Form 10-Q
period 2020-03-31
PropTech Acquisition Corp
filed 2020-05-13
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39142

PropTech Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	83-2587663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3485 N. Pines Way, Suite 110 Wilson, WY	83104
(Address of principal executive offices)	(Zip Code)

(847) 477-7963
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2020, there were 17,250,000 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

PROPTECH ACQUISITION CORPORATION

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PROPTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$1,231,753	$1,412,901
Prepaid expenses	210,367	217,566
Total current assets	1,442,120	1,630,467
Investments held in Trust Account	173,600,231	172,738,705
Total assets	$175,042,351	$174,369,172

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$27,591	$27,750
Accrued expenses	-	26,711
Franchise tax payable	50,000	83,836
Income tax payable	220,674	32,523
Total current liabilities	298,265	170,820
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	6,335,765	6,208,320

Commitments and Contingencies
Class A common stock, $0.0001 par value; 16,370,658 and 16,316,085 shares subject to possible redemption at $10.00 per share at March 31, 2020 and December 31, 2019, respectively	163,706,580	163,160,850

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 879,342 and 933,915 shares issued and outstanding (excluding 16,370,658 and 16,316,085 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	88	93
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	4,421,643	4,967,368
Retained earnings	577,844	32,110
Total stockholders' equity	5,000,006	5,000,002
Total liabilities and stockholders' equity	$175,042,351	$174,369,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH ACQUISITION CORPORATION

 CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31,
2020
General and administrative expenses	$130,057
Administrative expenses - related party	30,000
Franchise tax expense	52,017
Loss from operations	(212,074)
Gain on investments (net), dividends and interest, held in the Trust Account	945,960
Income before income tax expense	733,886
Income tax expense	188,152
Net income	$545,734

Weighted average number of shares outstanding of Class A common stock	17,250,000
Basic and diluted net income per share, Class A	$0.04
Weighted average number of shares outstanding of Class B common stock	4,312,500
Basic and diluted net loss per share, Class B	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH ACQUISITION CORPORATION

 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances - December 31, 2019	933,915	$93	4,312,500	$431	$4,967,368	$32,110	$5,000,002
Common stock subject to possible redemption	(54,573)	(5)	-	-	(545,725)	-	(545,730)
Net income	-	-	-	-	-	545,734	545,734
Balances - March 31, 2020 (Unaudited)	879,342	$88	4,312,500	$431	$4,421,643	$577,844	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH ACQUISITION CORPORATION

 CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2020
Cash Flows from Operating Activities:
Net income	$545,734
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments, dividends and interest, held in the Trust Account	(945,960)
Changes in operating assets and liabilities:
Prepaid expenses	7,199
Accounts payable	(159)
Accrued expenses	(26,711)
Franchise tax payable	(33,836)
Income tax payable	188,151
Net cash used in operating activities	(265,582)

Cash Flows from Investing Activities:
Interest released from Trust Account to pay franchise taxes	84,434
Net cash provided by investing activities	84,434

Net decrease in cash	(181,148)
Cash - beginning of the period	1,412,901
Cash - end of the period	$1,231,753

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$545,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

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

As of March 31, 2020, the Company had not yet commenced any operations. All activities for the period from July 31, 2019 (date of inception) to March 31, 2020 related to the Company’s formation and the Offering (as defined below), and since the closing of the Offering, the search for a prospective target for the initial Business Combination. The Company has selected December 31 as its fiscal year end.

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

Liquidity

As of March 31, 2020, the Company had approximately $1.2 million of cash in its operating account, approximately $1.1 million of investment income held in the Trust Account available to pay franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), and working capital of approximately $1.1 million (including approximately $271,000 of tax obligations).

Through March 31, 2020, the Company’s liquidity needs have been satisfied through proceeds of $25,000 from the Sponsor for issuance of the Founder Shares (Note 4), $225,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of $225,000 in loans was paid in full upon the closing of the Offering on November 26, 2019.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2020.

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

Net Income (Loss) Per Share of Common Stock

Net income per share of common stock is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 14,325,000 shares of Class A common stock in the calculation of diluted loss per share, since inclusion would be anti-dilutive under the treasury stock method as of March 31, 2020.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2020 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $946,000, net of funds available to be withdrawn from the Trust Account for payment of taxes, resulting in a total of approximately $706,000), by the weighted average number of shares of Class A common stock outstanding for the period. Basic and diluted net loss per share of Class B common stock for the three months ended March 31, 2020 is calculated by dividing net income less income attributable to Class A common stock of approximately $706,000, by the weighted average number of shares of Class B common stock outstanding for the period.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Company’s operating account and the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the federal depository insurance coverage of $250,000. At March 31, 2020, the Company has not experienced losses on these cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, and money market funds that invest solely in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments (net), dividends and interest, held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Fair Value Measurements

FASB ASC 820, Fair Value Measurement, defines fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received for the sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

As of March 31, 2020, and December 31, 2019, the recorded values of cash, accounts payable, accrued expenses, and tax payables approximate their fair values due to the short-term nature of the instruments.

Offering Costs

Offering costs consist of expenses incurred in connection with the preparation of the Offering. These expenses, together with the underwriting discounts and commissions, in the amount of approximately $10 million, were charged to equity upon completion of the Offering.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 1, all of the 17,250,000 shares of Class A common stock sold as part of Units in the Offering contain a redemption feature which allows for the redemption of the shares of Class A common stock if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its shares of Class A common stock in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2020 and December 31, 2019, 16,370,658 and 16,316,085 shares of Class A common stock subject to conditional redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At March 31, 2020 and December 31, 2019, there were no outstanding Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. The Company incurred $30,000 for expenses in connection with such services for the three months ended March 31, 2020, which is reflected in the accompanying statement of operations.

5. Commitments and Contingencies

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s financial position, results of operations and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

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

6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 100,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2020, and December 31, 2019, there were 17,250,000 shares of Class A common stock issued and outstanding, of which 16,370,658 and 16,316,085 shares of Class A common stock were classified outside of permanent equity, respectively.

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

In July 2019, the Sponsor purchased 3,881,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On October 30, 2019, the Company effected a stock dividend for approximately .11 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 shares of Class B common stock. In October 2019, the Sponsor transferred 25,000 Founder Shares to four of the Company’s directors and to a senior advisor. The Sponsor had agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On November 26, 2019, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture (see also Note 4). As of March 31, 2020, and December 31, 2019, there were 4,312,500 shares of Class B common stock outstanding.

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

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$173,600,231	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$1,600	$-	$-
U.S. Treasury Securities	172,737,105	-	-
Total	$172,738,705	$-	$-

8. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “our” or the “Company” are to PropTech Acquisition Corporation, except where the context requires otherwise. References to our “management” or our “management team” are to our officers and directors, and references to the “sponsor” are to HC PropTech Partners I LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Form 10-Q regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

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

For the three months ended March 31, 2020, we had net income of approximately $546,000, which consisted of approximately $946,000 in investment income, offset by approximately $130,000 in general and administrative expenses, $30,000 in related-party administrative expenses, approximately $52,000 in franchise tax expense and approximately $188,000 in income tax expense.

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $1.2 million in our operating account, approximately $1.1 million of investment income earned from investments held in the trust account that may be released to us to pay our taxes (less up to $100,000 of such net interest to pay dissolution expenses), and working capital of approximately $1.1 million (including approximately $271,000 of tax obligations).

Through March 31, 2020, our liquidity needs have been satisfied through proceeds of $25,000 from our sponsor for issuance of the founder shares, $225,000 in loans from our sponsor, and the net proceeds from the private placement not held in the trust account. The balance of $225,000 in loans was paid in full at the closing of our initial public offering on November 26, 2019.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

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

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to our sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. We incurred $30,000 for expenses in connection with such services for the three months ended March 31, 2020, which is reflected in the accompanying statement of operations.

Critical Accounting Policies and Estimates

Investments Held in Trust Account

Our portfolio of investments held in the Trust Account are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, and money market funds that invest solely in U.S. government securities. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in Trust Account in our statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital. Accordingly, as of March 31, 2020 and December 31, 2019, 16,370,658 and 16,316,085 shares of Class A common stock subject to conditional redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our executive officers (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 20, 2020.

Our search for a business combination may be materially adversely affected by the recent COVID-19 outbreak.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s financial position, results of operations and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Exhibit Number	Description
31.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPTECH ACQUISITION CORPORATION

Date: May 13, 2020	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Co-Chief Executive Officer and President (Co-Principal Executive Officer)