Form 10-Q
period 2020-06-30
PropTech Acquisition Corp
filed 2020-08-11
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 17,250,000 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

PROPTECH ACQUISITION CORPORATION

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PROPTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$1,066,867	$1,412,901
Prepaid and other expenses	357,976	217,566
Total current assets	1,424,843	1,630,467
Investments held in Trust Account	173,210,276	172,738,705
Total assets	$174,635,119	$174,369,172

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,845	$27,750
Accrued expenses	-	26,711
Franchise tax payable	66,247	83,836
Income tax payable	-	32,523
Total current liabilities	71,092	170,820
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	6,108,592	6,208,320

Commitments and Contingencies
Class A common stock, $0.0001 par value; 16,352,652 and 16,316,085 shares subject to possible redemption at $10.00 per share at June 30, 2020 and December 31, 2019, respectively	163,526,520	163,160,850

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 897,348 and 933,915 shares issued and outstanding (excluding 16,352,652 and 16,316,085 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	90	93
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	4,601,701	4,967,368
Retained earnings	397,785	32,110
Total stockholders’ equity	5,000,007	5,000,002
Total liabilities and stockholders’ equity	$174,635,119	$174,369,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2020	For the six months ended June 30, 2020
General and administrative expenses	$153,473	$283,530
Administrative expenses - related party	30,000	60,000
Franchise tax expense	50,000	102,017
Loss from operations	(233,473)	(445,547)
Gain on investments, dividends and interest, held in the Trust Account	54,322	1,000,282
Income (loss) before income tax expense	(179,151)	554,735
Income tax expense	908	189,060
Net income (loss)	$(180,059)	$365,675

Weighted average number of shares outstanding of Class A common stock	17,250,000	17,250,000
Basic and diluted net income per share, Class A	$0.00	$0.04
Weighted average number of shares outstanding of Class B common stock	4,312,500	4,312,500
Basic and diluted net loss per share, Class B	$(0.04)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH ACQUISITION CORPORATION

 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the six months ended June 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances - December 31, 2019	933,915	$93	4,312,500	$431	$4,967,368	$32,110	$5,000,002
Common stock subject to possible redemption	(54,573)	(5)	-	-	(545,725)	-	(545,730)
Net income	-	-	-	-	-	545,734	545,734
Balances - March 31, 2020 (Unaudited)	879,342	$88	4,312,500	$431	$4,421,643	$577,844	$5,000,006
Common stock subject to possible redemption	18,006	2	-	-	180,058	-	180,060
Net loss	-	-	-	-	-	(180,059)	(180,059)
Balances - June 30, 2020 (Unaudited)	897,348	$90	4,312,500	$431	$4,601,701	$397,785	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2020
Cash Flows from Operating Activities:
Net income	$365,675
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments (net), dividends and interest, held in the Trust Account	(1,000,282)
Changes in operating assets and liabilities:
Prepaid expenses	(140,410)
Accounts payable	(22,905)
Accrued expenses	(26,711)
Franchise tax payable	(17,589)
Income tax payable	(32,523)
Net cash used in operating activities	(874,745)

Cash Flows from Investing Activities:
Interest released from Trust Account to pay franchise and income taxes	528,711
Net cash provided by investing activities	528,711

Net decrease in cash	(346,034)
Cash - beginning of the period	1,412,901
Cash - end of the period	$1,066,867

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$365,670

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

As of June 30, 2020, the Company had not yet commenced any operations. All activities for the period from July 31, 2019 (date of inception) to June 30, 2020 related to the Company’s formation and the Offering (as defined below), and since the closing of the Offering, the search for a prospective target for the initial Business Combination. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of June 30, 2020, the Company had approximately $1.1 million of cash in its operating account, approximately $710,000 of investment income held in the Trust Account available to pay franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), and working capital of approximately $1.4 million (including approximately $66,000 of franchise tax obligations).

Through June 30, 2020, the Company’s liquidity needs have been satisfied through proceeds of $25,000 from the Sponsor for issuance of the Founder Shares (Note 4), $225,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of $225,000 in loans was paid in full upon the closing of the Offering on November 26, 2019.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 26, 2021.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 14,325,000 shares of Class A common stock in the calculation of diluted loss per share, since inclusion would be anti-dilutive under the treasury stock method as of June 30, 2020.

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Basic and diluted net income per share of Class A common stock for the three months ended June 30, 2020 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $54,000, net of funds available to be withdrawn from the Trust Account for payment of taxes, resulting in a total of approximately $3,000), by the weighted average number of shares of Class A common stock outstanding for the period. Basic and diluted net loss per share of Class B common stock for the three months ended June 30, 2020 is calculated by dividing net loss less income attributable to Class A common stock of approximately $3,000, by the weighted average number of shares of Class B common stock outstanding for the period.

Basic and diluted net income per share of Class A common stock for the six months ended June 30, 2020 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $1.0 million, net of funds available to be withdrawn from the Trust Account for payment of taxes, resulting in a total of approximately $709,000), by the weighted average number of shares of Class A common stock outstanding for the period. Basic and diluted net loss per share of Class B common stock for the six months ended June 30, 2020 is calculated by dividing net income less income attributable to Class A common stock of approximately $709,000, by the weighted average number of shares of Class B common stock outstanding for the period.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Company’s operating account and the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the federal depository insurance coverage of $250,000. At June 30, 2020, the Company has not experienced losses on these cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account as of June 30, 2020 consist entirely of an investment in a money market fund that invests solely in only U.S. treasury securities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, and money market funds that invest solely in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments (net), dividends and interest, held in the Trust Account in the accompanying statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

As of June 30, 2020, and December 31, 2019, the recorded values of cash, accounts payable, accrued expenses, and taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account as of June 30, 2020 consist entirely of an investment in a money market fund that invests solely in U.S. treasury securities. The fair value of investments held in the Trust Account is determined using quoted market prices in active markets.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2020 and December 31, 2019, 16,352,652 and 16,316,085 shares of Class A common stock subject to conditional redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At June 30, 2020 and December 31, 2019, there were no outstanding Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. The Company incurred $30,000 and $60,000 for expenses in connection with such services for the three and six months ended June 30, 2020, respectively, which is reflected in the accompanying statements of operations.

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

6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 100,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2020, and December 31, 2019, there were 17,250,000 shares of Class A common stock issued and outstanding, of which 16,352,652 and 16,316,085 shares of Class A common stock were classified outside of permanent equity, respectively.

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

In July 2019, the Sponsor purchased 3,881,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On October 30, 2019, the Company effected a stock dividend for approximately .11 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 shares of Class B common stock. In October 2019, the Sponsor transferred 25,000 Founder Shares to four of the Company’s directors and to a senior advisor. The Sponsor had agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On November 26, 2019, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture (see also Note 4). As of June 30, 2020, and December 31, 2019, there were 4,312,500 shares of Class B common stock outstanding.

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

7. Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy:

June 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$173,210,276	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$1,600	$-	$-
U.S. Treasury Securities	172,737,105	-	-
Total	$172,738,705	$-	$-

8. Subsequent Events

On July 30, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PTAC Merger Sub Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Porch.com, Inc., a Delaware corporation (“Porch”), and Joe Hanauer, in his capacity as the representative of all Pre-Closing Holders (as defined in the Merger Agreement) (the “Holder Representative”).

Pursuant to the terms of the Merger Agreement, a business combination between Porch and the Company will be effected through the merger of Merger Sub with and into Porch, with Porch surviving as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”). Once effective, all equity securities of Porch will be converted into the right to receive the applicable portion of merger consideration pursuant to the terms and subject to the conditions set forth in the Merger Agreement.

Under the terms of the Merger Agreement, the aggregate consideration to be paid in the Merger is $471,500,000, as adjusted in accordance with the terms of the Merger Agreement, and apportioned between cash and Class A common stock of the Company, par value $0.001 per share (“PTAC Common Shares”), as more specifically set forth therein. In addition, the Company will issue to the Pre-Closing Holders an aggregate of 5,000,000 restricted PTAC Common Shares.

At the effective time of the Merger (the “Effective Time”), (a) each share of common stock, par value $0.01 per share, of Porch (“Porch Common Stock”) that is issued and outstanding immediately prior to the Effective Time (other than dissenting shares, Porch Restricted Shares (as defined in the Merger Agreement), and shares of Porch Common Stock, if any, held in the treasury of the Company) will be canceled and converted into and become the right to receive the applicable portion of the total merger consideration in accordance with an allocation schedule to be provided by Porch (the “Allocation Schedule”) that will set forth the allocation of the merger consideration and the earn-out shares among the pre-closing holders of Porch, and (b) each warrant to purchase Porch Common Stock or preferred stock, par value $0.01 per share, of Porch (“Porch Preferred Stock”) (other than Underwater Warrants (as defined in the Merger Agreement)) that is unexercised and outstanding immediately prior to the Effective Time will be canceled and converted into and become the right to receive the applicable portion of the total merger consideration in accordance with the Allocation Schedule.

In connection with the execution of the Merger Agreement, certain holders representing at least a majority of each of Porch Preferred Stock, Series B Preferred Stock of Porch and a majority of the Porch Common Stock (determined on an as-converted basis) have entered into voting and support agreements (the “Support Agreements”) with the Company, along with irrevocable written consents to convert all of the Porch Preferred Stock to Porch Common Stock prior to the Closing. The Support Agreements provide for, among other things, that the stockholders of Porch party thereto will vote their respective equity securities in Porch in favor of the Merger Agreement and the consummation of the transactions contemplated thereby.

On July 30, 2020, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 15,000,000 PTAC Common Shares for an aggregate purchase price of $150,000,000.00 on the date of Closing, on the terms and subject to the conditions set forth therein. The Subscription Agreement contains customary representations and warranties of Porch, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement.

For additional information regarding the Merger, the Merger Agreement and Porch, see the Form 8-K filed by the Company with the SEC on July 31, 2020.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance require potential adjustment to or disclosure in the financial statements and has concluded that, except as set forth above, all such events that would require recognition or disclosure have been recognized or disclosed.

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

On July 30, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PTAC Merger Sub Corporation, a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), Porch.com, Inc., a Delaware corporation (“Porch”), and Joe Hanauer, in his capacity as the representative of all Pre-Closing Holders (as defined in the Merger Agreement) as well as certain other agreements, as further described in Note 8 to the financial statement included in Item 1 of this Quarterly Report on Form 10-Q.

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

For the three months ended June 30, 2020, we had a net loss of approximately $180,000, which consisted of approximately $54,000 in investment income, offset by approximately $153,000 in general and administrative expenses, $30,000 in related-party administrative expenses, approximately $50,000 in franchise tax expense and approximately $900 in income tax expense.

For the six months ended June 30, 2020, we had a net income of approximately $366,000, which consisted of approximately $1.0 million in investment income, offset by approximately $284,000 in general and administrative expenses, $60,000 in related-party administrative expenses, approximately $102,000 in franchise tax expense and approximately $189,000 in income tax expense.

Going Concern Consideration

As of June 30, 2020, we had approximately $1.1 million in our operating account, approximately $710,000 of investment income earned from investments held in the trust account that may be released to us to pay our taxes (less up to $100,000 of such net interest to pay dissolution expenses), and working capital of approximately $1.4 million (including approximately $66,000 of franchise tax obligations).

Through June 30, 2020, our liquidity needs have been satisfied through proceeds of $25,000 from our sponsor for issuance of the founder shares, $225,000 in loans from our sponsor, and the net proceeds from the private placement not held in the trust account. The balance of $225,000 in loans was paid in full at the closing of our initial public offering on November 26, 2019.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 26, 2021.

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

Promissory Note – Related Party

On July 31, 2019, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was due upon the completion of our initial public offering. We borrowed $225,000 under the Note. The Note balance was paid in full at closing of our initial public offering on November 26, 2019.

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to our sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. We incurred $30,000 and $60,000 for expenses in connection with such services for the three and six months ended June 30, 2020, respectively, which is reflected in the accompanying statements of operations.

Critical Accounting Policies and Estimates

Investments Held in Trust Account

Our portfolio of investments held in the Trust Account are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, and money market funds that invest solely in U.S. government securities. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in Trust Account in our statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital. Accordingly, as of June 30, 2020 and December 31, 2019, 16,352,652 and 16,316,085 shares of Class A common stock subject to conditional redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our executive officers (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

PROPTECH ACQUISITION CORPORATION

Date: August 11, 2020	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Co-Chief Executive Officer and President