Form 10-Q
period 2020-09-30
PropTech Acquisition Corp
filed 2020-11-04
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39142

PropTech Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	83-2587663
(State or other jurisdiction of |incorporation or organization)	(I.R.S. Employer Identification No.)

3485 N. Pines Way, Suite 110 Wilson, WY	83104
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2020, there were 17,250,000 shares of Class A common stock and 4,312,500 shares of Class B common stock of the registrant issued and outstanding.

PROPTECH ACQUISITION CORPORATION

Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 (Unaudited); and for the period from July 31, 2019 (date of inception) through September 30, 2019	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2020 (Unaudited); and for the period from July 31, 2019 (date of inception) through September 30, 2019	3

	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 (Unaudited); and for the period from July 31, 2019 (date of inception) through September 30, 2019	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PROPTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$906,994	$1,412,901
Prepaid and other expenses	327,178	217,566
Total current assets	1,234,172	1,630,467
Investments held in Trust Account	173,197,766	172,738,705
Total assets	$174,431,938	$174,369,172

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$58,858	$27,750
Accrued expenses	2,849,250	26,711
Franchise tax payable	99,370	83,836
Income tax payable	-	32,523
Total current liabilities	3,007,478	170,820
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	9,044,978	6,208,320

Commitments and Contingencies
Class A common stock, $0.0001 par value; 16,038,695 and 16,316,085 shares subject to possible redemption at $10.00 per share at September 30, 2020 and December 31, 2019, respectively	160,386,950	163,160,850

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,211,305 and 933,915 shares issued and outstanding (excluding 16,038,695 and 16,316,085 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	121	93
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	7,741,240	4,967,368
Retained earnings (Accumulated deficit)	(2,741,782)	32,110
Total stockholders’ equity	5,000,010	5,000,002
Total liabilities and stockholders’ equity	$174,431,938	$174,369,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROPTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020	For the period from July 31, 2019 (date of inception) through September 30, 2019
General and administrative expenses	$3,063,934	$3,347,464	$8,000
Administrative expenses - related party	30,000	90,000	-
Franchise tax expense	50,000	152,017	-
Loss from operations	(3,143,934)	(3,589,481)	(8,000)
Gain on investments, dividends and interest, held in the Trust Account	4,367	1,004,649	-
Loss before income tax expense	(3,139,567)	(2,584,832)	(8,000)
Income tax expense	-	189,060	-
Net loss	$(3,139,567)	$(2,773,892)	$(8,000)

Weighted average number of shares outstanding of Class A common stock	17,250,000	17,250,000	-
Basic and diluted net income (loss) per share, Class A	$(0.00)	$0.04	$-
Weighted average number of shares outstanding of Class B common stock	4,312,500	4,312,500	3,750,000
Basic and diluted net loss per share, Class B	$(0.72)	$(0.80)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROPTECH ACQUISITION CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the nine months ended September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances - December 31, 2019	933,915	$93	4,312,500	$431	$4,967,368	$32,110	$5,000,002
Common stock subject to possible redemption	(54,573)	(5)	-	-	(545,725)	-	(545,730)
Net income	-	-	-	-	-	545,734	545,734
Balances - March 31, 2020 (Unaudited)	879,342	$88	4,312,500	$431	$4,421,643	$577,844	$5,000,006
Common stock subject to possible redemption	18,006	2	-	-	180,058	-	180,060
Net loss	-	-	-	-	-	(180,059)	(180,059)
Balances - June 30, 2020 (Unaudited)	897,348	$90	4,312,500	$431	$4,601,701	$397,785	$5,000,007
Common stock subject to possible redemption	313,957	31	-	-	3,139,539	-	3,139,570
Net loss	-	-	-	-	-	(3,139,567)	(3,139,567)
Balances - September 30, 2020 (Unaudited)	1,211,305	$121	4,312,500	$431	$7,741,240	$(2,741,782)	$5,000,010

	For the period from July 31, 2019 (date of inception) through September 30, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances - July 31, 2019 (date of inception)	-	$-	-	$-	$-	$-	$-
Sale of Class B common stock to Sponsor for approximately $0.006 per share	-	-	4,312,500	-	25,000	-	25,000
Net loss attributable to Class B common stock	-	-	-	-	-	(8,000)	(8,000)
Balances - September 30, 2019 (Unaudited)	-	$-	4,312,500	$-	$25,000	$(8,000)	$17,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROPTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2020	For the period from July 31, 2019 (date of inception) through September 30, 2019
Cash Flows from Operating Activities:
Net loss	$(2,773,892)	$(8,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments, dividends and interest, held in the Trust Account	(1,004,649)	-
Changes in operating assets and liabilities:
Prepaid expenses	(109,612)	-
Accounts payable	31,108
Accrued expenses	2,822,539	8,000
Franchise tax payable	15,534	-
Income tax payable	(32,523)	-
Net cash used in operating activities	(1,051,495)	-

Cash Flows from Investing Activities:
Interest released from Trust Account to pay taxes	545,588	-
Net cash provided by investing activities	545,588	-

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net decrease in cash	(505,907)	25,000
Cash - beginning of the period	1,412,901	-
Cash - end of the period	$906,994	$25,000

Supplemental disclosure of noncash activities:
Deferred offering costs included in Accrued offering costs and Accounts payable	$-	$38,000
Offering costs paid directly by Sponsor	$-	$75,000
Change in value of common stock subject to possible redemption	$(2,773,900)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROPTECH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 30, 2020, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with PTAC Merger Sub Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Porch.com, Inc., a Delaware corporation (“Porch”), and Joe Hanauer, in his capacity as the representative of all Pre-Closing Holders (as defined in the Merger Agreement) (the “Holder Representative”). See “Proposed Business Combination” below for additional information.

As of September 30, 2020, the Company had not yet commenced any operations. All activities for the period from July 31, 2019 (date of inception) through September 30, 2020 related to the Company’s formation and the Offering (as defined below), and since the closing of the Offering, the search for and negotiations with, a prospective target for the initial Business Combination. The Company has selected December 31 as its fiscal year end.

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

Proposed Business Combination

On July 30, 2020, the Company entered into the Merger Agreement with PTAC Merger Sub Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), Porch.com, Inc., (“Porch”), and Joe Hanauer, in his capacity as the representative of all Pre-Closing Holders (as defined in the Merger Agreement) (the “Holder Representative”).

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

Under the terms of the Merger Agreement, the aggregate consideration to be paid in the Merger is $471,500,000, as adjusted in accordance with the terms of the Merger Agreement, and apportioned between cash and Class A common stock of the Company, par value $0.001 per share (“PTAC Common Shares”), as more specifically set forth therein. In addition, the Company will issue to the Pre-Closing Holders an aggregate of 5,000,000 restricted PTAC Common Shares (“Earn Out Shares”).

With respect to the Earn Out Shares: (i) one-third (1/3) of the Earn Out Shares will vest if the closing price of the PTAC Common Shares is greater than or equal to $18.00 over any twenty (20) Trading Days (as defined in the Merger Agreement) within any thirty (30) consecutive Trading Day period, (ii) one-third (1/3) of the Earn Out Shares will vest if the closing price of the PTAC Common Shares is greater than or equal to $20.00 over any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period, and (iii) one-third (1/3) of the Earn Out Shares will vest if the closing price of the PTAC Common Shares is greater than or equal to $22.00 over any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period, in each case, prior to the expiry of three (3) years from the Closing (the “Earn Out Period”). In addition, if there is a sale of PTAC prior to the expiration of the Earn Out Period that will result in the holders of PTAC Common Shares receiving a price per share equal to or in excess of the applicable price per share thresholds described above, then Earn Out Shares will vest in connection with such sale of the Company in the manner set forth in the Merger Agreement.

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

In addition, as of the Effective Time, (i) each option to purchase Porch Common Stock (“Porch Option”), whether vested or unvested, that is outstanding immediately prior to the Effective Time and held by a pre-closing holder who is providing services to Porch immediately prior to the Effective Time, will be assumed and converted into an option with respect to a number of PTAC Common Shares in the manner set forth in the Merger Agreement, and each such active employee of the Company (“Employee Earn Out Recipient”) who is a pre-closing holder who holds a Company Option will receive such holder’s allocation of the Earn Out Shares (subject to a continuous employment requirement), (ii) each Porch Option that is outstanding at such time and held by a pre-closing holder who is not then providing services to the Company will be converted into a number of Porch Common Shares in the manner set forth in the Merger Agreement, (iii) each award of restricted stock units with respect to shares of Porch Common Stock (“Porch RSUs”) that is outstanding immediately prior to the Effective Time will be assumed and converted into the right to receive an award of restricted stock units denominated in a number of PTAC Common Shares in the manner set forth in the Merger Agreement, and each Employee Earn Out Recipient who holds Porch RSUs will receive such holder’s allocation of the Earn Out Shares (subject to a continuous employment requirement), (iv) each award of Porch Restricted Shares that is outstanding immediately prior to the Effective Time will be assumed and converted into the right to receive an award of restricted shares denominated in a number of PTAC Common Shares in the manner set forth in the Merger Agreement and (v) each Employee Earn Out Recipient who holds Porch Restricted Shares will receive such holder’s allocation of the Earn Out Shares (subject to a continuous employment requirement).

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

On October 12, 2020, the Company entered into amendments to the Merger Agreement and the Subscription Agreements. The Merger Agreement was revised to: (i) amend and restate the definition of “Acquisition Amounts” to include any acquisitions completed by the Company prior to the closing of the Merger in which Company common shares are issued as consideration, (ii) amend and restate Section 5.1(b)(ii) of the Company Schedules to conform with the change noted in clause (i) and to update the list of potential M&A transactions, (iii) change the Termination Date to January 31, 2021 (subject to extension as set forth in the Merger Agreement) and (iv) amend and restate Exhibit J to the Merger Agreement to reflect the change of PTAC’s name to “Porch Group, Inc.” following the completion of the Merger. Pursuant to the Subscription Agreement amendments, each of the Subscription Agreements was revised to change the termination date to January 31, 2021.

For additional information regarding the Merger, the Merger Agreement and Porch, see the Form 8-Ks filed by the Company with the SEC on October 14, 2020 and July 31, 2020 and the Form S-4 filed by the Company with the SEC on October 14, 2020.

Going Concern Consideration

As of September 30, 2020, the Company had approximately $907,000 of cash in its operating account, approximately $698,000 of investment income held in the Trust Account available to pay franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), and working capital deficit of approximately $1.8 million (including approximately $99,000 of franchise tax obligations).

In order to finance transaction costs in connection with an intended initial business combination, the Company’s sponsor or an affiliate of the Company’s sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by the Company’s sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Through September 30, 2020, the Company’s liquidity needs have been satisfied through proceeds of $25,000 from the Sponsor for issuance of the Founder Shares (Note 4), $225,000 in loans from the Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of $225,000 in loans was paid in full upon the closing of the Offering on November 26, 2019.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change due to one or more future confirming events. Actual results could differ from those estimates.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the periods. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 14,325,000 shares of Class A common stock in the calculation of diluted loss per share, since such inclusion would be anti-dilutive under the treasury stock method as of September 30, 2020.

The Company’s unaudited condensed consolidated statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Basic and diluted net loss per share of Class A common stock for the three months ended September 30, 2020 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $4,000, net of funds available to be withdrawn from the Trust Account for payment of taxes, resulting in a loss of approximately $46,000), by the weighted average number of shares of Class A common stock outstanding for the periods. Basic and diluted net loss per share of Class B common stock for the three months ended September 30, 2020 is calculated by dividing net loss less loss attributable to Class A common stock of approximately $46,000, by the weighted average number of shares of Class B common stock outstanding for the periods.

Basic and diluted net loss per share of Class A common stock for the nine months ended September 30, 2020 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $1.0 million, net of funds available to be withdrawn from the Trust Account for payment of taxes, resulting in a total of approximately $664,000), by the weighted average number of shares of Class A common stock outstanding for the period. Basic and diluted net loss per share of Class B common stock for the nine months ended September 30, 2020 is calculated by dividing net loss less income attributable to Class A common stock of approximately $664,000, by the weighted average number of shares of Class B common stock outstanding for the period.

At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Company’s operating account and the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the federal depository insurance coverage of $250,000. At September 30, 2020, the Company has not experienced losses on these cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account as of September 30, 2020 consist entirely of an investment in a money market fund that invests solely in only U.S. treasury securities.

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

As of September 30, 2020, and December 31, 2019, the recorded values of cash, accounts payable, accrued expenses, and taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account as of September 30, 2020 consist entirely of an investment in a money market fund that invests solely in U.S. treasury securities. The fair value of investments held in the Trust Account is determined using quoted market prices in active markets.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2020 and December 31, 2019, 16,038,695 and 16,316,085 shares of Class A common stock subject to conditional redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The Company’s currently taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded and income tax expense of $0 and $189,060, respectively. The Company’s effective tax rate for three and nine months ended September 30, 2020 was 0% and 7.3%, respectively, which differs from the expected income tax rate due to start-up costs which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

4. Related Party Transactions

Founder Shares

In July 2019, the Sponsor purchased 3,881,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On October 30, 2019, the Company effected a stock dividend for approximately 0.11 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 founder shares (“Founder Shares”). In October 2019, the Sponsor transferred 25,000 Founder Shares to four of the Company’s directors, and to a senior advisor. The Sponsor had agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On November 26, 2019, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At September 30, 2020 and December 31, 2019, there were no outstanding Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. The Company incurred $30,000 and $90,000 for expenses in connection with such services for the three and nine months ended September 30, 2020, respectively, which is reflected in the accompanying unaudited condensed consolidated statements of operations.

5. Commitments and Contingencies

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s financial position, results of operations and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of Porch’s or any other potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

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

6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 100,000,000 shares of Class A common stock, $0.0001 par value. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2020, and December 31, 2019, there were 17,250,000 shares of Class A common stock issued and outstanding, of which 16,038,695 and 16,316,085 shares of Class A common stock were classified outside of permanent equity, respectively.

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

In July 2019, the Sponsor purchased 3,881,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On October 30, 2019, the Company effected a stock dividend for approximately 0.11 shares for each share of Class B common stock outstanding, resulting in the Sponsor holding an aggregate of 4,312,500 shares of Class B common stock. In October 2019, the Sponsor transferred 25,000 Founder Shares to four of the Company’s directors and to a senior advisor. The Sponsor had agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On November 26, 2019, the underwriters exercised the over-allotment option in full; thus, these Founder Shares were no longer subject to forfeiture (see also Note 4). As of September 30, 2020, and December 31, 2019, there were 4,312,500 shares of Class B common stock outstanding.

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

7. Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy:

September 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$173,197,766	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$1,600	$-	$-
U.S. Treasury Securities	172,737,105	-	-
Total	$172,738,705	$-	$-

8. Subsequent Events

On October 12, 2020, the Company entered into an amendment (the “Amendment”) to the Merger Agreement. Pursuant to the transactions contemplated by the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Porch, with Porch surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company. Each capitalized term used and not defined herein shall have the meaning assigned to it in the Merger Agreement.

Pursuant to the Amendment, the Merger Agreement was revised to (i) amend and restate the definition of “Acquisition Amounts” to include any acquisitions completed by Porch prior to the closing of the Merger in which Porch’s common shares are issued as consideration, (ii) amend and restate Section 5.1(b)(ii) of Porch’s Schedules to conform with the change noted in clause (i) and to update the list of potential M&A transactions, (iii) change the Termination Date to January 31, 2021 (subject to extension as set forth in the Merger Agreement) and (iv) amend and restate Exhibit J to the Merger Agreement to reflect the change of the Company’s name to “Porch Group, Inc.” following the completion of the Merger.

For additional information regarding the Amendment, the Merger Agreement and Porch, see the Form 8-K filed by the Company with the SEC on October 12, 2020 and the Form S-4 filed by the Company with the SEC on October 14, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “our” or the “Company” are to PropTech Acquisition Corporation, except where the context requires otherwise. References to our “management” or our “management team” are to our officers and directors, and references to the “sponsor” are to HC PropTech Partners I LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

Proposed Business Combination

As more fully described in Note 1 to the unaudited condensed consolidated financial statements included as Item 1 to this Quarterly Report on Form 10-Q, on July 30, 2020, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with PTAC Merger Sub Corporation, our wholly-owned subsidiary (“Merger Sub”), Porch.com, Inc., (“Porch”), and Joe Hanauer, in his capacity as the representative of all Pre-Closing Holders (as defined in the Merger Agreement) as well as certain other agreements.

For additional information regarding the Amendment, the Merger Agreement and Porch, see the Form 8-K filed by the Company with the SEC on October 12, 2020 and the Form S-4 filed by the Company with the SEC on October 14, 2020.

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

For the three months ended September 30, 2020, we had a net loss of approximately $3.1 million, which consisted of approximately $4,000 in investment income, offset by approximately $3.1 million in general and administrative expenses, $30,000 in related-party administrative expenses, and $50,000 in franchise tax expense.

For the nine months ended September 30, 2020, we had a net loss of approximately $2.8 million, which consisted of approximately $1.0 million in investment income, offset by approximately $3.3 million in general and administrative expenses, $90,000 in related-party administrative expenses, approximately $152,000 in franchise tax expense and approximately $189,000 in income tax expense.

For the period from July 31, 2019 (date of inception) through September 30, 2019, we had a net loss of $8,000, which consisted solely of $8,000 in general and administrative expenses.

Going Concern Consideration

As of September 30, 2020, we had approximately $907,000 in our operating account, approximately $698,000 of investment income earned from investments held in the trust account that may be released to us to pay our taxes (less up to $100,000 of such net interest to pay dissolution expenses), and a working capital deficit of approximately $1.8 million (including approximately $99,000 of franchise tax obligations).

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Through September 30, 2020, our liquidity needs have been satisfied through proceeds of $25,000 from our sponsor for issuance of the founder shares, $225,000 in loans from our sponsor, and the net proceeds from the private placement not held in the trust account. The balance of $225,000 in loans was paid in full at the closing of our initial public offering on November 26, 2019.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of Porch’s or any other potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

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

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to our sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. We incurred $30,000 and $90,000 for expenses in connection with such services for the three and nine months ended September 30, 2020, respectively, which is reflected in the accompanying condensed consolidated statements of operations.

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital. Accordingly, as of September 30, 2020 and December 31, 2019, 16,038,695 and 16,316,085 shares of Class A common stock subject to conditional redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our executive officers (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as set forth below and in the Form S-4 filed on October 14, 2020, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 20, 2020.

Our search for a business combination may be materially adversely affected by the recent COVID-19 outbreak.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our financial position, results of operations and cash flows may be materially adversely affected. Additionally, our ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of Porch’s or any other potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 30, 2020, by and among the Company, PTAC Merger Sub, Porch.com, Inc. and Joe Hanauer. **
2.2	First Amendment to the Agreement and Plan of Merger, dated as of October 12, 2020, by and among the Company, PTAC and Merger Sub, Porch.com, Inc. and Joe Hanauer. ***
10.1	Form of Amendment No. 1 to Subscription Agreement ***
10.2	Form of Subscription Agreement. **
10.3	Form of Support Agreement **
31.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
32.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Furnished herewith
**	Incorporated by reference to the Form 8-K filed by the Company on July 31, 2020.
***	Incorporated by reference to the Form 8-K filed by the Company on October 14, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPTECH ACQUISITION CORPORATION

Date: November 4, 2020	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Co-Chief Executive Officer and President