Form 10-K
period 2020-12-31
Porch Group, Inc.
filed 2021-03-31
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39142

PORCH GROUP, INC

(Exact name of registrant as specified in its charter)

Delaware	83-2587663
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 1st Avenue S., Suite 300, Seattle, WA	98134
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (855) 767-2400

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, par value $0.0001 per share Warrants to purchase common stock	PRCH PRCHW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Stock Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $175 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of March 26, 2021 was 89,415,481.

Documents Incorporated by Reference

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2021 Annual Meeting of Stockholders to be held on June 9, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) and the documents incorporated herein by reference contain forward- looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●	the ability to recognize the anticipated benefits of the Company’s business combination consummated on December 23, 2020 (the “Merger”) pursuant to that certain Agreement and Plan of Merger, dated July 30, 2020 (as amended by the First Amendment to the Agreement and Plan of Merger, dated as of October 12, 2020, the “Merger Agreement”), by and among PropTech Acquisition Corporation (“PTAC”), PTAC Merger Sub Corporation, a Delaware corporation and wholly-owned subsidiary of PTAC (“Merger Sub”), Porch.com, Inc. a Delaware corporation, and Joe Hanauer, in his capacity as the shareholder representative, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
●	expansion plans and opportunities, including future acquisitions or additional business combinations;
●	costs related to the Merger;
●	litigation, complaints, and/or adverse publicity;
●	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	privacy and data protection laws, privacy or data breaches, or the loss of data; and
●	the impact of the COVID-19 pandemic and its effect on the business and financial conditions of the Company.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described in the “Risk Factors” section. The risks described in “Risk Factors” are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Unless the context otherwise requires, references in this section to “we,” “our,” “us,” the “Company” or “Porch” generally refer to Porch Group, Inc. and its consolidated subsidiaries.

Overview

Who We Are

Porch is a vertical software platform for the home, providing software and services to approximately 11,000 home services companies, such as home inspectors, moving companies, utility companies, home insurance, warranty companies, and others. Porch helps these service providers grow their business and improve their customer experience. As a way to pay for the software and services, these companies connect their homebuyers to Porch, who in turn makes the moving process easier, helping consumers save time and make better decisions about critical services, including insurance, moving, security, TV/internet, home repair and improvement, and more. While some home services companies pay Porch typical software-as-a-service (“SaaS”) fees, the majority of Porch’s revenue comes from business-to-business-to-consumer (“B2B2C”) transaction revenues, with service providers such as insurance carriers or TV/internet companies paying Porch for new customer sign-ups.

Porch is the largest provider of software for certain home service verticals, such as the home inspection industry where more than a quarter of all U.S. home inspections are processed through Porch. Porch operates under a number of brands, such as Inspection Support LLC (“ISN™”), Porch’s enterprise resource planning (“ERP”) and customer relationship management (“CRM”) software, HireAHelperTM , where it provides software and demand for moving companies, Elite Insurance Group, where Porch is a licensed nationwide insurance agency, V12, which provides data and analytical solutions that allow brands to improve the performance of their marketing, iRoofing, which provides measurement software for roofers, and Porch.com, where homeowners can complete home projects.

Background and Corporate History

On December 23, 2020 (the “Closing Date”), Porch.com, Inc. and PTAC consummated the business combination pursuant to the Merger Agreement whereby Porch.com, Inc. merged with and into Merger Sub and became a wholly owned subsidiary of PTAC. On the Closing Date, PTAC changed its name from “PropTech Acquisition Corporation” to “Porch Group, Inc.” References in this section to Porch prior to the Closing Date refer to Porch.com, Inc.

We were incorporated in the State of Delaware on December 22, 2011 and officially launched as Porch.com, Inc. on September 17, 2013. We launched Porch with the goal of simplifying the homebuying, move-in, and home maintenance process. We began as a data-driven home services marketplace, delivering project requests to home improvement professionals across the country who make up part of the $460 billion North American home improvement market.1 After two (2) years of growth, and with key learnings in hand, Porch expanded its offerings by providing software and service to home services companies, transitioning to a vertical software company focused on the home. We knew that we wanted to focus on individuals making critical and high value purchase decisions at the start of their homeowning journey. We also knew that we wanted to partner with home service companies to create long-term defensible and proprietary access to these consumers. As of the end of 2020, approximately 11,000 small and large businesses — home inspectors, moving companies, large utilities, home warranty companies and more — use Porch to improve their operations, grow their business, and improve their customer experiences. These partnerships provide Porch introductions to end customers (who are largely homebuyers or existing homeowners) to help make the move and home maintenance simpler. This access is unique, wide-ranging and early in the homebuying process. Because the home inspection industry is Porch’s largest vertical with more than a quarter of all U.S. home inspections being managed in Porch’s ERP/CRM software2, Porch typically gets introduced to a homebuyer approximately six (6) weeks before their move-in day, when

1 Based on data from Global Market Insights, Inc.

2 Based on internal Porch data regarding total home inspections processed via Porch software from January 2020 through June 2020, as a percentage of total 1H 2020 home sales. “Total 1H 2020 home sales,” as used herein, represents the sum of new and existing U.S. home sales for the period from February 2020 through July 2020 (in order to account for the delay between home inspection and closing of sale), as reported by the U.S. Census Bureau (new home sales) and the National Association of Realtors (existing home sales).

critical purchase decisions are being made.

Throughout the last seven (7) years, Porch has established many partnerships across a number of home-related industries. Porch has also proven effective at selectively acquiring companies which can be efficiently integrated into Porch’s platform. In 2017, we significantly expanded our position in the home inspection industry by acquiring ISN™, a developer of ERP and CRM software for home inspectors. Under Porch’s ownership, ISN™ has increased its revenues approximately five-fold (5x) in the three (3) years since Porch acquired it. In November 2018, we acquired Hire A Helper, LLC (“HireAHelper™”), a provider of software and demand for moving companies. Similarly, within 18 months after being acquired by Porch, HireAHelper™ had more than doubled its revenues and achieved significant increases in profits. More recently, Porch announced acquisitions of V12, PalmTech, and iRoofing, as well as the signing of Homeowners of America which is expected to close in Q2 2021. We remain committed to pursuing attractive M&A opportunities as a key part of our growth strategy going forward as a public company.

However, as described elsewhere in part in “Risk Factors, Risks Related to Our Acquisition Strategy – We may experience risks related to acquisitions, including the HOA acquisition”, not all of our prior or future acquisitions have or will perform at the levels expected by management or stockholders from an operational, business, financial, or risk management perspective. In addition, at our stage of development we are continuing to build out capabilities in the business and functional staffing areas to assess, value, execute and integrate acquisitions – the growth and capabilities of these teams can introduce risk with respect to realizing our acquisition strategy and the value of acquisition opportunities.

The Porch Platform

Porch provides software and services to home services companies, and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance and moving, and, in turn, Porch’s platform drives demand for other services from such companies as part of our value proposition. Porch has three types of customers: (1) home services companies, such as home inspectors, for whom Porch provides software and services and who provide introductions to homebuyers and homeowners; (2) consumers, such as homebuyers and homeowners, whom Porch assists with the comparison and provision of various critical home services, such as insurance, moving, security, TV/internet, and home repair and improvement; and (3) service providers, such as insurance carriers, moving companies, security companies and TV/internet providers, who pay Porch for new customer sign-ups.

Software and Services for Home Services Companies

Porch’s platform provides home services companies with software and services to help them grow their business and provide a better experience for their customers. This value proposition can be divided into three components.

First, Porch offers leading vertical-specific software that includes a wide range of functionality required by home services companies like home inspectors, roofers, and moving services providers to run a better business. These software solutions provide a wide range of functionality including configurable dashboards, calendars and scheduling, online booking, payment processing, dispatch and routing optimization, customer relations and communications, flexible reporting, industry integrations, reporting writing, quoting and more. Companies use this software for their customers and transactions, managing their employees and tracking their partners. The depth of functionality varies among industry-specific products. Because this software is used in so many aspects of day-to-day management by home services companies such as home inspectors, Porch sees very low attrition rates among our software customer base.

Second, Porch offers a Moving Concierge service that home services companies can provide to their end customers in order to improve the moving and home improvement experience. Instead of the relationship ending once the initial service is complete, home inspectors, moving companies, utilities, home warranty companies, and others can provide Porch’s Moving Concierge to assist an end customer with the remaining aspects of their move and, going forward, with ongoing home maintenance. Each Moving Concierge client is provided with a self-service dashboard through which they can manage their moving “to do” list. A Porch Moving Concierge representative will also contact the client to talk about their home inspection, answer questions, collect a review for the company, and chart out all upcoming services with which Porch can assist. Instead of selling customer data as leads, Porch helps the end customer compare prices and make decisions about critical services such as insurance (Porch is a licensed nationwide insurance agency (“EIG”) that underwrites policies for home, auto, flood and umbrella coverage), moving, security, and TV/internet. This experience creates a positive end customer experience that can benefit the home services company.

Third, Porch can help home service companies to grow their business through new customer acquisition. Porch does this through its various digital and concierge experiences and marketing solutions. Home services companies can pay for Porch’s software and certain modules with B2B SaaS fees. They also have the ability to access Porch’s core software suite for free if they provide Porch with access and introductions to their end customers by providing each with Porch’s Moving Concierge experience. This allows Porch to generate business-to-business-to-customer (“B2B2C”) transaction revenues by offering high value services to end customers. The combination of this value proposition is compelling. This allows Porch to achieve a very strong home services company lifetime value to acquisition cost ratio.

Consumer Services

Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs.

Porch focuses on the move stage of the homeowner’s journey given the concentration of high value services that are purchased during this time. During the move, Porch assists the customer with services via its Moving Concierge and moving dashboard experience. For example, after helping the consumer quickly compare a large set of options for homeowner’s insurance for the new home, Porch will bind coverage as a licensed insurance agent and connect it back to the homebuyer’s mortgage. Additionally, Porch can highlight a variety of options and pricing for any type of move, including truck, storage and labor booking. For TV and Internet service, Porch provides the consumer a wide variety of rates, options and promotions for all major TV and Internet providers in their area and activates service directly for the consumer. According to a survey conducted by Article and OnePoll, moving was the second most stressful high-stress moment in a consumer’s life (behind only loss of a job), and across each of these services, Porch helps the consumer quickly and easily select the right products for them.

After the move, Porch provides consumers with tools and resources to help them find local professionals to complete most types of home maintenance, repair and improvement projects. Homeowners simply submit a project request on the Porch website, and Porch matches the homeowner with local professionals in their area who have the skills to do the job. Porch then sends the homeowner contact details about the service professionals they have been matched with, so the homeowner can select the right person or company for the job. Professionals can create profiles on Porch.com, but we also partner with both large service provider companies as well as large networks of service providers. This enables Porch to offer consumers various high-quality options without having to build a large sales force or operate as a standalone marketplace.

Our Industry

The home is foundational to the American experience. According to data from the National Association of Realtors and the U.S. Census Bureau, there were 5.64 million existing homes sold and approximately 815,000 newly constructed homes sold in the United States in 20203. There are millions of home services companies, most of which are small businesses operating in fragmented markets, according to the U.S. Small Business Administration Office of Advocacy. For consumers, moving and maintenance can be full of pitfalls and headaches. Porch seeks to simplify the home by providing software and services to home services companies and connecting homeowners to high-quality services throughout the home lifecycle. In doing so, Porch conducts its business across a broad total addressable market (“TAM”), consisting of moving services, property and casualty (“P&C”) insurance and contractor services, with an estimated total value of approximately $320 billion4. This TAM is based on the products Porch offers today, with ample opportunity for expansion of Porch’s addressable market.

Moving Services

Porch provides three primary moving services that support homeowners during the moving process: direct moving services, security installations and TV/internet installations. Based on U.S. Census Bureau data and Porch management estimates, Porch believes the overall addressable opportunity for Porch in these three service offerings in the U.S. to be

3 National Association of Relators 2020 report.

4 National Association of Relators 2020 report.

approximately $4 billion. This estimate assumes that of the approximately 6 million annual home sales, approximately 20% will result in a home security purchase (according to industry estimates), which at approximately $1,100 per sale results in a $1.3 billion security installation TAM. The TV/internet installation TAM assumes all homebuyers will get some combination of TV and Internet service as an average commission per household of $114. This also assumes each home sale results in one move and that Porch can receive $314 net commission per move (which is a mix between full service moves and labor only moves), thereby creating a $1.9 billion moving service TAM. Porch bases these net commission assumptions on a review of existing customer purchasing patterns and revenue contributions.

Property and Casualty (P&C) Insurance

Through its wholly-owned licensed insurance agency, Elite Insurance Group, Porch serves customers in the P&C home, auto, flood, and umbrella insurance market. In addition, as discussed more fully under “— Our Strategies for Growth — Insurance Expansion,” Porch recently entered into a definitive agreement to acquire Homeowners of America Holding Corporation (“HOA”), a leading property and casualty insurance company focused on products in the residential homeowner space which, if completed, would result in Porch owning a managing general agent (“MGA”) and an insurance carrier, thereby significantly expanding Porch’s revenue from insurance sales. Based on U.S. home insurance annual revenues of $105B plus U.S. auto insurance annual revenues of $288B multiplied by a 20% commission, Porch believes the P&C home and auto insurance TAM is approximately $163 billion.5

Contractor Services

Contractor services is another large portion of Porch’s TAM with an estimated size of approximately $140 billion. This estimate is based on GM Insights’ $460 billion valuation of the home improvement market in 2018 and assumes 50% of projects are fully managed and coordinated by Porch with a 45% take rate ($104 billion managed services TAM) and 50% of projects are referred to third parties without any coordination by Porch for a 15% referral fee ($34 billion referral services TAM). The assumptions surrounding the percentage split between managed and outsourced projects, gross margins, and referral fees are based on Porch’s historical experience.

Mover Marketing

Mover Marketing represents Porch’s opportunity to sell marketing technology and services that help advertisers retain existing customers and attract new customers at key moments in time, such as during the homebuying process. Porch estimates this TAM in the U.S. as $8B based on 6 million homebuyers annually spending an average $9,000 during the first 3 to 6 months of the move6, and of this $54B in spend, Porch estimates that 15% will be spent on marketing to these consumers based on what it has observed in the industries it serves.

Trends and Growth in the Housing and Home Maintenance Sectors

Increasing Home Sales

As a home services platform that provides ERP and CRM software to approximately 11,000 inspection, moving and home services companies, Porch’s revenue is linked to existing home sales, which, according to the National Association of Home Builders, were at a 13-year high as of February 2020. COVID-19 significantly impacted Porch’s home inspection volumes in March and April of 2020, but by June, Porch’s volume had fully recovered to 2019 levels. Continued strong home sales are supported by historically low 30-year fixed mortgage rates and the behavior of homeowners to move and change homes. America is a mobile country, with the average American homeowner moving once every 13 years, according to the National Association of Realtors. Research from the National Association of Realtors shows several reasons for Americans moving, with the most frequent reasons being to find a new or better home, to start or transfer jobs or to establish a new family home for the first time.

5 According to IBISWorld 2020 full year data, U.S. home insurance annual revenues totaled $105 billion and U.S. auto insurance annual revenues totaled $288 billion.

6 Epsilon 2012 New Mover Report.

Buying a Home and Moving is Becoming More Complex

Moving is considered one of the most stressful life events. The list of decisions a buyer needs to make begin with the qualities and attributes of the new home. There is a growing list of factors that go into choosing a home, including, but not limited to, home affordability, safety, quality of schools and proximity to parks, recreational facilities, health centers and outdoor space. When purchasers do find the right home, they might face a competitive process where their bid is ultimately rejected. Once their bid is accepted, home buyers have to manage home inspections and finalize their mortgage by meeting lender requirements.

With the house purchase offer accepted, homebuyers then must deal with the complexity of and logistics of moving. Pre-move considerations include but are not limited to researching moving services, visiting new communities, booking rentals, reserving storage units, coordinating with movers on packing, transferring utilities, home cleaning, completing a change of address, purchasing home insurance, and purchasing a home warranty. Within the moving company market alone, according to the American Moving and Storage Association, there are over 7,000 companies in over 13,900 locations to choose from. Post-move considerations include but are not limited to unpacking, cleaning the new house, scheduling essential home improvements listed in the inspection report, changing locks, transferring medical records, registering vehicles, purchasing internet and setting up a security system. All of these considerations make moving a stressful and tenuous process.

Porch helps make the move simple through its Moving Concierge and related services. Homebuyers can use Porch’s self-service dashboard to compare prices for movers, provision move-related services, and manage their moving checklist. Customers are also offered a wide variety of home services. Ultimately, Porch makes moving less stressful.

Increasing Home Improvement Spending

After helping consumers with their move, Porch continues to say in touch with the movers to help with home maintenance and improvement projects. The continued growth of the home improvement spending market will have a substantial impact on Porch’s future revenues.

According to the Home Improvement Research Institute, total home improvement spending in 2019 was approximately $405 billion and grew to just short of $440 billion in 2020. Despite COVID-19, there is a strong positive economic outlook. At the federal level, the fiscal stimulus from the Bipartisan Budget Act of 2019 is expected to help drive growth through 2021. According to recently published data from the Home Improvement Research Institute, the housing and home improvement market is forecasted to return to 2019 levels by the end of 2021. By 2022, home improvement sales are projected to pass $460 billion per year.

Outsourcing of Specialized Home Improvement Projects

According to iPropertyManagement, four out of five homeowners hire a professional or licensed specialist to assist on typical home projects such as window replacements, roof repairs, heating, ventilation and air conditioning installations, and others, and 87% of home renovations utilized a service professional in 2018. Porch helps make finding these professionals easy and offers transparent pricing.

Digitalization of Home Services

According to Technavio, online on-demand home services are expected to grow at a compounded annual growth rate of over 50% from 2020 to 2024. Driving this trend is the digitally minded millennial generation that is entering the home ownership market and hiring home services professionals online. Home service professionals experiencing the benefits and scalability of connecting and engaging with consumers online, including reaching wider or targeted audiences, improving conversion rates, reducing acquisition costs, and tracking performance of marketing investments, are expected to invest more into digital offerings over time.

Our Competitive Strengths

Leading ERP and CRM Software with Approximately 11,000 Contracted Companies in a Diverse Set of Industries

Porch owns several leading ERP and CRM software platform brands including ISN™ for home inspectors and HireAHelper™ for moving companies. Porch provides software to approximately 11,000 companies across a number of home services verticals utilizing its various software brands.

Early Access to Demand

Porch’s early access to homebuyers allows Porch to be among the first service providers to reach out to consumers and to assist them in their moving journey prior to completing many large purchasing decisions. Home services companies have the option to opt into Porch’s customer access model and receive Porch’s software for free in exchange for access rights to their customers, thereby allowing Porch to market and offer services to these customers up to six (6) weeks in advance of their move. Porch’s customer access model represents an extremely valuable marketing tool and customer acquisition platform for home services providers, who typically rely on a change of address request that occurs near the end of the moving journey to reach out to homebuyers.

Of all of the verticals Porch operates in, the largest is the home inspection industry. Porch’s ERP and CRM software for home inspectors, is the software of choice for over 6,000 inspection companies, including most of the largest inspection companies in the U.S. These inspection companies complete over a quarter of all U.S. home inspections through Porch’s ISN™ software. Through research and development, Porch continues to invest in and strengthen the software advantage of ISN™. Moreover, Porch expects to increase the percentage of U.S. homebuyers available through its customer access model by expanding sales efforts of ISN™ and other software, and by completing acquisitions of software and service companies in the home services sector.

Porch’s other portfolio brands, including HireAHelper™ and Kandela™ also provide Porch access to customers. HireAHelper™ offers third party moving services by matching homeowners with local movers, trucks and storage containers, in addition to providing CRM software for moving companies. Kandela™ offers a leading moving concierge product for utility customers in the U.S., helping hundreds of thousands of movers through its exclusive partnerships with utilities. These brands generate incremental customer access and provide services to consumers, augmenting Porch’s competitive advantage across a broader array of home services.

Innovative Customer Access Pricing Model

Porch’s customer access model, whereby software customers utilize Porch’s software for free in exchange for providing access rights to their customers, reduces competition from traditional software providers that charge a fee and rely on that revenue to sustain their businesses. In addition to obtaining the software for free, inspection companies report higher net promoter scores after enrolling in Porch’s customer access model as Porch drives improved customer satisfaction through its concierge service at a critical time of need. As a result, ISN™ benefits from high retention rates among software customers.

Proprietary Data and Analytics

Through the services it offers, Porch has amassed a trove of proprietary data on homebuyers and their homes. Using this data, Porch intends to accelerate its investment in data science and analytics to provide more suitable services to homebuyers and improve service provider marketing opportunities. For example, Porch believes that its data could help improve Porch’s ability to predict a variety of events, including the timing and likelihood of specific purchase decisions around the home, a mover’s likelihood of switching insurance carriers or the likelihood and severity of home insurance and home warranty claims. V12, a Porch business provides software and of data solutions to help brands and SMBS acquire new customers and improve their marketing, leveraging our own proprietary mover data.

Strong Management Team with Extensive Merger and Acquisition Experience

Porch’s management team has significant merger and acquisition and integration experience obtained through over a hundred merger and acquisition transactions between the CEO, CFO and head of corporate development during their employment at previous companies. Porch has a strong track record of driving significant value creation from acquisitions to date. In less than 3 years after acquiring ISN™, Porch management had increased ISN’s revenues by five (5x) times. In less than 18 months after acquiring HireAHelper™, Porch had doubled its revenues. More recently, Porch announced acquisitions of V12, PalmTech, and iRoofing, as well as the signing of Homeowners of America which is expected to close in Q2 2021. Porch intends to leverage its acquisition experience by continuing to selectively pursue strategic SaaS acquisitions that strengthen Porch’s unique access to demand.

Comprehensive Service Offering

Porch offers a unique breadth and depth of home services that span the entire homeownership experience from the move to ongoing maintenance. Not only is Porch able to help a consumer with the services they need at any point in their journey with their home, but also by going deeper into select services such as insurance, moving, and handyman services for example, Porch is able to improve the consumer experience and capture more value. This ability to create value from consumers allows Porch to offer a unique and strong value proposition to companies who provide Porch access to their customers. Because we are able to drive value to the companies that use our products and services, we are more easily able to attract new business partners and invest in product development and customer support to ensure we sustain out competitive advantage.

Our Strategies for Growth

Porch plans to achieve its strategic plan by driving organic growth and executing attractive acquisition opportunities. Porch intends to continue focusing on growth that will positively impact long-term shareholder value through the following strategies:

Sell More Software and Gain Access to More Homebuyers

Porch’s software for home inspectors and other industries not only generates strong B2B SaaS revenues, it is also a valuable and low-cost customer acquisition tool that drives growth through expanded homebuyer access. Porch intends to expand its B2B SaaS fees and homeowner access by:

●	Increasing the number of software customers organically through expanded sales and marketing efforts and inorganically through SaaS acquisitions. See “— Selectively Pursue Strategic SaaS Acquisitions” below.
●	Upsell into these software customers additional SaaS modules for B2B SaaS fees.
●	Continue to realize low churn rates of software customers, while increasing B2B SaaS fees as Porch helps these companies grow.
●	Increasing the percent of software customers that grant access rights to their consumers. Porch has been steadily converting more of its software customers to this option by explaining its benefits, which include increased net promoter scores for inspectors that adopt the customer access model, to inspectors during Porch’s software training program.

Increase Revenue per Homebuyer

Porch intends to capitalize on its expanded homebuyer access by increasing the revenue generated from each homebuyer. Porch believes it is currently capturing approximately 1% of the $2,300 estimated potential revenue opportunity per homebuyer7 and believes that it can increase this percentage by:

●	Improving the digital shopping experience for consumers who prefer to purchase online.
●	Increasing the percent of individuals with access rights that are called, contacted, and engaged by Porch’s Moving Concierge call center team.
●	Make available additional high-margin services for these homebuyers, such as electricity setup, warranty, and solar installation.
●	Improving conversion and take rates of both existing and new services by offering more competitive quotes per service so that customers do not find a better price elsewhere and more services so that customers do not need to leave the Porch ecosystem.
●	Generating more revenue from certain services by handling more of the experience for the consumer, such as what Porch is doing in the insurance industry with its acquisition of HOA.

Mover Marketing

Today, companies of all shapes and sizes advertise to movers through direct mail after the consumers have moved into their new home and change their address with the United States Postal Service. Through Porch’s early access to homebuyers, Porch can help homebuyers obtain earlier access to discounts and promotions that are typically made available to movers, while helping these brands and advertisers send direct mail to consumers in advance of their move.

On January 12, 2021, the Company acquired DataMentors Holdings, LLC d/b/a V12 Data (“V12 Data”), a leading consumer data and analytics platform with a focus on household and mover insights, data management and marketing activation, in a cash transaction for a total purchase price of $22 million payable at closing, subject to customary adjustments, plus up to $6 million of contingent purchase price payments based upon the financial performance of V12 Data during the 2021 and 2022 calendar years. In addition, the Company has agreed to provide a retention pool under the 2020 Porch Group Inc. Stock Incentive Plan of up to 100,000 shares of restricted Common Stock to retain key employees of V12 Data and contingent compensation (subject to the achievement of certain post-closing milestones) of up to an additional $6 million in cash or shares of Common Stock (at the Company’s election) to certain key employees of V12 Data. The V12 Data acquisition is expected to provide Porch with full-spectrum, enterprise-grade capabilities to capture the unique-to-the-market pre-mover marketing opportunity.

Insurance Expansion in 2021

Elite Insurance Group, Porch’s wholly owned subsidiary, is an insurance agent that is currently licensed in all 50 states. Porch intends to expand from an insurance agency to an MGA by acquiring one or more MGAs. Becoming an MGA would allow Porch to capitalize on the underwriting advantage provided by its unique insights into properties and homebuyers. The MGA structure would allow Porch to obtain higher commissions and participate in the upside of selecting good risks with lower claims. Additional potential growth opportunities for Porch’s insurance business include adding more insurance carriers as partners in certain regions of the country and adding state licenses for certain in-house insurance agents.

7 Based on Porch estimated value of potential insurance sales, security system installations, TV/internet installations, utility activation, moving services, warranty products, inspection repairs, marketing revenues and certain other services and products and Porch estimates of the frequency with which such products are purchased by homebuyers.

On January 13, 2021, the Company entered into a definitive agreement to acquire Homeowners of America Holding Corporation (“HOA”), a leading property and casualty insurance company focused on products in the residential homeowner space, in a cash and stock transaction with consideration consisting of (i) $100,000,000, as adjusted in accordance with the terms of the definitive agreement, of which up to $25,000,000 may be payable in Common Stock at the election of the Company (the “Stock Election”), (ii) 500,000 additional shares of Common Stock subject to the trading price of Common Stock exceeding $22.50 for twenty (20) out of thirty (30) consecutive trading days in the two (2) year period following the consummation of the HOA acquisition and (iii) a retention pool under the 2020 Porch Group, Inc. Stock Incentive Plan of shares of restricted Common Stock in an amount equal to $510,000 and up to 100,000 options for acquisition of Common Stock to retain key employees of HOA, in each case upon the terms and subject to the conditions of the definitive agreement. The HOA acquisition is subject to state insurance regulatory approval and customary closing conditions. The HOA acquisition is expected to close in the second quarter of 2021. HOA is a MGA and carrier hybrid with a strong reinsurance strategy that currently operates in six states. The HOA acquisition is expected to enable Porch to offer its own line of homeowner’s insurance alongside its existing insurance agency which partners with many other top carriers and provide consumers with flexibility and choice.

Expand into New Home Service Verticals

There are opportunities for Porch to expand organically and via mergers and acquisitions to provide software and services to additional home service verticals. In addition to the HOA and V12 Data acquisitions, Porch plans to identify and close several accretive acquisitions that expand the number of home services companies that Porch supports and increases Porch’s access to unique demand and data. As an example, the recent acquisition of iRoofing brings Porch into the roofing software market where it can help these contractors grow and improve the experience to their customers (such as by saving money on insurance once a new roof is installed). Porch has an extensive pipeline of additional acquisition targets across the home services SaaS, insurance, moving, and home technology sectors. Management maintains active discussions with potential suitable targets.

Geographic Expansion

Porch currently conducts the vast majority of its business in the United States and a small portion in Canada. While Porch expects to remain focused on the U.S. market for the next several years, in the future Porch anticipates expanding internationally into Europe, Australia, and other markets where the home sales market operates similarly to the U.S. Within the United States, Porch operates nationwide and has opportunity to expand is insurance operations and offerings across many U.S. markets.

Revenue

Porch generates revenue in three (3) ways: (i) recurring SaaS fees that companies pay us for our software and services, (ii) reoccurring B2B2C transaction revenues for move-related services, and (iii) reoccurring B2B2C and business-to-consumer (“B2C”) transaction revenues from post-move related services.

Companies which use Porch’s software and services have the option to pay Porch with SaaS fees or customer access at which time Porch generates revenue via B2B2C transactions. Because Porch gets full access to a complete base of homeowners from a company, this customer access payment method is more attractive to Porch and such companies are worth an average of six (6x) times more to Porch than SaaS fees.8

B2B2C transaction revenues for move-related services include the LTV of commissions Porch receives from insurance carriers for each new sale to a policyholder which are paid in the first year and each subsequent year that the policyholder renews, and bounties related to the sale of moving service, security, or TV/Internet service. B2B2C transaction revenues for post-move related services includes per lead, per appointment and per job fees paid by contractors and partners for customer demand.

8 Based on internal Porch calculation comparing SaaS fee from per inspection from paying subscribers and Porch estimate of total revenue generated per inspection from access subscribers in 2019.

Revenue for Porch generally follows seasonality of both existing home sales and home projects, with more revenue concentrated in the second and third quarters rather than the first and fourth quarters.

Sales and Marketing

We sell our software and services to companies using a variety of sales and marketing tactics. We have teams of inside sales representatives organized by vertical market who engaged directly with companies. We have enterprise sales teams which target the large named accounts in each of our vertical markets. These teams are supported by a variety of typical software marketing tactics, including both digital, in-person (such as trade shows and other events) and content marketing. Porch has been very successful at partnering with key companies in our vertical markets who have aided in sales and adoption.

For consumers, Porch largely relies on our unique and proprietary relationships with the approximately 11,000 companies using Porch’s software to provide the company with end customer access and introductions. Porch then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. Porch has invested in limited direct-to-consumer marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

Technology

Porch has invested significantly for many years in engineering, product, and design in order to build out our platform. We operate a modern technology stack that allows for rapid development and deployment as well as integrations. Each of our business units develops its own technology to support its products and services, leveraging both open-source and vendor supported software technology. Each of our various brands and businesses has dedicated engineering teams responsible for software development and the creation of new features to support our products and services across a full range of devices (desktop, mobile web and native mobile applications). Our engineering teams use an agile development process that allows us to deploy frequent iterative product and feature releases.

Competition

The home services industry is highly competitive, fragmented, and localized. We compete with, among others: (i) search engines and online directories for all types of home services we assist consumers with, (ii) other vertical software companies in our markets, (iii) companies who help consumers purchase insurance, moving, and other home services, and (iv) other companies which help consumers to make their homes simple. We believe that our largest competition comes from the wide variety of companies focused on reaching consumers for the purpose of helping with key high-value services such as insurance, moving, TV/Internet and other such services, as well as numerous traditional digital and non-digital service providers.

We believe that our ability to compete successfully will depend primarily upon the following factors:

●	the size, quality, diversity and stability of the large number of companies utilizing Porch’s software and services who give Porch early and proprietary access to homebuyers before competitors are aware;
●	our ability to consistently generate home services fees and revenues through our access to homebuyers and homeowners in a cost-effective manner;
●	our ability to increasingly engage with consumers directly through our platforms (rather than through search engine marketing or search engine referrals);
●	the functionality of our software and services, websites and mobile applications and the attractiveness of their features and our products and services generally to home services companies and consumers, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;

●	our ability to continue to build trust in and loyalty to, our various brands, particularly Porch.com, ISN™, HireAHelper™, V12, iRoofing and Elite Insurance Group; and
●	the ability for us to continue to expand our platform organically and inorganically into other vertical markets and select services.

Intellectual Property

We regard our intellectual property rights as critical to our success generally, with our trademarks, service marks and domain names being especially critical to the continued development and awareness of our brands and our marketing efforts.

We protect our intellectual property rights through a combination of trademarks, trade dress, domain name registrations, and trade secrets, as well as through contractual restrictions and reliance on federal, state and common law. We enter into confidentiality and proprietary rights agreements with employees, consultants, contractors and business partners, and employees and contractors are also subject to invention assignment provisions.

We have several registered trademarks in the United States (the most significant of which relate to our Porch™, ISN™ and HireAHelper™ brands), as well as other trademarks in Canada and Europe. We have also registered a variety of domestic and international domain names, the most significant of which relate to our Porch brand.

Government Regulation

We are subject to laws and regulations that affect companies conducting business on the Internet generally and through mobile applications, including laws relating to the liability of providers of online services for their operations and the activities of their users. As a result, we could be subject to claims based on negligence, unfair business practices, various torts and trademark and copyright infringement, among other actions.

In addition, because we receive, transmit, store and use a substantial amount of information received from or generated by consumers and service professionals, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches.

We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in the use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. To the extent our businesses are required to implement new measures and/or make changes to our products and services to ensure compliance, our business, financial condition and results of operations could be adversely affected. Compliance with this legislation or similar or more stringent legislation in other jurisdictions could be costly, and the failure to comply could result in service interruptions and negative publicity, any or all of which could adversely affect our business, financial condition and results of operations. In addition, in December 2017, the U.S. Federal Communications Commission (“FCC”) adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. To the extent Internet service providers take such actions, our business, financial condition and results of operations could be adversely affected.

We are also subject to laws governing marketing and advertising activities conducted by/through telephone, e-mail, mobile devices and the Internet, including the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act, Section 5 of the FTC Act and similar state laws, as well as federal, state, and local laws and agency guidelines governing background screening.

Employees

Our core values are foundational to Porch. By staying true to: No Jerks/No Egos; Solve Each Problem; Be Ambitious; Care Deeply; and Together We Win, we have created a company where good people can do great work and drive shareholder value. These values guide us in everything we do, from individual everyday tasks to high-level strategic planning. They foster a culture of dialogue, collaboration, recognition and a sense of family that contributes to our long-term success.

Porch is organized as a decentralized operating model, which we believe allows our businesses to move quickly and entrepreneurially with a common playbook and infrastructure that benefit from shared best practices as we scale.  When we acquire a company, our decentralized operating model helps us manage the costs and risks associated with integration and do not take on that risk.  We integrate acquisitions 1) into our central data platform and 2) transactional monetization to drive our B2B2C revenues such as insurance.

We engage and empower our team with continued career and learning and development opportunities. Fostering a growth mindset facilitates a culture where all voices are heard and team members can take informed risks, ask questions, and seek creative solutions to tough problems. This approach helps us build a strong bench of leaders for tomorrow’s business challenges.

Our diversity, equity and inclusion efforts are based on the principle that all Porch team members can bring their whole selves to work and thrive. We have a growing Employee Resource Group (ERG) community and a commitment throughout the organization for Porch to be a supportive and inclusive environment.

As of January 2021, Porch had approximately 1,000 full-time employees and independent contractors. We believe that we generally have good relationships with our employees and contractors.

Additional Information

Our main website is www.porch.com, and our investor relations website is located at www.porchgroup.com. Neither the information on these websites, nor the information on the websites of any of our brands and businesses, is incorporated by reference into this Annual Report, or into any other filings with, or into any other information furnished or submitted to, the SEC.

Item 1A. Risk Factors

The following summary risk factors and other information included in this Annual Report should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected. For more information, see below for more detailed descriptions of each risk factor.

●	Our brands and businesses operate in an especially competitive and evolving industry.
●	We rely on our ability to reach homebuyers earlier than our competitors via proprietary relationships with home services companies and other commercial partners. Our competitors could find ways to reach homebuyers earlier than us.
●	We rely on strategic relationships with third parties to provide us with personal information.
●	Our future growth is dependent in part on increasing the revenue we generate from homebuyers and consumers we serve through the sale of related services. We may not succeed in these efforts.
●	We rely on our ability to retain home services companies who use our software and services and our retention rates could be impacted if we are not able to sustain our competitive advantages related to our value proposition.
●	If the market for SaaS software applications develops more slowly than we expect or declines, our business would be adversely affected.

●	Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices.
●	Our success will depend, in substantial part, on the continued migration of the home services market online.
●	Litigation and regulatory actions could distract management, increase our expenses or subject us to material money damages and other remedies.
●	Our insurance business is subject to state governmental regulation, which could limit the growth of our insurance business and impose additional costs on us.
●	We face a variety of risks through our expansion into the insurance business.
●	The business of Elite Insurance Group is commission-based and depends on our relationships with insurance providers with no long-term contractual commitments.
●	Our business may also be adversely affected by downturns in the home, auto, flood and umbrella insurance industries.
●	Insurance commission revenue recognition and changes within our insurance business may create a fluctuation of our business results and expose us to additional risks.
●	Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.
●	Our brands and businesses are sensitive to general economic events or trends, particularly those that adversely impact consumer confidence and spending behavior.
●	Our success will depend, in part, on our ability to maintain and/or enhance our various brands.
●	We face risks related to the number of service providers available to consumers on our platform.
●	If we are unable to deliver effective customer service, it could harm our relationships with our existing home services companies, consumers, service providers and commercial partners and adversely affect our ability to attract new home services companies, consumers, service providers and commercial partners.
●	We may face negative consequences from the actions and omissions of our service providers, and our terms and conditions may not adequately protect us from claims.
●	Our marketing efforts are subject to a variety of federal and state regulations.
●	Our moving services business is subject to state regulations and certain state regulatory structures do not address our business model for moving services. Compliance with required licensure and other regulatory requirements could be costly and any inability to comply could harm our business.
●	Our primary operating subsidiary may not be qualified to do business in all jurisdictions in which we have sufficient nexus of operations to require qualification.
●	The global outbreak of COVID-19 and other similar outbreaks has adversely affected our business, financial condition and results of operations.
●	Our success depends, in part, on our ability to access, collect and permissibly use personal data about consumers.
●	If personal, confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
●	The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
●	We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations and financial condition.
●	We may experience risks related to acquisitions, including the HOA acquisition.
●	The HOA acquisition is subject to closing conditions, including certain conditions that may not be satisfied, and it may not be completed on a timely basis, or at all. Failure to complete the HOA acquisition could have material and adverse effects on us.
●	The Company’s stock price may change significantly following the Merger and you could lose all or part of your investment as a result.
●	Future sales, or the perception of future sales, by the Company or its stockholders in the public market following the merger could cause the market price for the Company’s common stock to decline.
●	Warrants for our common stock have become exercisable, and we have called for redemption of our public warrants, which will likely result in significant near-term warrant exercises and dilution to our existing stockholders.
●	Our outstanding loan under the Paycheck Protection Program may not be forgiven, which could adversely affect our financial condition or otherwise subject us to significant legal and reputational costs.

●	The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Relating to the Company’s Business and Industry

Our brands and businesses operate in an especially competitive and evolving industry.

The insurance industry, moving services industry, home service industry, and software for home services companies industry are all competitive, with many existing competitors and a consistent and growing stream of new entrants, services and products. Some of our competitors are more well-established or enjoy better competitive positions with respect to certain geographical areas, consumer and service professional demographics, and/or types of services offered. Some of our competitors have stronger brand recognition, better economies of scale, more developed software platforms or other intellectual property, and/or better access to capital. In the home services space, we compete with online home services marketplaces, search engines and social media platforms that have the ability to market products and services online in a more prominent and cost-effective manner than we can, and may better tailor results with respect to products and services to individual users. In the software-as-a-service (“SaaS”) application space, we compete with existing providers of enterprise resource planning (“ERP”) and customer relationship management (“CRM”) software through both traditional software and SaaS models. Additionally, many of our competitors in the home and home-related services industries are undergoing consolidation and vertical integration. These consolidations may make it more difficult to compete with such competitors. Any of these advantages could enable these competitors to reach more consumers and service professionals than we do, offer products and services that are more appealing to consumers and service professionals than our products and services, and respond more quickly and/or cost effectively than we do to evolving market opportunities and trends, any of which could adversely affect our business, financial condition and results of operations.

In addition, since most home services marketplace products and services are offered to consumers for free, consumers can easily switch among home services offerings (or use multiple home services offerings simultaneously) at no cost to them. And while service professionals may incur additional or duplicative near-term costs, the costs for switching to a competing platform over the long term are generally not prohibitive. Low switching costs, coupled with the propensity of consumers to try new products and services generally, will most likely result in the continued emergence of new products and services, entrants and business models in the home and home-related services industry.

Our inability to compete effectively against new competitors, services or products could result in decreases in the size and level of engagement of our consumer and service professional bases, any of which could adversely affect our business, financial condition and results of operations.

We rely on our ability to reach homebuyers earlier than our competitors via proprietary relationships with home services companies and other commercial partners. Our competitors could find ways to reach homebuyers earlier than us.

Our business model allows home services companies to receive our software for free in exchange for access rights to their end customers, thereby allowing us to market and offer services to these customers very early in their move and homebuying processes. We also have relationships with commercial partners that provide us with data about consumers early in the moving process. There can be no assurances that we will continue to receive earlier access to homebuyer customers relative to our competitors. Our competitors may adopt a similar model or may develop a new model that affords them similar or earlier access. Any erosion of our competitive advantage in early access to homebuyers may impair future opportunities to monetize those customers, which in turn could adversely impact our business, financial condition and results of operations.

We rely on strategic relationships with third parties to provide us with personal information.

Our business model relies on our ability to access, collect and use personal information. We rely on strategic relationships with third parties to provide us with personal information, including home services companies that provide personal information in exchange for access to our ERP and CRM services and commercial partners that provide us with data about their consumers. In the future, any of these third parties could sever its relationship with us, change its data sharing policies, including making them more restrictive, or alter its own data collection practices, any of which could result in the loss of, or significant impairment to, our ability to access, collect and use personal information. These third parties could also interpret our personal information collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this personal information. Any such changes could impair our ability to access, collect and use personal information and could adversely impact our business financial condition and results of operations.

Our future growth is dependent in part on increasing the revenue we generate from homebuyers and consumers we serve through the sale of related services. We may not succeed in these efforts.

Our future growth depends in part on increasing the revenue generated from each homebuyer and customer we serve. We plan on increasing this revenue by increasing the number of value-add touchpoints with consumers for whom we have access rights by offering new services and by improving conversion rates and revenue generation of both existing and new services. There can be no assurances we will be successful in these efforts. Failure to increase revenue generated may slow our growth, which could in turn have an adverse impact on our business, financial condition and results of operations.

We rely on our ability to retain home services companies who use our software and services and our retention rates could be impacted if we are not able to sustain our competitive advantages related to our value proposition.

Our customer access model, whereby home services companies use our software for free in exchange for providing access rights to their end customers, helps us gain early access to homebuyers, which, in turn, helps us generate revenue from such homebuyers. There can be no assurances that home services companies will use or retain our software and services. Our retention rates could be impacted by, among other things, more desirable software and services from competitors, software developed in house by home services companies and acquisitions, consolidations and other changes to the structure and dynamics of the home and home-related services industries that may make our ERM and CRP offerings less valuable. If adoption and retention rates of our software and services decline, our growth prospects, business, financial condition and results of operations could be impaired.

If the market for SaaS software applications develops more slowly than we expect or declines, our business would be adversely affected.

The adoption rate of SaaS business software applications may be slower among companies in the moving and home improvement industries generally and among business in those industries requiring highly customizable application software more particularly. Our success will depend to a substantial extent on the widespread adoption of SaaS business applications within the industries we serve. The expansion of the SaaS business applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. If SaaS business applications do not continue to achieve market acceptance within the industries we serve, if there is a reduction in demand for SaaS business applications caused by a lack of customer acceptance, or if there are technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it could result in decreased revenue or access to consumer personal information and our business, financial condition and results of operations could be adversely affected.

Our success will depend, in substantial part, on the continued migration of the home services market online.

We believe that the digital penetration of the home and home-related services market remains low, with the vast majority of consumers continuing to search for, select and hire service professionals offline. While many consumer demographics have been and remain averse to finding service professionals online, others have demonstrated a greater willingness to purchase such services online. Whether or not service professionals turn to internet platforms will depend, in substantial part, on whether online products and services help them to better connect and engage with consumers relative to traditional offline efforts. The speed and ultimate outcome of the transition of the home and home-related services market online for consumers and service professionals is uncertain and may not occur as quickly as we expect, or at all. The failure or delay of a meaningful number of consumers and/or service professionals to migrate online and/or the return of a meaningful number of existing participants in the online home services market to offline solutions could adversely affect our business, financial condition and results of operations.

Litigation and regulatory actions could distract management, increase our expenses or subject us to material money damages and other remedies.

We are subject to various legal proceedings and claims that have arisen out of the conduct of our business and are not yet resolved, including claims alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 (“TCPA”), claims alleging breach of contract and putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. In the future, we may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement, as well as regulatory investigations or civil and criminal enforcement actions that might necessitate changes to our business or operations. Regardless of whether any claims, investigations or actions against us have merit, or whether we are ultimately held liable or subject to payment of damages or penalties, claims, investigations and enforcement actions may be expensive to defend or comply with, and may divert management’s time away from our operations. If any legal proceeding, regulatory investigation or regulatory enforcement action were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation, regulatory enforcement actions or regulatory investigations may also materially and adversely affect our reputation, which in turn could adversely affect our business, financial condition and results of operations. See “Item 3. Legal Proceedings” for additional information with respect to material litigation and other proceedings to which we are party.

Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.

Attracting home services companies and consumers to our brands and businesses involves considerable expenditures for online and offline marketing and sales. We have made, and expect to continue to make, significant marketing expenditures, primarily for digital marketing such as paid search engine marketing, display advertising and third-party affiliate agreements. These efforts may not be successful or cost-effective.

Our ability to market our brands on any given property or channel is subject to the policies of the relevant third-party seller or publisher of advertising or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising, advertising certain of our products and services and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers of advertising and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.

In addition, our failure to respond to rapid and frequent changes in the pricing and operating dynamics of marketing channels, as well as changing policies and guidelines applicable to digital advertising, which may unilaterally be updated by search engines without advance notice, could adversely affect our digital marketing efforts and free search engine traffic. Such changes could adversely affect the placement and pricing of paid listings, as well as the ranking of our brands and businesses within search results, any or all of which could increase our marketing expenditures, particularly if free traffic is replaced with paid traffic. Additionally, our competitors may engage in marketing strategies and search engine optimization techniques that increase the relative ranking of their brands and businesses within search engine results at the expense of our rankings within such search results. This could have a negative impact on the results of our search engine marketing efforts. Any or all of these events could adversely affect our business, financial condition and results of operations.

Our brands and businesses are sensitive to general economic events or trends, particularly those that adversely impact consumer confidence and spending behavior.

We, along with our industry, have been historically, and will continue to be, particularly sensitive to events and trends that result in consumers delaying or foregoing decisions with respect to moving, real estate transactions or home services projects. Any such event or trend, such as a general economic downturn or sudden disruption in business conditions, consumer confidence, spending levels and access to credit, could result in decreases in demand for moving, real estate transactions and home improvement services. Any such decreases could result in turnover of our consumer and service professional base and/or adversely impact the breadth of services offered through our platform, any or all of which could adversely affect our business, financial condition and results of operations.

These events and trends could also result in decreased marketing and advertising expenditures by service professionals or cash flow problems for service professionals that could affect their ability to pay us subscription fees, their ability to purchase leads from us and the success of any revenue sharing arrangements with them. Adverse economic conditions and trends could result in service professionals decreasing and/or delaying subscription fees paid for our platform or being more likely to default on incurred fees, which would result in decreased revenue and could adversely affect our business, financial condition and results of operations.

Our success will depend, in part, on our ability to maintain and/or enhance our various brands.

We believe that our success depends, in substantial part, on our continued ability to maintain and enhance our established brands, as well as building awareness and consumer loyalty with respect to our new and emerging brands. Events that could negatively impact our brands and brand-building efforts include service quality concerns, service professional quality concerns, consumer and service provider complaints and lawsuits, advertising or marketing that is ineffective or that is perceived as excessive or untimely, inappropriate and/or unlawful acts perpetrated by service providers, actions or proceedings commenced by governmental or regulatory authorities, data protection and security breaches, and negative publicity related to the foregoing. Any factors that negatively impact our brands could adversely affect our business, financial condition and results of operations.

In addition, trust in the integrity and objective, unbiased nature of the service provider options we present to consumers as well as any ratings, reviews and information with respect to service provider qualification and experience found across our various brands contributes significantly to public perception of these brands and their ability to attract consumers and service professionals. If the options available to consumers or consumer reviews are perceived as not authentic in general, the reputation and strength of the relevant brands could be materially and adversely affected. Additionally, our service marketplace platform aggregates service provider reviews from third-party platforms. If these third-party platform reviews are inaccurate or misleading, consumers may lose confidence in the reliability of the ratings displayed on our site, which could in turn negatively impact our brand and reputation, and we may be subject to claims of misrepresentation.

We face risks related to the number of service providers available to consumers on our platform.

The usefulness of our platform to consumers is based in part on the number of service providers available on our platform for each type of service trade or service area we offer. There can be no assurances that our ability to attract and retain service providers to our platform will be commensurate with consumer demand for the services of such service providers. Supply of service providers may be affected by, among other things, the size of the workforce in a given trade or service area and barriers to entry in a given market (such as licensure requirements). Additionally, our competitors may enter into arrangements with service providers that prevent them from offering their services on our platform. If for these or any other reasons we are unable to attract and retain enough service providers to our platform to meet consumer demand, we may be required to increase payments to service providers in order to perform services for our consumer or our consumer experience may suffer, each of which could adversely affect our business, financial condition and results of operations.

If we are unable to deliver effective customer service, it could harm our relationships with our existing home services companies, consumers, service providers and commercial partners and adversely affect our ability to attract new home services companies, consumers, service providers and commercial partners.

Our business depends, in part, on our ability to satisfy our home services companies, consumers and service providers, both by providing access to services that address the needs of consumers and service providers and providing services and software-based solutions to home services companies that address their business needs. Our customer support personnel also sell our products and services. If our sales efforts are not satisfactory, consumers may choose not to do business with us or we may suffer reputational costs. Additionally, our home services companies, consumers and service providers depend on our customer support personnel to resolve technical issues relating to use of our products and services. We may be unable to respond quickly to accommodate short-term increases in demand for support services or may otherwise encounter a customer service issue that is difficult to resolve. If a home services company, consumer or service provider is not satisfied with the quality or responsiveness of our customer service, we could incur additional costs to address the situation or the home services company, service provider, or consumer (and commercial partners who provide us with their customers’ data) may choose not to do business with us or we may suffer reputational costs. As we do not separately charge our home services companies, consumers and service providers for support services, increased demand for our support services would increase costs without corresponding revenue, which could adversely affect our business, financial condition and results of operations. In addition, regardless of the quality or responsiveness of our customer service efforts, home services companies, consumers, service providers and commercial partners that are not satisfied with outcomes may choose to terminate, or not to renew, their relationships with us.

Certain parts of our business are highly dependent on the ease of use of our products and services and positive recommendations from our existing home services companies, consumers and service providers. Any failure to maintain high-quality or responsive customer service, or a market perception that we do not maintain high-quality or responsive customer service, could harm our reputation, cause us to lose home services companies, consumers or service providers and adversely impact our ability to sell our products and services to prospective consumers.

Our outstanding loan under the Paycheck Protection Program may not be forgiven, which could adversely affect our financial condition or otherwise subject us to significant legal and reputational costs.

In April 2020, we entered into a loan agreement in the amount of $8.1 million under the Paycheck Protection Program (the “PPP”). The loan accrues interest at 1.0% per annum and matures on April 18, 2022. The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The loans and accrued interest are forgivable after twenty-four (24) weeks so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. The total amount eligible for forgiveness may be adjusted if, at the time of the forgiveness application, the borrower does not maintain employment and wage levels. A forgiveness application may be submitted at any time prior to the maturity of the loan. We believe that we have been using the proceeds of the loan for qualifying expenses in accordance with the requirements of the CARES Act. However, no assurance is provided that we will be able to obtain forgiveness of the loan in whole or in part. Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the Small Business Administration (“SBA”) and may also be subject to further requirements in any regulations and guidelines the SBA may adopt. The SBA and members of Congress have indicated an intention to provide strong oversight of loans granted under the PPP. If we are audited or reviewed or our records are subpoenaed by the federal government as a result of entering into the PPP loan, it could divert our management’s time and attention and we could incur legal and reputational costs, and an adverse finding could lead to the requirement to return the PPP loan, which could reduce our liquidity, or could subject us to fines, penalties and negative publicity.

We may face negative consequences from the actions and omissions of our service providers, and our terms and conditions may not adequately protect us from claims.

Under our agreements with consumers and service providers, our service providers, and not us, are responsible for the actions and omissions of our service providers. However, consumers may still bring claims against us for actions and omissions of service providers, and the service providers may deny responsibility for or be unable to pay any resulting liability. Additionally, certain agreements with our commercial partners obligate us to indemnify such commercial partners against third-party claims resulting from the actions and omissions of the service providers we engage to provide services to consumers referred to us by those commercial partners. These claims may be expensive and may divert management’s time away from our operations. We may not have adequate insurance coverage to compensate for losses resulting from these claims, and too many or certain types of claims may result in increased premiums or denial of coverage. In addition, we may be deemed, correctly or incorrectly, a contractor with respect to our service providers, which may subject us to licensure and/or bonding requirements and may subject us to penalties for past operations. Any of the foregoing could adversely affect our business, financial condition and results of operations.

In general, our consumers and our service providers agree to our customer terms and conditions by accessing our services online. However, some consumers or service providers who access our services only by phone, and consumers who come to us from third-party lead sources, may not click through to our terms and conditions. If consumers or service providers do not agree to our terms and conditions for any reason, we may face increased litigation risk, which could in turn adversely affect our business, financial condition and results of operations.

Our marketing efforts are subject to a variety of federal and state regulations.

We conduct marketing activities, directly and indirectly, via telephone, text (SMS) messages, email, direct mail and/or through other online and offline marketing channels. Such general marketing activities are governed by numerous federal and state regulations, including the Telemarketing Sales Rule, the TCPA, state and federal Do-Not-Call regulations and other state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. In addition to being subject to action by regulatory agencies, some of these laws, like the TCPA, allow private individuals to bring litigation against companies for breach of these laws. We are also dependent on our third-party partners to comply with applicable laws. Any lawsuit or action by a regulatory agency for an actual or alleged violation of applicable law or regulation by us or our third-party partners may have an adverse effect on our business, results of operations and financial condition.

Our moving services business is subject to state regulations and certain state regulatory structures do not address our business model for moving services. Compliance with required licensure and other regulatory requirements could be costly and any inability to comply could harm our business.

Our moving services business is subject to licensure and bonding requirements that various states impose in connection with the performance of certain services and trades. Additionally, in some jurisdictions, the existing regulatory structures do not contemplate our hybrid business model of marketplace (where consumers search for professionals on our platform and book moving services themselves) and managed services (where we manage moving services on consumers’ behalf). Furthermore, interest groups in certain jurisdictions have lobbied and may in the future lobby for regulations that make our hybrid model more difficult or impossible to maintain in those jurisdictions. Any future changes to (or judicial or regulatory interpretations of) these regulations, whether due to lobbying efforts or otherwise, could impose significant compliance costs. Any failure to obtain or maintain required licensure and otherwise comply with applicable regulations in relevant jurisdictions could inhibit or prohibit our ability to operate our moving services business in those jurisdictions. Additionally, we may be deemed, correctly or incorrectly, a contractor with respect to our service providers, which may subject us to licensure and/or bonding requirements and may subject us to penalties for past operations. Any of the foregoing could have a negative impact on our business, financial condition and results of operations.

Our primary operating subsidiary may not be qualified to do business in all jurisdictions in which we have sufficient nexus of operations to require qualification.

While we offer products and services to home services companies, service providers and consumers in all 50 states, Porch.com, Inc., our primary operating subsidiary, is qualified to do business only in Washington, Texas and Delaware. Failure by us or any of our subsidiaries to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to penalties and the obligation to pay taxes for prior periods and could result in our inability to enforce contracts in such jurisdictions. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

The global outbreak of COVID-19 and other similar outbreaks has adversely affected our business, financial condition and results of operations.

Our business has been adversely affected by the outbreak of COVID-19, which has been declared a pandemic by the World Health Organization. To date, the outbreak of COVID-19 has caused a widespread global health crisis, and governments in affected regions have implemented measures designed to curb the spread of the disease, such as social distancing, government imposed quarantines and lockdowns, travel bans and other public health safety measures. These measures have resulted in significant social disruption and have had and are likely to continue to have an adverse effect on economic conditions generally, as well as on consumer confidence and spending, all of which could have an adverse effect on our businesses, financial condition and results of operations.

In response to the COVID-19 outbreak and government-imposed measures to control its spread, our ability to conduct ordinary course business activities has been and may continue to be impaired for an indefinite period of time. From March 2020 through June 2020, we reduced pay for certain employees and partially or fully furloughed certain employees. After this period, we did not bring back certain employees that were furloughed. After June 2020, we have allowed certain employees to earn a portion of their compensation in equity in place of salary.

In addition, we have taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely. While we have experienced few disruptions with respect to the transition to remote work, we can give no assurance that productivity and efficiency will remain at pre-pandemic levels, particularly as we transition to long-term remote work. Also, working remotely may involve increased operational risks, such as making compliance and enforcement of information security requirements more difficult, as well as increased risks of “phishing,” other cybersecurity attacks or the unauthorized dissemination of personally identifiable information or proprietary and confidential information. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect our business, financial condition and results of operations.

The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact our business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services (including those provided by certain of our service professionals) and other activity, and public reactions to these developments. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for home services provided by our service professionals and our products and services generally), the greater the adverse effect is likely to be on our business, financial condition and results of operations and the more limited our ability will be to try and make up for delayed or lost revenues. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Relating to Technology and Personal Information

Our success depends, in part, on our ability to access, collect and permissibly use personal data about consumers.

Our customer access pricing model is dependent on our ability to access, collect and use personal data about consumers. In particular, we rely on companies providing or consumers granting us the right to use their personal data to connect them to service providers and to market services to them. We gain access, collection and use rights through home services companies and other commercial partners that arrange for their customers to receive our services, such as home services companies who pay for our ERP and CRM software-as-a-service offering through introducing our services to their customers, home warranty companies that include our services as part of their plan offerings and commercial partners that refer their customers to us or otherwise provide us with customer data. As discussed more fully under “Item 1. Business — Our Strategies for Growth — Mover Marketing,” we are further expanding our capabilities through the acquisition of DataMentors Holdings, LLC d/b/a V12 Data (“V12 Data”), a leading consumer data and analytics platform with a focus on household and mover insights, data management and marketing activation. We also license data from third party data brokers and other data suppliers. However, we cannot assure you that we will continue to be able to access, collect or use personal information provided by consumers, service providers and commercial partners as we currently do or may want to do in the future. Our ability to access, collect and use personal information provided by these parties may be adversely affected by federal and state laws and regulations that make it burdensome for us to collect or use personal data, privacy concerns of the individuals from whom we collect personal data, privacy and reputational concerns of commercial partners that provide us with end customer personal information, and adverse consumer reaction to our marketing practices. We use consumer data that we directly collect from consumers or license from third parties to engage in targeted marketing based upon such consumer data and their online behavior. Practices in this industry are under scrutiny by regulators in light of new and proposed federal and state laws, and pressure from some lawmakers and privacy advocates regarding how consumer data is collected and used in the ad tech industry. Additionally, our ERP and CRM SaaS offerings are highly concentrated within our Inspection Support Network (ISN) brand, and reductions in the user base of these offerings or failure to grow such user base may adversely impact our ability to access and collect personal information. If we are unable to collect information from our customers or our service providers and commercial partners do not continue to provide us with information of their customers, or if applicable laws prohibit or materially impair our use of such information, our ability to provide services to consumers and drive early consumer access to service providers may be materially impacted. This may make our products and services less appealing to consumers and service providers, which in turn may lead to reduced utilization of our products and services. To the extent any of the foregoing occurs, our business, financial condition and results of operations may be adversely impacted.

If personal, confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.

We receive, process, store and transmit a significant amount of personal, confidential or sensitive personal information about consumers that use our products and services. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators, impacted individuals and commercial partners, and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. If we or any third party that we engage to host our platforms or to otherwise store or process data experience a breach of security, third parties could gain unauthorized access to personal data about our users and subscribers. As a result, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions), claims for breach of contract and/or indemnity by third parties, and harm to the reputation of our brands and business, each of which could adversely affect our business, financial condition and results of operations. A single breach could result in claims for damages or indemnification from many counterparties. Any such breach or other unauthorized access could indirectly harm the reputation of our brands and businesses and, in turn, adversely affect our business, financial condition and results of operations.

The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.

We receive, process, store and transmit a significant amount of personal, confidential or sensitive personal information about consumers that use our products and services. In addition, we accept payments (including recurring payments) from home services companies, consumers and service providers. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal and state laws and regulations and evolving industry standards and practices. These laws, regulations, standards and practices are continually evolving, and in some cases, may subject us to inconsistent and conflicting obligations and may be subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.

Moreover, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various state legislatures (including those in Illinois, New York, Virginia and Washington). Other U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA became effective January 1, 2020, with penalties becoming enforceable under the CCPA on July 1, 2020. The CCPA imposes strict requirements and restrictions on the use of personal information with respect to California consumers, including mandating that companies provide consumers with information with respect to personal information is being collected about them and how it is being used upon request, as well granting consumers significant control over the use of their personal information (including the right to have such information deleted and the right to object to the “sale” (as defined in the CCPA) of such information) and mandating new operational requirements for businesses (primarily providing consumers with enhanced privacy-related disclosures). The CCPA imposes strict requirements on the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations, such as retargeting users with advertisements online, which could adversely affect our business, financial condition and results of operations. The CCPA also provides consumers with a private right of action for security breaches, as well as statutory damages of up to $750 per violation, with the California Attorney General maintaining authority to enforce the CCPA and seek civil penalties for intentional violations of the CCPA of up to $7,500 per violation. In addition, California voters approved a ballot initiative related to consumer data privacy in November 2020 that could further restrict the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations and/or impose additional operational requirements on our businesses, which could adversely affect our business, financial condition and results of operations. Lastly, the FTC has also increased its focus on privacy and data security practices, as evidenced by the first-of-its-kind, $5.0 billion dollar fine against a social media platform for privacy violations in July 2019.

While we continue to invest heavily in compliance efforts with respect to applicable privacy and data protection policies, law and regulation and industry standards and practices, we could still be subject to claims of non-compliance that we may not be able to successfully defend and/or significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us or any third party we engage to store or process information or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation (including consumer class actions), claims for breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations. Additionally, to the extent multiple U.S. state-level laws are introduced with inconsistent or conflicting standards and there is no federal preemption of such laws, compliance could be even more difficult to achieve and our potential exposure to the risks discussed above could increase.

Furthermore, our ability to comply with all applicable privacy and data protection policies, law and regulation and industry standards and practices may affect our ability to do business with our commercial partners. Some commercial partners have imposed significant data protection requirements in the past, and commercial partners may in the future impose requirements that, particularly given our relative size and resources, result in burdensome compliance obligations to us. These obligations and ongoing compliance with existing and future privacy and data protection laws worldwide could be costly, and if we cannot fully comply, we could face liability, reputational harm or loss of relationships with customers or commercial partners. The devotion of significant costs to compliance (versus the development of products and services) could result in delays in the development of new products and services, decreases in or loss of business with commercial partners, abandonment of problematic products and services in existing jurisdictions and an inability to introduce new products and services in certain new and existing jurisdictions, each of which could adversely affect our business, financial condition and results of operations.

We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.

The loss of our credit and debit card acceptance privileges or the significant modification of the terms under which we obtain card acceptance privileges would significantly limit our business model since a substantial number of our customers and commercial partners pay using credit or debit cards. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry Data Security Standards (the “PCI DSS”). Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage, and transmission of card data to help prevent credit card fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may damage our relationship with payment card networks, subject us to restrictions, fines, penalties, damages, and civil liability, and could eventually prevent us from processing or accepting payment cards, which would have a material adverse effect on our business, results of operations, and financial condition. Moreover, the payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our payment processors might find difficult or even impossible to comply with, or costly to implement. As a result, we could lose our ability to give consumers the option of using payment cards to make their payments. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our payment card acceptance privileges. We also cannot guarantee that our compliance with network rules or the PCI DSS will prevent illegal or improper use of our payments platform or the theft, loss, or misuse of the credit card data of customers or participants, or a security breach. We are also required to submit to periodic audits, self-assessments, and other assessments of our compliance with the PCI DSS. If an audit, self-assessment, or other assessment indicates that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts, and we could lose our payment card acceptance privileges.

Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices.

As consumers increasingly access products and services through mobile and other digital devices, we will need to continue to devote significant time and resources to develop new applications and functionalities to ensure that our products and services are accessible across these platforms. If we do not keep pace with evolving online, market and industry trends, including the introduction of new and enhanced digital devices and changes in the preferences and needs of consumers and service professionals generally, offer new and/or enhanced products and services in response to such trends that resonate with consumers and service professionals, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

In addition, the success of future mobile and other digital products and services depends on their interoperability with various third-party operating systems, technology, infrastructure and standards, including rapidly evolving mobile data privacy standards, over which we have no control. Any changes to any of these things that compromise the quality or functionality of our mobile and other digital products and services could adversely affect their usage levels and/or our ability to attract consumers and service professionals, which could adversely affect our business, financial condition and results of operations.

We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.

We may be attacked by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials and other similar malicious activities. The incidence of events of this nature is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, have invested and continue to invest in these efforts and related personnel and training, and deploy data minimization strategies where appropriate, our efforts may not be successful. These efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures are becoming more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant events of this nature in the future.

Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, and may subject us to investigations by regulatory authorities, fines, claims for breach of contract or indemnity by third parties and/or litigation that could result in liability to third parties.

Even if we do not experience such events firsthand, the impact of any such events experienced by third parties could have a similar effect. Our business model relies in large part on selling or otherwise providing certain consumer personal information to third parties. These third parties may be subject to similar cyberattacks and there can be no assurance that such third parties have adequate cybersecurity infrastructure to prevent breaches of the personal data sold to them by us.

We may not have adequate insurance coverage to compensate for losses resulting from any of the above events.

If we or any third party with whom we do business or otherwise rely upon experience an event of this nature, our business, financial condition and results of operations could be adversely affected.

Our ability to communicate with home services companies, consumers and service providers via telephone, text (SMS) messaging, email, direct mail or other sufficient means is critical to our success.

Our primary means of facilitating contact among us, home services companies, consumers and service providers is the use of telephone calls, text (SMS) messages and email. We also communicate with these parties through direct mail messages. Through these channels, we provide consumers with service request updates and service professionals with updates regarding consumer matches, jobs they take, subscriptions and memberships, as well as present or suggest new products and services (among other things) and market our products and services in a cost-effective manner to home services companies, consumers and service providers. As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of certain channels such as telephone, email or direct mail has declined, particularly among younger consumers, and we expect this trend to continue. In addition, regulatory, deliverability and other restrictions could limit or prevent our ability to these channels to communicate with home services companies, consumers and service providers. Furthermore, third-party operators of the channels we use to communicate with these groups may face pressure from regulators to give end users the ability to block, mute or otherwise disfavor certain types of marketing communications via such channels. We cannot assure you that any alternative means of communication will be as effective as our current messaging channels have been. A continued and significant erosion in our ability to communicate with these groups for any reason could adversely impact the overall user experience, consumer and service professional engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations.

The nature of our platform is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income and reputation.

We manage a complex platform of solutions that consists of our software and services for companies and products for consumers. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other Porch products, as well as products and services of third-party service providers. Due to this complexity and the development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our clients, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.

We rely on our proprietary systems, technology and infrastructure to perform well on a consistent basis. We also rely on third-party data center service providers and cloud-based, hosted web service providers, as well as third-party computer systems and a variety of communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain payment and other transactions with users. We have no control over any of these third parties or their operations. In the past we have experienced rare but occasional interruptions that make some or all of our or our third-party framework and related information unavailable or that prevent us from providing products and services, and we may experience such interruptions in the future.

The framework described above could be damaged or interrupted at any time for any number of reasons, such as fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all or result in the provision of our products and services on a delayed or intermittent basis and/or result in the loss of critical data. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our respective frameworks, none of our frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate us for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.

We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer and service professional experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services and keep up with changes in technology and user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

We rely upon trademarks, trade dress, domain names and logos to market our brands and businesses and to build and maintain brand loyalty and recognition, as well as upon trade secrets.

We rely on a combination of laws and contractual restrictions on access to and use of proprietary information with employees, independent contractors, home services companies, consumers, service providers, commercial partners, suppliers, affiliates and others to establish and protect our and their various intellectual property rights. No assurances can be given that these efforts will result in adequate trademark and service mark protection, adequate domain name rights and protections. Despite these measures, challenges to our intellectual property rights could still arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, and/or laws regarding the enforceability of existing intellectual property rights could change in an adverse manner.

We may also be subject to claims from third parties in the future related to alleged intellectual property infringement by us. These claims, if resolved in a manner adverse to us, could result in significant liabilities and could restrict or prohibit our ability to use the technology on which we rely. Even if these claims are resolved in our favor, such claims could result in significant expenses and could distract our management until resolved.

The occurrence of any of these events could result in the erosion of our various brands and limitations on our ability to operate our business, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.

Risks Relating to Personnel and Service Providers

We face risks associated with our independent contractors.

We have personnel that we classify as independent contractors for U.S. federal, state and international employment law purposes in certain positions in our business.

We are not in a position to directly provide the same direction, motivation and oversight to our independent contractors as we would if such personnel were our own employees. As a result, our independent contractors may not comply with applicable law or our policies and procedures, including, but not limited to, our information security policies, or reflect our culture or values. Violations by our independent contractors of applicable law or of our policies and procedures in dealing with home services companies, consumers, service providers or other third parties or failure to meet our standards or reflect our culture could adversely affect our business, financial condition and results of operations. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent contractors. Furthermore, although we do enter into confidentiality and invention assignment agreements with each of our independent directors, our independent contractors are not subject to employment agreements with us and our ability to retain such personnel or enforce non-competes or other restrictions against them may be limited.

We are subject to the Internal Revenue Service (“IRS”) regulations and applicable state law guidelines regarding independent contractor classification in the United States. These regulations and guidelines are subject to changes in judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable. Furthermore, the legal landscape with respect to the classification of gig economy independent contractors, such as our service providers, is subject to intense public scrutiny. If legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including by paying additional compensation and taxes and/or reimbursing expenses, or abandon certain types of services we provide using independent contractors. In addition, if we are determined to have misclassified such personnel as independent contractors, we would incur additional exposure under federal and state law, including workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in significant costs to us, could impair our financial condition and our ability to conduct our business and could damage our reputation and our ability to attract and retain other personnel.

As of January 2021, we have approximately 600 individual independent contractors located in Mexico, Costa Rica, India and Spain. As a result, we are subject to certain additional risks related to independent contractors in foreign jurisdictions, including risks related to misclassification of such independent directors under local law, compliance with other applicable local labor laws, resistance of commercial partners to off-shoring of customer service functions and related consumer data, fluctuations in foreign currencies, changes in the economic strength of Mexico, Costa Rica and India, difficulties in enforcing contractual obligations and intellectual property rights, economic sanctions and social, political and economic instability. In particular, the Mexican Congress of the Union has recently considered a bill which would impose additional restrictions on independent contracting practices, which could make it more expensive or difficult to retain the services of independent contractors in Mexico.

In addition, the economic downturn caused by the COVID-19 pandemic has led many U.S.-based companies to seek to hire remote talent in other jurisdictions, leading to additional competition for the services of independent contractors in the jurisdictions in which we retain independent contractors.

The remote work by independent contractors and the use of their own equipment makes compliance with and enforcement of our information security policies and procedures more difficult. We must also comply with applicable anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to government officials, which may present significant challenges in the jurisdictions in which we operate. We cannot guarantee compliance with all applicable laws, and violations could result in substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our business, financial condition and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. This demand is particularly acute in the Seattle, Washington area, where we are headquartered. Competition for their talents is intense and retaining such individuals can be difficult. The loss or disability of executive officers or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations could be adversely affected.

Our corporate culture has contributed to our success and, if we cannot continue to foster this culture as we grow, we could lose the passion, creativity, teamwork, focus and innovation fostered by our culture.

We believe that our culture has been and will continue to be a key contributor to our success. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. If we do not continue to foster our corporate culture or maintain our core values as we grow and evolve, we may be unable to support the passion, creativity, teamwork, focus and innovation we believe we need to support our growth. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and to effectively focus on and pursue our strategic objectives, which could, in turn, have an adverse impact on our business, results of operations and financial condition.

Risks Relating to Financial Reporting and Results of Operations

We identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2019 and 2020, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is as follows:

●	we do not have sufficient, qualified personnel to prepare and review complex technical accounting issues and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines to support the current size and complexity (e.g., acquisitions, divestitures and financings) of the Company.

This material weakness could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We have begun implementation of a plan to remediate the material weakness described above. Those remediation measures are ongoing and include the following:

●	we hired a new Chief Financial Officer in June 2020 who is an experienced finance and accounting officer for public companies;
●	we recruited additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources; and
●	we have been and continue designing and implementing additional automation and integration in our financially significant systems.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that we will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under our current or future indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

●	seasonality;
●	economic trends related to the home services and general economic, industry and market conditions;
●	the extent to which home services companies, service providers and consumers employ our platform;
●	the extent to which new home services companies, consumers, service providers, and commercial partners are attracted to our solutions to satisfy their (and in the case of home services companies and commercial partners, their customers’) needs;
●	the timing, commitment levels, and revenue share rates at which we enter into agreement for our solutions with home service companies and service providers, along with their on-going capacity and fulfillment performance to handle volume and the effectiveness of our marketing and affiliate channels to drive volume to our network;
●	the volume of consumer referrals that home services companies and commercial partners send to us, and the addition or loss of large home services companies or commercial partners, including through acquisitions or consolidations;
●	the mix of home services companies and commercial partners across small, mid-sized and large organizations;
●	changes in our pricing policies or those of our competitors;
●	volatility in commissions from our insurance business;
●	the financial health of our home services companies, consumers, service providers, and commercial partners;
●	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
●	the timing and success of new solutions introduced by us;
●	the timing and success of current and new products and services introduced by our competitors;
●	other changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	our ability to manage our existing business and future growth, including increases in the number of customers on our platform and new geographic regions; and
●	various other factors, including those related to disruptions in our platform infrastructure risks related to independent contractors, and privacy and data security breaches, each of which is described elsewhere in this “Risk Factors” section.

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception. We incurred operating losses of $41.4 million and $88.1 million in the years ended December 31, 2020 and 2019, respectively, and as of December 31, 2020, we had an accumulated deficit of $315.1 million. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability, and even if we do, we may not be able to maintain or increase profitability. While we are undertaking efforts that we believe will increase our revenue, these efforts may not be sufficiently successful in order to offset these expenses. Many of our efforts to generate additional revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. Our recent growth in revenue and number of home services companies, consumers, service providers and commercial partners may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have been in existence since 2011, and much of our growth has occurred in recent periods. Our limited operating history may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed.

Our quarterly results of operations fluctuate due to seasonality and other factors associated with our industry.

Our business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter.

Historically, revenues have been strongest in the second and third fiscal quarters due to peak moving activity occurring during the summer months. The first and fourth fiscal quarters are generally weakest, due to lower moving activity during the winter months. As a result, our operating results for any given quarterly period are not necessarily indicative of operating results for an entire year.

We have incurred and will continue to incur increased costs as a result of being a public company.

We have incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We will be required to expand our employee base to support our operations as a public company which will increase our operating costs in future periods.

Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new committees of our board of directors and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $208.9 million and $98.5 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2019 will begin to expire in 2032, and the state net operating loss carryforward amounts will begin to expire in 2021. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three (3) year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may have experienced ownership changes because of shifts in our stock ownership or may experience them in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Relating to Our Acquisition Strategy

We may experience risks related to acquisitions, including the HOA acquisition.

We have made acquisitions in the past and we continue to seek to identify potential acquisition candidates to expand our business generally in the future. If we do not identify suitable acquisition candidates or complete acquisitions with satisfactory pricing and other terms, our growth could be adversely affected. Even if we complete what we believe to be suitable acquisitions, we may experience related operational and financial risks. As a result, to the extent that we continue to grow through acquisitions, we will need to:

●	properly identify, value, and complete prospective acquisitions, especially those of companies with limited operating histories;
●	successfully integrate acquired businesses to the extent and in a manner that aligns with our strategy;
●	successfully identify and realize potential synergies among acquired and existing business;
●	retain or hire senior management and other key personnel at acquired businesses; and
●	successfully manage acquisition-related strain on our management, operations and financial resources.

We may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions. Adverse reactions by potential acquisition targets could frustrate our ability to execute on our acquisition strategy as could the failure of our due diligence process to uncover material risks, legal or otherwise. We may also be negatively impacted by adverse reactions of home services companies, consumers, service providers and business partners to the disclosure or consummation of any acquisition. In addition, the anticipated benefits of one or more acquisitions may not be realized. Also, future acquisitions could result in increased operating losses, dilutive issuances of equity securities and/or the assumption of contingent liabilities. Additionally, acquisitions may be compensated in part with future or contingent payments that will create future liabilities or dilution for us upon the consummation of such acquisitions. Lastly, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any of these events could have an adverse effects on our business, financial condition and results of operations.

On January 13, 2021, the Company entered into a definitive agreement to acquire HOA, a leading property and casualty insurance company focused on products in the residential homeowner space. HOA is a large and complex company that will add significantly to the size and scale of our operations upon consummation of the HOA acquisition. In addition, as discussed under “— Risks Related to Our Insurance Business,” HOA will provide us with the opportunity to further expand our insurance business. The HOA acquisition will be the largest acquisition in our company’s history (as measured by purchase price). We may have failed to identify all the risks to which the HOA acquisition may expose us or the effects it may have on the long-term value of our combined company, including any risks related to HOA or HOA’s compliance with, among other, laws and regulations, contractual obligations and leases. Although we expect the HOA acquisition to result in a significant amount of synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors. The success of the HOA acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with HOA’s business. It is possible that the integration process could result in higher than expected costs, diversion of management attention, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers, vendors and employees or to achieve the anticipated benefits and cost savings of the HOA acquisition. Additionally, the winter storm which struck Texas in February 2021 had significant but as-of-yet unquantified impacts on HOA, which is headquartered in Texas. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the HOA acquisition may not be realized fully or at all, or may take longer to realize than expected. Management continues to refine its integration plan. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the HOA acquisition. Any of the foregoing may have a material and adverse effect on our business, results of operations and financial condition.

The HOA acquisition is subject to closing conditions, including certain conditions that may not be satisfied, and it may not be completed on a timely basis, or at all. Failure to complete the HOA acquisition at all or in the expected timeframe will have material adverse impact on currently expected financial performance in 2021 and beyond.

Although we currently expect the HOA acquisition to be completed in the second quarter of 2021, subject to regulatory approvals and customary closing conditions, there can be no assurance that the HOA acquisition will be completed in accordance with the anticipated timing or at all. Regulatory agencies, including state insurance regulators, may refuse to approve the HOA acquisition or seek to make their approval subject to compliance with unanticipated or onerous conditions. These conditions could have the effect, among other things, of imposing significant additional costs, limiting our revenues, requiring divestitures of material assets or imposing other operating restrictions, any of which may reduce the anticipated benefits of, or prevent the completion of, the HOA acquisitions. Also, either HOA or the Company may terminate the definitive agreement if the HOA acquisition has not been completed by October 13, 2021, unless the failure to consummate the HOA acquisition has resulted from the failure of the party seeking to terminate the definitive agreement to perform its obligations.

If the HOA acquisition is not completed on a timely basis, or at all, our ongoing business may be adversely affected. Additionally, in the event the HOA acquisition is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the HOA acquisition, including the following:

●	we will be required to pay our costs relating to the HOA acquisition, such as legal, accounting, financing and financial advisory fee, whether or not the HOA acquisition is completed, and could be required to pay HOA a termination fee if the definitive agreement is terminated under specified circumstances;
●	time and resources committed by our management to matters relating to the HOA acquisition could otherwise have been devoted to pursuing other beneficial opportunities;
●	we will need to revise earnings guidance previously provided by us which assumes the completion of the HOA acquisition; and
●	the market price of our securities could decline to the extent that the current market price reflects a market assumption that the HOA acquisition will be completed, or to the extent that the HOA acquisition is viewed as fundamental to our business strategy.

Risks Relating to Our Insurance Business

We face a variety of risks through our expansion into the insurance business.

In 2020, we expanded our lines of business to include home, auto, flood and umbrella insurance through the formation and licensure of Elite Insurance Group, our wholly owned licensed insurance agency. In addition, as discussed more fully under “Item 1. Business  — Our Strategies for Growth — Insurance Expansion,” we plan to further expand our insurance operations through the acquisition of HOA, a managing general agent (“MGA”) and carrier hybrid with a strong reinsurance strategy that currently operates in six states. Risks of our entry into the insurance business include, without limitation, difficulties integrating the new insurance business with our ongoing operations, potential diversion of management’s time and other resources from our previously-established lines of business, the need for additional capital and other resources to expand into this new line of business, and inefficient integration of operational and management systems and controls.

Severe weather events, extensive wildfires and other catastrophes, including the effects of climate change and global pandemics, may harm our insurance business. For example, if carriers restrict the sale of policies in certain geographical areas and/or for certain types of coverage or if they increase their premiums as a result of these events, it could result in fewer carriers whose policies we could offer to our customers and otherwise make policies harder to sell. After the acquisition of HOA closes, we will be exposed to these losses directly. While we intend to manage our risk via reinsurance, there can be no guarantee this will adequately reduce our exposure to losses, including, but not limited to, the inability to negotiate reinsurance contracts at renewal at acceptable terms or at all, large catastrophes that exceed the our aggregate reinsurance coverage limits, the inability or unwillingness of counterparties to pay us reinsurance receivables we believe we are owed, and multiple losses in a single year that exceed our ability to reinstate reinsurance contracts.

In addition, these events have in the past and could in the future negatively affect the economy in general and the housing market in particular, which in turn negatively affects the market for insurance sales. A significant increase in insurance claims by consumers who purchased their policy through Elite Insurance Group, whether as a result of these events or otherwise, could cause the affected carriers to terminate their relationship with us or decrease our commission rates. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

A substantial majority of Elite Insurance Group’s revenue is generated from commissions and depends on relationships with insurance providers with no long-term contractual commitments. See “— Our insurance business is commission-based and depends on our relationships with insurance providers with no long-term contractual commitments. insurance providers stop working with us or pay us lower amounts for new customers, or if we are unable to establish and maintain new relationships with other insurance providers, our insurance business could be materially affected, which in turn could impact our business, results of operations and financial condition.” for more information.

Claims by consumers against an agency’s errors and omissions (E&O) insurance coverage are common in the insurance industry. If a carrier denies a consumer’s claim under an insurance policy or the consumer has insufficient coverage and the consumer therefore has to pay out of pocket for a loss, the consumer often seeks relief from agency that sold the policy. While we maintain E&O coverage, we could experience losses if claims by consumers exceed our coverage limitations. In addition, if we were to experience a significant number of claims or if our E&O coverage were to lapse, insurance providers could elect to terminate their relationships with us and we could face challenges in finding replacement coverage.

Entry into the insurance business also subjects us to new laws and regulations with which we are not familiar and may lead to increased compliance costs and regulatory risk. See “— Our insurance business is subject to state governmental regulation, which could limit the growth of our insurance business and impose additional costs on us.” for additional information.

In addition, as discussed more fully under “Item 1. Business  — Our Strategies for Growth — Insurance Expansion,” Porch has entered into a definitive agreement to acquire HOA, an MGA and carrier hybrid with a strong reinsurance strategy that currently operates in six states. There can be no assurance that this acquisition will be consummated, but to the extent we do acquire HOA, Porch would become an MGA and an insurance carrier, exposing us to the additional risks of underwriting and of handling and managing insurance claims.

Furthermore, if Elite Insurance Group were to become an insurance carrier or if we complete the HOA acquisition, we will bear the cost of paying insured claims. As a result, the likelihood of being significantly affected by the risks inherent to the insurance industry, and the magnitude of such risks, would be greatly increased. Although we would follow the industry practice of transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk or securing excess of loss reinsurance coverage, we may not be able to successfully mitigate our risk through such reinsurance arrangements. Although reinsurance would make the reinsurer liable to us to the extent the risk is transferred to the reinsurer or we have coverage under an excess of loss reinsurance arrangement, it will not relieve us of our liability to our policyholders. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations. In addition, reinsurance may not be available for an acceptable cost or at all. Failure to successfully mitigate an acceptable portion of our risk could materially and adversely affect our ability to write insurance business and harm our business. If our actual losses from insured claims were to exceed our loss reserves, our business, financial condition and results of operations would be adversely affected.

If the HOA acquisition is completed, HOA will distribute the majority of its products through third party independent agents. As such, HOA will be highly dependent on maintaining successful relationships with such third party independent agencies. Negative changes in such relationships could adversely affect HOA’s insurance business, including, but not limited to, reduced sales, the loss of existing policies, the need to lower prices, or the need to pay higher commissions. In addition, such agencies act as agents of HOA. Any misconduct on the part of such agents could have an adverse impact on our business, financial conditions, reputation and results of operations.

Furthermore, if the HOA acquisition is completed, it would represent a significant expansion of Porch’s revenue from insurance sales and may have the effect of heightening many of the risks and uncertainties described above and below with respect to our insurance business.

Our insurance business is subject to state governmental regulation, which could limit the growth of our insurance business and impose additional costs on us.

Elite Insurance Group maintains licenses with a number of individual state departments of insurance. Our insurance business is subject to state governmental regulation and supervision. In addition, our acquisition of HOA is contingent upon state governmental approval. This state governmental supervision could limit the growth of our insurance business by delaying or preventing the acquisition of HOA, increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide them, and subjecting us to the possibility of regulatory actions or proceedings. If we are unable to comply with such regulations, we may be precluded or temporarily suspended from carrying on some or all of the activities of our insurance business or otherwise be fined or penalized in a given jurisdiction. Additionally, actual or perceived failure to comply with such state regulation may give rise to a right to terminate under arrangements with the insurance providers. Our continued ability to maintain our insurance licenses in the jurisdictions in which we are licensed or to expand to new operations or new jurisdictions depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance companies and agencies, any of which could result in the expenditure of significant management time or financial resources.

In all jurisdictions, the applicable laws and regulations are subject to amendment and interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement and interpret rules and regulations. No assurances can be given that our insurance business can continue to be conducted in any given jurisdiction as it has been conducted in the past or that we will be able to expand our insurance business in the future.

The business of Elite Insurance Group is commission-based and depends on our relationships with insurance providers with no long-term contractual commitments. If insurance providers stop working with us or pay us lower amounts for new customers, or if we are unable to establish and maintain new relationships with other insurance providers, our insurance business could be materially affected, which in turn could impact our business, results of operations and financial condition.

A substantial majority of the revenue of Elite Insurance Group is currently derived from selling insurance policies to consumers as the insurance agency and then receiving commissions from the insurance carriers. As we grow our insurance business, including through the HOA acquisition, other potential acquisitions in the insurance space and potential expansion from an insurance agency to a managed general agency or insurance carrier, we expect to derive a greater percentage of our insurance revenue from insurance policies and reinsurance policies. Our agreements with insurance carriers are short-term agreements, and many of the insurance carriers can end their business with us at any time with no notice. We expect any future agreements with reinsurers will typically have annual terms. As a result, we cannot guarantee that insurance carriers or reinsurers will continue to work with us, or, if they do, we cannot guarantee the commissions they will pay in the first year of the policy as well as each additional year. The commissions we earn are based on premiums and commission rates set by the carriers, and any decreases in these premiums or commission rates, including as a result of adverse trends in the insurance industry, would decrease our revenue. In addition, we may not be able to attract new insurance carriers or reinsurers to our services or increase the amount of revenue we earn from our insurance business over time. The insurance business is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

If we are unable to maintain in good standing existing relationships with insurance carriers, or unable to add new insurance carriers or reinsurers, or if we become dependent on a limited number of carriers or reinsurers, we may be unable to meet the expectations of consumers and other counterparties in our insurance business. This deficiency could reduce confidence in our ability to offer competitive rates and terms, making us less popular with such consumers and counterparties. As a result, our insurance business could be materially impacted, which could have an adverse impact on our business, financial condition and results of operations.

Our business may also be adversely affected by downturns in the home, auto, flood and umbrella insurance industries.

Through our wholly owned subsidiary and licensed insurance agency Elite Insurance Group, we primarily serve customers in the homeowners’ insurance market. We also sell auto, flood and umbrella insurance and we expect sales in those markets to increase in the future. Decreases in consumer demand in the home and automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers we provide insurance quotes and corresponding sales. For example, negative trends in the real estate industry, such as decreases rental payments and increases in home values have the potential to adversely affect home purchases and to decrease the demand for homeowners, flood and umbrella insurance. In addition, consumer purchases of homes and new and used automobiles generally decline during recessionary periods and other periods in which income is adversely affected and may be affected by negative trends in the broader economy, including the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

Insurance commission revenue recognition and changes within our insurance business may create a fluctuation of our business results and expose us to additional risks.

Current accounting standards allow an insurance agency like Elite Insurance Group to recognize the full lifetime value of each insurance sale up front, because Elite Insurance Group does not service the customer or have any other responsibilities after the initial sale. Elite Insurance Group then collects the ongoing commission payments from the insurance carriers on an ongoing basis each year so long as the customer does not cancel the insurance. In the future, Elite Insurance Group may begin to provide ongoing services to the policyholder or customer in order to receive higher commission amounts and a higher overall lifetime value. We would expect any such change to result in a shift in revenue recognition from the first year to ongoing years, which could increase long-term growth rates but negatively impact our short term results.

Additional Risks Relating to Ownership of Company Securities

The price of the Company’s securities may change significantly following the Merger and investors could lose all or part of their investment as a result.

The trading price of the Company’s common stock and warrants is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares or warrants at an attractive price due to a number of factors such as those listed in “— Risks Relating to Porch’s Business and Industry” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;
●	results of operations that vary from those of the Company’s competitors;
●	the impact of the COVID-19 pandemic and its effect on the Company’s business and financial conditions;
●	changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
●	declines in the market prices of stocks generally;

●	strategic actions by the Company or its competitors;
●	announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
●	any significant change in the Company’s management;
●	changes in general economic or market conditions or trends in the Company’s industry or markets;
●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;
●	future sales of the Company’s common stock or other securities;
●	investor perceptions or the investment opportunity associated with the Company’s common stock relative to other investment alternatives;
●	the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;
●	litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;
●	guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;
●	additional dilution caused by the Company issuing additional equity, whether grants related to its Management Incentive Plan, stock provided to acquisitions as some or all of the purchase price, future fundraising events, or other issuances approved by the Company’s Board of Directors;
●	the development and sustainability of an active trading market for the Company’s common stock;
●	actions by institutional or activist stockholders;
●	changes in accounting standards, policies, guidelines, interpretations or principles; and
●	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of the Company’s common stock, regardless of the Company’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of the Company’s common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If the Company was involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from the Company’s business regardless of the outcome of such litigation.

Future sales, or the perception of future sales, by the Company or its stockholders in the public market following the merger could cause the market price for the Company’s common stock to decline.

The sale of shares of the Company’s common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of the Company’s common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that it deems appropriate.

Certain holders of common stock have entered into the Amended and Restated Registration Rights Agreement (the “A&R RRA”) with the Company pursuant to which each such holder agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the period from the date of the closing of the Merger continuing through the date (i) in the case of common stock of the New Holder other than the Principal Holder (as each such term is defined in the A&R RRA), 180 days after the Closing Date or (ii) in the case of common stock of the Existing Holders and of the Principal Holder, one year after the Closing Date.

Upon the expiration or waiver of the lock-ups described above, shares held by the stockholders party to the A&R RRA will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144.

As restrictions on resale end, the market price of the common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of common stock or other securities.

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of common stock reserved for future issuance under our equity incentive plans is 17,552,435. The compensation committee of our board of directors will determine the exact number of shares to be issued during 2021 and the number of shares reserved for future issuance under its equity incentive plans at its discretion. We have filed and may in the future file one or more registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

We have issued and plan to issue shares of common stock in connection with the recently-consummated V12 Data acquisition and the recently-announced pending HOA acquisition. Certain of the total consideration in these acquisitions is earnout consideration, which, if payable, will be in the form of shares of common stock issuable in the future. We may also issue securities in connection with investments or acquisitions in the future. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Warrants for our common stock have become exercisable, and we have called for redemption of our public warrants, which will likely result in significant near-term warrant exercises and dilution to our existing stockholders.

Outstanding public warrants to purchase an aggregate of 14,325,000 shares of our common stock became exercisable as of 30 days after the completion of the Merger. Each warrant entitles the holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 17, 2021, the Company delivered notice to holders of public warrants issued in connection with PTAC’s initial public offering that such warrants will be redeemed for $0.01 per warrant on April 16, 2021 pursuant to the Company’s warrant agreement. Private placement warrants that are held by PTAC founders and their “Permitted Transferees” (as defined in the Company’s warrant agreement) are not redeemable. Holders of our public warrants may exercise their warrants for cash at any time prior to 5:00 p.m. Eastern time on such redemption date. We anticipate that substantially all of our outstanding public warrants will be exercised for cash prior to 5:00 p.m. Eastern time on the April 16, 2021 redemption date, which will likely result in significant near-term dilution to our existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market (or the perception that such sales may occur in the near future) could adversely affect the market price of our common stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, the Company will take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following November 26, 2024, the fifth anniversary of the closing of PTAC’s initial public offering, (b) in which the Company has total annual gross revenue of at least $1.07 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of the Company’s prior second fiscal quarter, and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as Porch is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive because the Company will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for common stock and our stock price may be more volatile.

NASDAQ may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

Currently, our common stock and public warrants are publicly traded on the NASDAQ under the symbols PRCH and PRCHW, respectively, upon the closing of the merger. We cannot assure investors that our securities will continue to be listed on the NASDAQ. In order to continue listing our securities on the NASDAQ, the Company will be required to maintain certain financial, distribution and stock price levels. Generally, the Company will be required to maintain a minimum amount in stockholders’ equity (generally $2,500,000 for companies trading on the NASDAQ Capital Market) and a minimum number of holders of our securities (generally 300 public holders).

If NASDAQ delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that the Company common stock is a “penny stock” which will require brokers trading in

Company common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Company’s common stock and public warrants are listed on the NASDAQ, they are covered securities. Although the states are preempted from regulating the sale of its securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If the Company was no longer listed on the NASDAQ, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

Because there are no current plans to pay cash dividends on the Company’s common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

The Company intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the common stock will be at the sole discretion of the Company’s board of directors. The Company’s board of directors may take into account general and economic conditions, the Company’s financial condition and results of operations, the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by the Company to its stockholders or by its subsidiaries to it and such other factors as the Company’s board of directors may deem relevant. In addition, the Company’s ability to pay dividends is limited by covenants of Porch’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness the Company incurs. As a result, investors may not receive any return on an investment in the Company’s common stock unless they sell the Company’s common stock for a price greater than that which the investor paid for it.

If securities analysts do not publish research or reports about the Company’s business or if they downgrade the Company’s stock or the Company’s sector, the Company’s stock price and trading volume could decline.

The trading market for the Company’s common stock will rely in part on the research and reports that industry or financial analysts publish about the Company or its business. The Company will not control these analysts. In addition, some financial analysts may have limited expertise with Porch’s model and operations. Furthermore, if one or more of the analysts who do cover the Company downgrade its stock or industry, or the stock of any of its competitors, or publish inaccurate or unfavorable research about its business, the price of the Company’s stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, the Company could lose visibility in the market, which in turn could cause its stock price or trading volume to decline.

Anti-takeover provisions in the Company’s organizational documents could delay or prevent a change of control.

Certain provisions of the Company’s Amended and Restated Charter and Amended and Restated Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by the Company’s stockholders.

These provisions provide for, among other things:

●	the ability of the Company’s board of directors to issue one or more series of preferred stock;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at the Company’s annual meetings;
●	certain limitations on convening special stockholder meetings;
●	limiting the ability of stockholders to act by written consent; and
●	the Company’s board of directors have the express authority to make, alter or repeal the Company’s amended and restated bylaws.

These anti-takeover provisions could make it more difficult for a third party to acquire the Company, even if the third party’s offer may be considered beneficial by many of the Company’s stockholders. As a result, the Company’s stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for any stockholders to elect directors of their choosing and to cause the Company to take other corporate actions they desire.

The Company’s Amended and Restated Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by the Company’s stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or stockholders.

The Company’s Amended and Restated Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of the Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to the Company or its stockholders, (3) action asserting a claim arising pursuant to any provision of the DGCL or the Company’s amended and restated certificate of incorporation or the Company’s amended and restated bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Company’s certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Company’s Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect the Company’s business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

To support our business operations in the United States and other countries we lease real properties. Our various reportable segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs. We do not anticipate any future problems renewing or obtaining suitable leases for us or any of our businesses.

Item 3. Legal Proceedings

TCPA Proceedings.   Porch and/or an acquired entity, GoSmith.com, are party to 14 legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 (“TCPA”). Some of these actions allege related state law claims. Most of the proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the

United States and have been consolidated in the United States District Court for the Western District of Washington, where Porch resides. A related action brought by the same plaintiffs’ law firm was dismissed with prejudice and is on appeal before the Ninth Circuit Court of Appeals.

These actions are at an early stage in the litigation process. It is not possible to determine the likelihood of an unfavorable outcome of these disputes, although it is reasonably possible that the outcome of these actions may be unfavorable. Further, it is not possible to estimate the range or amount of potential loss (if the outcome should be unfavorable). Porch intends to contest these cases vigorously.

Kandela Proceeding.   In May 2020, the former owners of Kandela, LLC filed a complaint against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. This action is at an early stage in the litigation process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Porch is unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable). Porch intends to contest this case vigorously.

Putative Wage and Hours Class Action Proceeding.    A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Legacy Porch in the State of California during the relevant time period. This action is at an early stage in the litigation process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Porch is unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable), however the parties have agreed to explore resolution by way of a private non-binding mediation in the summer or fall of 2021. Porch intends to contest this case vigorously.

In addition, in the ordinary course of business, Porch and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither Porch nor any of its subsidiaries is currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “PRCH.”

Holders

There were 527 stockholders of record as of March 26, 2021. This figure does not include an estimate of the indeterminate number of “street name” or beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends is subject to the discretion of our Board of Directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness and other considerations our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and Note 8, Stock-Based Compensation of the Notes to Consolidated Financial Statements included herein for additional information required.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Between December 28 and December 31, 2020, the Company issued an aggregate amount of 420,000 shares of common stock of the Company to the previous owners of acquisition targets in connection with such acquisitions. These shares of common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act because the issuance of such shares of common stock did not involve a public offering.

All of the foregoing shares of Company common stock were subsequently registered under the Securities Act through the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on January 29, 2021.

Item 6. Selected Financial Data

Discussion omitted pursuant to SEC Release 33-10890.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Porch’s management believes is relevant to an assessment and understanding of Porch’s consolidated results of operations and financial condition. This discussion and analysis should be read together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report. In addition to historical financial analysis, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions, as described under the heading “Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Annual Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Porch and its consolidated subsidiaries.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in Porch’s financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Business Overview

Porch is a vertical software platform for the home, providing software and services to approximately 11,000 home services companies, such as home inspectors, moving companies, utility companies, warranty companies, and others. Porch helps these service providers grow their business and improve their customer experience.

Porch provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance and moving, and, in turn, Porch’s platform drives demand for other services from such companies as part of our value proposition. Porch has three types of customers: (1) home services companies, such as home inspectors, for whom Porch provides software and services and who provide introductions to homebuyers and homeowners; (2) consumers, such as homebuyers and homeowners, whom Porch assists with the comparison and provision of various critical home services, such as insurance, moving, security, TV/internet, and home repair and improvement; and (3) service providers, such as insurance carriers, moving companies, security companies and TV/internet providers, who pay Porch for new customer sign-ups.

Throughout the last seven (7) years, Porch has established many partnerships across a number of home-related industries. Porch has also proven effective at selectively acquiring companies which can be efficiently integrated into Porch’s platform. In 2017, we significantly expanded our position in the home inspection industry by acquiring ISN™, a developer of ERP and CRM software for home inspectors. In November 2018, we acquired HireAHelper™, a provider of software and demand for moving companies.

We sell our software and services to companies using a variety of sales and marketing tactics. We have teams of inside sales representatives organized by vertical market who engage directly with companies. We have enterprise sales teams which target the large named accounts in each of our vertical markets. These teams are supported by a variety of typical software marketing tactics, including both digital, in-person (such as trade shows and other events) and content marketing.

For consumers, Porch largely relies on our unique and proprietary relationships with the approximately 11,000 companies using Porch’s software to provide the company with end customer access and introductions. Porch then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. Porch has invested in limited direct-to-consumer (“D2C”) marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

Key Performance Measures and Operating Metrics

In the management of our businesses, we identify, measure and evaluate a variety of operating metrics. The key performance measures and operating metrics we use in managing our businesses are set forth below. These key performance measures and operating metrics are not prepared in accordance with GAAP, and may not be comparable to or calculated in the same way as other similarly titled measures and metrics used by other companies. The key performance measures presented have been adjusted for divested Porch businesses in 2018 through 2020.

●	Average Number of Companies in Quarter — Porch provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance and moving. Porch’s customers include home services companies, such as home inspectors, for whom Porch provides software and services and who provide introductions to homebuyers and homeowners. Porch tracks the average number of home services companies from which it generates revenue each quarter in order to measure our ability to attract, retain and grow our relationships with home services companies. Management defines average companies in a quarter as the number of home services companies across all of Porch’s home services verticals that (i) had revenue contracts with us and (ii) generated revenue each month, averaged across a quarterly period.
●	Average Revenue per Account per Month — Management views Porch’s ability to increase revenue generated from existing customers as a key component of Porch’s growth strategy. Average revenue per account per month in quarter is defined as the average revenue per month generated across all our home services company customer accounts in a quarterly period. Average Revenue per Account per Month in Quarter are derived from all customers and total revenue; not only customers and revenues associated with Porch’s referral network,

The following table summarizes our average companies in quarter and average revenue per account per month for each of the quarterly periods indicated:

	2018	2018	2018	2018	2019	2019	2019	2019	2020	2020	2020	2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Average Companies in Quarter	7,995	8,520	9,142	9,627	10,199	10,470	10,699	10,972	10,903	10,523	10,792	11,157
Average Revenue per Account per Month in Quarter	$339	$369	$344	$325	$305	$468	$552	$450	$484	$556	$664	$583

●	Number of Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs. Porch tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure to measure market penetration with homebuyers and homeowners and Porch’s ability to deliver high-revenue services within those groups. Monetized services per quarter is defined as the total number of unique services from which we generated revenue, including, but not limited to, new insurance customers, completed moving jobs, security installations, TV/internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service — Management believes that shifting the mix of services delivered to homebuyers and home owners toward higher revenue services is a key component of Porch’s growth strategy. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services divided by three months.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2018	2018	2018	2018	2019	2019	2019	2019	2020	2020	2020	2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Monetized Services in Quarter	159,824	193,114	188,502	184,645	185,378	205,887	211,190	172,862	152,165	181,520	198,165	169,949
Revenue per Monetized Service in Quarter	$42	$41	$42	$44	$43	$63	$76	$78	$93	$86	$97	$103

In 2020, the Company shifted insurance monetization from getting paid per quote to earning multiyear insurance commissions, resulting in fewer monetized transactions with higher average revenue.

In March 2020, COVID-19 impacted the service volumes during the period from March until June. The impact on service volumes, largely recovered by June 30, 2020 and after adjusting for insurance monetization remains above prior year volumes.

Recent Developments

Merger and Public Company Costs

Porch Group, Inc. was originally known as PropTech Acquisition Corporation, a special purpose acquisition company, which completed its initial public offering in November 2019. On December 23, 2020, the Company consummated its initial business combination pursuant to that certain Agreement and Plan of Merger, dated July 30, 2020 (as amended by the First Amendment to the Agreement and Plan of Merger, dated as of October 12, 2020) by and among PTAC, PTAC Merger Sub Corporation, a wholly-owned subsidiary of PTAC, Porch.com, Inc., and the representative of all pre-merger shareholders of Porch. The pre-merger Porch entity is considered the Company’s accounting predecessor.

While the legal acquirer in the merger agreement was PTAC, for financial accounting and reporting purposes under generally accepted accounting principles in the United States (“GAAP”), Porch was the accounting acquirer and the merger was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Porch in many respects. Under this method of accounting, PTAC was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Porch was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Porch (i.e., a capital transaction involving the issuance of stock by PTAC for the stock of Porch). Accordingly, the consolidated assets, liabilities and results of operations of the pre-merger Porch entity became the historical financial statements of Porch Group, Inc., and PTAC’s assets, liabilities and results of operations were consolidated with Porch beginning on the acquisition date. Operations prior to the closing of the merger are presented as those of Porch. The net assets of PTAC were recognized at historical, with no goodwill or other intangible assets recorded. The most significant change in Porch’s reported financial position and results is an increase in cash of approximately $269 million.

As a consequence of the merger, Porch has become the successor to an SEC-registered and NASDAQ-listed company which will require Porch to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Porch expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The COVID-19 pandemic has adversely affected Porch’s business operations, which has impacted revenue primarily in the first half of 2020. In response to the COVID-19 outbreak and government-imposed measures to control its spread, Porch’s ability to conduct ordinary course business activities has been and may continue to be impaired for an indefinite period of time. The extent of the impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which is uncertain at this time. Porch expects the COVID-19 pandemic to adversely impact revenue and results of operations, but Porch is unable to predict at this time the size and duration of this adverse impact. At the same time, Porch is observing a recovery in home sales to pre-COVID-19 levels in the second half of 2020, and with them, home inspections and related services. For more information on Porch’s operations and risks related to health epidemics, including the coronavirus, please see the section of this Annual Report entitled “Risk Factors — Risks Relating to Porch’s Business and Industry.”

Comparability of Financial Information

Porch’s future results of operations and financial position may not be comparable to historical results as a result of the merger.

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, providing software and services to approximately 11,000 home services companies, such as home inspectors, moving companies, utility companies, warranty companies and others. The following are key factors affecting our operating results in 2019 and 2020:

●	Continued investment in growing and expanding our position in the home inspection industry as a result of the 2017 acquisition of ISN™, a developer of ERP and CRM software for home inspectors.
●	Continued investment in growing and expanding our position in providing moving services to consumers as a result of the 2018 acquisition of HireAHelper™, a provider of software and demand for moving companies.
●	In 2020 the Company invested $8.3 million in cash and $6.9 million in common stock to acquire four companies to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies, in transactions accounted for as a business combination.
●	Intentionally building operating leverage in the business by growing operating expenses at a slower rate than the growth in revenue. We are specifically increasing economies of scale related to our variable selling costs, Moving Concierge call center operations and product and technology costs.
●	Divesting businesses in 2020 and 2019 that were not core to our strategy as a vertical software platform for the home. Upon divestiture, we recorded a gain of $1.4 million and a loss of $5.0 million in 2020 and 2019, respectively.
●	Complex debt and equity financings provided gross sources of cash of $70.9 million and $34.6 million in the years ended December 31, 2020 and 2019, respectively. These financings included complex financial instruments, including convertible debt and equity, with both common stock and preferred stock warrants. The reported results include fair value gains and losses from the remeasurement of debt and warrants.
●	During 2020, the Company reduced cash payroll costs by $4.0 million in exchange for a commitment by the Company to provide up to 2,356,045 RSUs subject to certain performance and service. The performance vesting conditions, which were previously considered not probable of achievement were met in December 2020 as a result of the Merger. As a result, a cumulative catch up of $6.5 million of compensation expense was recorded in 2020.

●	A significant secondary stock transaction between the Company’s CEO and a significant Porch stockholder at the time resulted in the recognition of a one-time stock-based compensation charge of $33.2 million in 2019.
●	In connection with the Merger, the CEO entered into an agreement with another significant shareholder for a payment of $3.2 million in cash and 950,000 of Porch Group, Inc. stock from the CEO to the other significant shareholder to induce the conversion of the shareholder’s preferred stock to common stock immediately prior to the close of the PTAC Merger Agreement. This transfer of $17.3 million in consideration was accounted for as deemed capital contribution from the CEO and increased total net loss in determining net loss available to common shareholders by $17.3 million.

Basis of Presentation

The consolidated financial statements and accompanying notes of Porch include the accounts of the Company and its consolidated subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM. To date, the Company’s CODM has made such decisions and assessed performance at the Company level.

Components of Results of Operations

Total Revenue

The Company primarily generates revenue from (1) fees received for connecting homeowners to customers in the Company’s referral network, which consist of individual contractors, small businesses, insurance carriers, and large enterprises (“Referral Network Revenue”); (2) fees received for providing home improvement, maintenance and moving services directly to homeowners (“Managed Services Revenue”); and (3) fees received for providing subscription access to the Company’s inspection software platform (“Software Subscription Revenue”). Revenue is recognized when control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

In the Referral Network Revenue stream, the Company connects third party service providers (“Service Providers”) with homeowners that meet pre-defined criteria and may be looking for relevant services. Service Providers include a variety of service providers throughout a homeowner’s lifecycle, including plumbers, electricians and roofers, as well as movers, TV/Internet, warranty, insurance carriers, and security monitoring providers. The Company also sells home and auto insurance policies for insurance carriers.

Managed Services Revenue includes fees earned from homeowners for providing a variety of services directly to the homeowner, including handyman, plumbing, electrical, appliance repair and moving services. The Company generally invoices for managed services projects on a fixed fee or time and materials basis. The transaction price represents the contractually agreed upon price with the end customer for providing the respective service. Revenue is recognized as services are performed based on an output measure or progress, which is generally over a short duration (e.g., same day). Fees earned for providing managed services projects are non-refundable and there is generally no right of return.

In the Software Subscription Revenue stream, the Company’s subscription arrangements, which primarily relates to subscriptions to the Company’s home inspector software, do not provide the customer with the right to take possession of the software supporting the cloud-based application services. The Company’s standard subscription contracts are monthly contracts in which pricing is based on a specified price per inspection completed through the software. Fees earned for providing access to the subscription software are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the subscription software during the monthly contract term.

Total Costs and Expenses

Operating expenses

Operating expenses are categorized into five categories:

●	Cost of revenue;
●	Selling and marketing;
●	Product and technology;
●	General and administrative; and
●	Gains and losses on divestiture of businesses.

The categories of operating expenses, except gains and losses on divestiture of businesses, include both, cash expenses and non-cash charges, such as stock-based compensation, depreciation and amortization. Depreciation and amortization are recorded in all operating expense categories, and consist of depreciation from property, equipment and software and intangible assets.

Cost of revenue primarily consist of professional fees and materials under the Managed Services model and credit card processing fees, including merchant fees.

Selling and marketing expenses primarily consist of third-party data leads, affiliate and partner leads, paid search and search engine optimization (“SEO”) costs, payroll, employee benefits and stock-compensation expense and other headcount related costs associated with sales efforts directed toward companies and consumers.

Product and technology development costs primarily consist of payroll, employee benefits, stock-compensation expense, other headcount related costs associated with product development, net of costs capitalized as internally developed software, cloud computing, hosting and other technology costs, software subscriptions, professional services and amortization of internally-development software.

General and administrative expenses primarily consist of expenses associated with functional departments for finance, legal, human resources and executive management expenses. The primary categories of expenses include payroll, employee benefits, stock-compensation expense and other headcount related costs, rent for office space, legal and professional fees, taxes, licenses and regulatory fees, and other administrative costs.

Loss on divestiture of businesses primarily consist of losses on the sale of two businesses in 2019. Gain on divestiture of businesses consists of gain on the sale of a business during the year ended December 31, 2020.

Critical Accounting Policies and Estimates6

The preparation of Porch’s consolidated financial statements in conformity with GAAP requires Porch’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Porch consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to: estimated variable consideration for services transferred, depreciable lives for property and equipment, acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, and estimates of fair value of debt and warrants, contingent consideration, and common stock. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the Porch’s consolidated financial statements.

At least quarterly, we evaluate our estimates and assumptions and make changes accordingly. For information on our significant accounting policies, see Note 1 to the accompanying Porch audited consolidated financial statements and Note 1 to our accompanying consolidated financial statements.

Certain accounting policies have a more significant impact on our financial statements due to the size of the financial statement elements and prevalence of their application. The following is a summary of some of the more critical accounting policies and estimates.

Revenue Recognition

Effective January 1, 2019, the Company’s revenue recognition policy is a critical policy due to the adoption of the guidance from ASC 606, Revenue from Contracts with Customers, and because of the variety of revenue generating transactions.

The Company determines revenue recognition through the following five-step framework:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company identifies performance obligations in its contracts with customers, which primarily include delivery of homeowner leads or the sale of insurance policies (Referral Network Revenue), performance of home project and moving services (Managed Services Revenue), and providing access to the Company’s software platforms (Software Subscription Revenue). The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied. In certain transactions the transaction price is considered variable and an estimate of the constrained transaction price is recorded by the Company. Changes in variable consideration may result in an increase or a decrease to revenue. Changes to the estimated variable consideration were not material for the periods presented.

Contract payment terms vary from due upon receipt to net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If collectability of substantially all consideration to which the Company is entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.

Stock-Based Compensation

Accounting for stock-based compensation is a critical accounting policy due to the broad-based equity awards provided to employees at all levels within the Company and the use of equity awards as part of the strategy to retain employees as a result of mergers and acquisitions. The Company issues stock-based compensation to employees and nonemployees in the form of stock options and restricted stock awards. The fair value of stock options is based on the date of the grant using the Black-Scholes option pricing model. The awards are accounted for by recognizing the fair value of the related award over the requisite service period, which is generally the vesting period. Forfeitures are accounted for when they occur.

There are a variety of estimates in the Black-Scholes opinion pricing model, including the determination of the fair value of the Company’s common stock, expected volatility, term, dividends and risk-free rate. Prior to the close of the Merger, we engaged an independent third-party valuation consultant to make periodic valuations of our class of common and preferred stock. The fair value of restricted stock awards is based on the value of the underlying stock, which is estimated periodically with assistance from the independent third-party valuation specialist using both market and income approaches.

Business Combinations

The Company has engaged in mergers and acquisitions and intends to continue to make acquisitions a significant part of our growth strategy. The Company made acquisitions with cash and non-cash consideration totaling $0.4 million in 2019 and $17.6 million in 2020. The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The accounting estimates associated with acquisitions are complex due to judgements and assumptions involved in determining (1) the total consideration paid because we have used cash, stock and earnouts and (2) the value of assets acquired and liabilities assumed. The Company allocates the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents an obligation of the Company to make additional payments or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

Results of Operations

Comparison of Fiscal Year Ended December 31, 2020 to Fiscal Year Ended December 31, 2019

The net loss in 2020 of $51.6 million compared with the net loss in 2019 of $103.3 million was impacted by a large, one-time stock-based compensation charge of $33.2 million related to the Company’s CEO 2019 secondary stock sale transaction, 2019 losses on the remeasurement or extinguishment of debt and warrants that totaled $9.0 million, and a $5.0 million gain on a divestiture of a businesses in 2019.

The following table sets forth our historical operating results for the periods indicated, with fiscal year 2019 incorporating operating results of since-divested businesses:

	Year ended
	December 31,		$	%
	2020	2019	Change	Change

	(dollar amounts in thousands, except share and per share data)
Revenue	$73,216	$77,595	$(4,379)	(6)%
Operating expenses:
Cost of revenue	17,562	21,500	(3,938)	(18)%
Selling and marketing	41,768	56,220	(14,452)	(26)%
Product and technology	28,298	30,992	(2,694)	(9)%
General and administrative	28,387	52,011	(23,624)	(45)%
Loss (gain) on divestiture of business	(1,442)	4,994	(6,436)	(129)%
Total operating expenses	114,573	165,717	(51,144)	(31)%
Operating loss	(41,357)	(88,122)	46,765	(53)%
Other expense:
Interest expense	(14,734)	(7,134)	(7,600)	107%
Other expense, net	2,791	(7,967)	10,758	(135)%
Total other expense, net	(11,943)	(15,101)	3,158	(21)%
Loss before income taxes	(53,300)	(103,223)	49,923	(48)%
Income tax (benefit) expense	(1,691)	96	NM	NM
Net loss	$(51,609)	$(103,319)	$51,710	(50)%
Induced conversion of preferred stock	(17,284)	—	NM	NM
Net loss attributable to common stockholders	$(68,893)	$(103,319)	$34,426	(33)%

Net loss attributable per share to common stockholders:
Basic	$(1.90)	$(3.31)	$1.42	—%
Diluted	$(1.90)	$(3.31)	$1.42	—%
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	36,344,234	31,170,351	5,173,882	17%
Diluted	36,344,234	31,170,351	5,173,882	17%

NM — percentage calculated is not meaningful.

Revenue

Total revenue decreased by $4.4 million, or 6% from $77.6 million in the year ended December 31, 2019 to $73.2 million in the year ended December 31, 2020. Revenue decreased by $17.7 million due to divested Porch businesses, offset by increase in revenue in 2020 primarily driven by the growth in our moving services and insurance businesses, which contributed $13.8 million of the revenue increase in 2020. As Porch has grown the number of companies that use our software and services, we have been able to grow our B2B2C (“Business to Business to Consumer”) and move related services revenues. This includes revenues related to moving, insurance, TV/Internet connections, and security.

Cost of Revenue

Cost of revenue decreased by $3.9 million, or 18% from $21.5 million in the year ended December 31, 2019 to $17.6 million in the year ended December 31, 2020. The decrease in the cost of revenue was mostly attributable to a $5.9 million of costs related to divested businesses, offset by growth in moving services. As a percentage of revenue, cost of revenue represented 24% of revenue in 2020 compared to 28% in 2019.

Selling and marketing

Selling and marketing expenses decreased by $14.4 million, or 26% from $56.2 million in the year ended December 31, 2019 to $41.8 million in the year ended December 31, 2020. The decrease is due to $6.8 million related to divested businesses, $7.6 million mainly related to savings in third party data leads and marketing costs. The spend on data leads was optimized by focusing on the most productive lead sources that reduced overall spend and generated higher revenue. As a percentage of revenue, selling and marketing expenses represented 57% of revenue in 2020 compared with 73% in 2019 due to the economies of scale.

Product and technology

Product and technology expenses decreased by $2.7 million, or 9% from $31 million in the year ended December 31, 2019 to $28.3 million in the year ended December 31, 2020. The $2.7 million decrease is due to divested businesses of $3.1 million, offset by growth in our moving group. As a percentage of revenue, product and technology expenses represented 39% of revenue in 2020 compared with 40% in 2019.

General and administrative

General and administrative expenses decreased by $23.6 million, or 45% from $52 million in the year ended December 31, 2019 to $28.4 million in the year ended December 31, 2020 primarily due to a significantly higher stock-based compensation charge related to the 2019 secondary market transaction as indicated in the table below, offset by higher stock-based compensation related to employee awards in 2020.

Stock-based compensation consists of expense related to (1) equity awards in the normal course of business operations and (2) a secondary market transaction as described below (dollar amounts in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Secondary market transaction	$1,616	$33,232
Employee awards	9,793	2,740
Total stock-based compensation expenses	$11,409	$35,972

In May 2019, the Company’s CEO purchased a total of 16,091,277 legacy Porch.com shares of redeemable convertible preferred stock from a significant Porch stockholder at the time for an aggregate purchase price of approximately $4.0 million ($0.25 per legacy Porch.com share). The Company determined that the purchase price was below fair value of such shares and as result recorded compensation expense of approximately $33.2 million in general and administrative expense for the difference between the purchase price and fair value. This secondary stock transaction was a transaction negotiated by such significant Porch stockholder and the CEO, whereby the CEO transferred funds for the purchase to the selling shareholder and did not involve a grant of new shares by the Company to the CEO. Due to the unique circumstances, this stock-based compensation charge in 2019 attributable to the CEO purchasing stock from a shareholder is not expected to reoccur in future years.

In July 2019, the Company’s CEO and Founder subsequently sold 901,940 shares of legacy Porch.com redeemable convertible preferred stock as an incentive to eleven executives of the Company at the same price at which the shares were initially acquired in the May 2019 transaction. The Company has the right to repurchase such shares if certain service vesting conditions and performance conditions are not met. In December 2020, the performance vesting conditions were met, and compensation expense of $1.6 million was recorded in 2020 related to these awards. The remaining stock compensation related to the award will be recognized over the remaining service period.

Loss on divestiture of businesses

In each of 2020 and 2019, the Company divested a business tied to the Company’s early Direct to Consumer (“D2C”) marketplace strategy. The Company recorded a gain on divestiture of $1.4 million in 2020, and a loss on divestiture of $5.0 million in 2019.

Interest expense, net

Interest expense increased by $7.6 million, or 107% from $7.1 million in the year ended December 31, 2019 to $14.7 million in the year ended December 31, 2020. The increase was primarily due to higher average interest-bearing debt outstanding throughout 2020 compared to 2019. Over the course of the year, the Company borrowed more than $67 million of high-interest bearing debt which was mostly paid off upon the Merger, which resulted in higher interest payments and write offs of the related debt issuance costs.

Other income (expense), net

Other income (expense) was a $2.8 million of income, net in the year ended December 31, 2020 compared to $8.0 million of expense, net in the year ended December 31, 2019. Gains on the remeasurement and extinguishment of debt and warrants totaled $2.0 million in 2020, while in 2019, the Company recorded a combined $9.0 million loss on the remeasurement and extinguishment of debt and warrants.

Income tax expense (benefit)

The income tax benefit of $1.7 million in 2020 was due to the partial release of the Company's valuation allowance as a result of deferred tax liabilities from acquisitions. The income tax expense was not material in 2019. The Company continues to recognize a full valuation allowance against substantially all of its net deferred tax assets.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe that Adjusted EBITDA, as defined below, a non-GAAP measure is useful in evaluating our operational performance distinct and apart from financing costs, certain non-cash expenses and non-operational expenses. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning, budgeting and forecasting purposes and for setting management bonus programs. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the most directly comparable GAAP measure, which is net loss, and a description of the reconciling items and adjustments to derive the non-GAAP measure.

Adjusted EBITDA is defined as net loss adjusted for interest expense; income taxes; total other expenses, net; asset impairment charges; stock-based compensation expense; acquisition-related impacts, including compensation to the sellers that requires future service, amortization of intangible assets, gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, gain or loss on divestures and certain transaction costs.

Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to Adjusted EBITDA for the years ended December 31, 2020, and 2019, respectively (dollar amounts in thousands):

	2020	2019
Net loss	$(51,609)	$(103,319)
Interest expense	14,734	7,134
Income tax (benefit) expense	(1,691)	96
Depreciation and amortization	6,644	7,377
Other expense, net(1)	(2,791)	7,967
Non-cash long-lived asset impairment charge	611	1,534
Non-cash stock-based compensation	11,103	34,854
Revaluation of contingent consideration	1,700	(300)
Acquisition and related (income) expense(2)	420	7,821
SPAC transaction bonus	3,350	—
Adjusted EBITDA (loss)	$(17,529)	$(36,836)
Adjusted EBITDA as a percentage of revenue	(24)%	(47)%

(1)	Other expense, net includes:

	2020	2019
Loss on remeasurement of debt	$895	$6,159
Loss on remeasurement of warrants	2,584	2,090
Gain on settlement of accounts payable	(796)	(735)
(Gain) loss on extinguishment of debt, net	(5,748)	483
Other, net	274	(30)
	$(2,791)	$7,967

(2)	Acquisition and related expense, net includes:

Acquisition compensation – cash	$14	$1,305
Acquisition compensation – stock	302	1,117
Bank fees	—	15
Bonus expense	89	89
Loss (gain) on divestiture	(1,442)	4,994
Professional fees – accounting	303	67
Professional fees – legal	1,108	234
Transaction expenses	46	—
	$420	$7,821

Adjusted EBITDA loss for the year ended December 31, 2020 was $17.5 million, a $19.3 or 110% decrease from Adjusted EBITDA loss of $36.8 million for the year ended December 31, 2019. The improvement in Adjusted EBITDA from 2019 to 2020 was due to cost savings initiatives and implementation of a partial employee furlough and payroll reduction in exchange for RSUs.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. On December 23, 2020, the Company received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transactions costs. As of

December 31, 2020, the Company had cash and cash equivalents of $196 million and $11.4 million of restricted cash representing the minimum cash balance of $3.0 million required by our senior secured lenders and $8.4 million of loan proceeds related to the Paycheck Protection Program Loan.

The Company has incurred losses since its inception, and has an accumulated deficit at December 31, 2020 and December 31, 2019 totaling $315.1 million and $263.5 million, respectively. As of December 31, 2020, and December 31, 2019 the Company had $50.8 million and $65.7 million aggregate principal amount outstanding on term loans and promissory notes, respectively. During 2020, the Company refinanced the existing $40.0 million term loans and received additional loan proceeds of $7.0 million from new senior secured term loans and $8.3 million from the U.S. government pursuant to the Paycheck Protection Program under the CARES Act. In August and October 2020, the Company received a total of $10.0 million in loan proceeds from a convertible loan agreement, which was repaid along with other subordinated notes payable in connection with the Merger. The Company has used debt proceeds principally to fund general operations and acquisitions. In 2020, the Company invested $7.8 million (net of cash acquired) to acquire four companies, in a transaction accounted for as a business combination.

The following table provides a summary of cash flow data for the year ended December 31, 2020 and the year ended December 31, 2019:

	Year ended
	December 31,		$	%
	2020	2019	Change	Change

	(dollar amounts in thousands)
Net cash used in operating activities	$(48,669)	$(29,335)	$(19,334)	66%
Net cash used in investing activities	(10,671)	(5,208)	(5,463)	105%
Net cash provided by financing activities	259,614	34,486	225,128	653%
Change in cash, cash equivalents and restricted cash	$200,274	$(57)	$200,331	NM

NM — percentage calculated is not meaningful.

2020

Net cash used in operating activities was $48.7 million for the year ended December 31, 2020. Net cash used in operating activities consists of net loss of $51.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $11.4 million, depreciation and amortization of $6.6 million, fair value adjustments to debt, contingent consideration and warrants of $0.6 million, non-cash accrued and payment-in-kind interest of $7.5 million and gain from the sale of assets or divestiture of businesses of $1.4 million. Net cash used in operating activities in 2020 of $48.7 million compared with $29.3 million in 2019 was an increase of $19.3 million, which was significantly impacted by the change in accrued expenses and other current liabilities in each year.  During 2019, the Company in order to conserve cash allowed accrued expenses and other current liabilities to increase by $7.7 million.  After the completion of the Merger, in December 2020, the Company paid down $15.9 million of accrued expenses and other current liabilities in order to reduce obligations to vendors and suppliers. The combined impact between years resulted in year-over-year change in net cash used cash of $23.6 million attributable to the change in accrued expenses and other current liabilities.

Net cash used in investing activities was $10.7 million for the year ended December 31, 2020. Net cash used in investing activities is primarily related to investments to develop internal use software of $2.6 million, acquisitions, net of cash acquired of $7.8 million and purchases of property and equipment of $0.3 million.

Net cash provided by financing activities was $259.6 million for the year ended December 31, 2020. Net cash provided by financing activities is primarily related to proceeds from the recapitalization of $269.5 million, debt financing of $66.2, net of loan repayments of $81.6 million, and redeemable convertible preferred stock financing of $4.7 million.

2019

Net cash used in operating activities was $29.3 million for the year ended December 31, 2019. Net cash used in operating activities consists of net loss of $103.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $36.0 million, depreciation and amortization of $7.4 million, fair value adjustments to debt, contingent consideration and warrants of $8.7 million, non-cash accrued and payment-in-kind interest of $2.4 million and loss from the sale of assets or divestiture of businesses of $5.0 million. Net changes in working capital provided cash of $13.2 million, primarily due to increases in current liabilities.

Net cash used in investing activities was $5.2 million for the year ended December 31, 2019. Net cash used in investing activities is primarily related to investments to develop internal use software of $4.1 million, divestitures of $0.8 million and purchases of property and equipment of $0.5 million.

Net cash provided by financing activities was $34.5 million for the year ended December 31, 2019. Net cash provided by financing activities is primarily related to debt financing of $31.1 million, net of loan repayments of $0.2 million, and redeemable convertible preferred stock financing of $3.3 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2020, and the years in which these obligations are due:

		Less than			More than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Debt principal	$50,831	$4,799	$45,882	$150	$—
Interest	9,350	3,646	5,704	—	—
Operating leases	2,469	1,333	1,136	—	—
Capital leases	—	—	—	—	—
Purchase commitments	10,770	3,742	7,028	—	—
Total	$73,420	$13,520	$59,750	$150	$—

Purchase commitments include non-cancellable purchase commitments primarily for data purchases.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Recent Accounting Pronouncements

See Note 1 to our 2020 consolidated financial statements and for the year ended December 31, 2020 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020, and December 31, 2019, we have interest bearing debt of $50.8 million and $65.7 million. Our senior secured term loans as of December 31, 2020 are variable rate loans that accrue interest at a variable rate of interest based on the greater of i) the highest prime rate plus 5% and ii) the highest three-month LIBOR rate plus 2.5%. The loan also includes interest paid in-kind (“PIK Interest”) at a per annum rate of (A) from the period beginning April 2, 2020 through May 15, 2020, 2.00% and (B) at all times thereafter 1%. As of December 31, 2020, the calculated interest rate is 11.05%.

A one percent (1%) increase in interest rates in our variable rate indebtedness would result in approximately $0.5 million in additional annual interest expense.

Inflation Risk

Porch does not believe that inflation has had, or currently has, a material effect on its business.

Foreign Currency Risk

There was no material foreign currency risk for the years ended December 31, 2020 and 2019. Porch’s activities to date have been limited and were conducted in the United States.

Other Risks

We are exposed to a variety of market and other risks, including risks to the availability of funding sources, hazard events, and specific asset risks.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Porch Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Porch Group, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Seattle, Washington

March 31, 2021

Porch Group, Inc. Consolidated Balance Sheets December 31, 2020 and 2019 (all numbers in thousands, except share amounts)

	2020	2019
Assets
Current assets
Cash and cash equivalents	$196,046	$4,179
Accounts receivable, net	4,661	4,710
Prepaid expenses and other current assets	3,891	1,285
Restricted cash	11,407	—
Total current assets	216,005	10,174
Property, equipment, and software, net	4,593	6,658
Goodwill	28,289	18,274
Intangible assets, net	15,961	9,832
Restricted cash, non-current	—	3,000
Long-term insurance commissions receivable	3,365	—
Other assets	378	530
Total assets	$268,591	$48,468

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,903	$4,806
Accrued expenses and other current liabilities	9,991	17,071
Accrued acquisition compensation	—	8,624
Deferred revenue	4,870	3,333
Refundable customer deposit	2,664	3,167
Current portion of long-term debt (includes $0 and $11,659 at fair value, respectively)	4,746	20,461
Total current liabilities	31,174	57,462
Long-term debt	43,237	40,659
Refundable customer deposit, non-current	529	3,107
Earnout liability, at fair value	50,442	—
Other liabilities (includes $3,549 and $6,784 at fair value, respectively)	3,798	7,219
Total liabilities	129,180	108,447
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value:	8	3
Authorized shares – 400,000,000 and 52,575,160
Issued and outstanding shares – 81,669,151 and 34,197,822
Additional paid-in capital	454,486	203,492
Accumulated deficit	(315,083)	(263,474)
Total stockholders’ equity (deficit)	139,411	(59,979)
Total liabilities and stockholders’ equity (deficit)	$268,591	$48,468

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc. Consolidated Statements of Operations Years Ended December 31, 2020 and 2019 (all numbers in thousands, except share amounts)

	2020	2019
Revenue	$73,216	$77,595
Operating expenses(1):
Cost of revenue	17,562	21,500
Selling and marketing	41,768	56,220
Product and technology	28,298	30,992
General and administrative	28,387	52,011
(Gain) loss on divestiture of businesses	(1,442)	4,994
Total operating expenses	114,573	165,717
Operating loss	(41,357)	(88,122)
Other income (expense):
Interest expense	(14,734)	(7,134)
Other income (expense), net	2,791	(7,967)
Total other income (expense)	(11,943)	(15,101)
Loss before income taxes	(53,300)	(103,223)
Income tax (benefit) expense	(1,691)	96
Net loss	$(51,609)	$(103,319)
Induced conversion of preferred stock	(17,284)	—
Net loss attributable to common stockholders	$(68,893)	$(103,319)

Net loss attributable per share to common stockholders:
Basic	$(1.90)	$(3.31)
Diluted	$(1.90)	$(3.31)

Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	36,344,234	31,170,351
Diluted	36,344,234	31,170,351
(1)	Amounts include stock-based compensation expense, as follows:

	2020	2019
Cost of revenue	$2	$9
Selling and marketing	1,901	477
Product and technology	5,248	747
General and administrative	4,258	34,739
	$11,409	$35,972

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) Years Ended December 31, 2020 and 2019 (all numbers in thousands, except share amounts)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of January 1, 2019	42,104,419	$119,000	20,475,883	$205	$10,615	$(160,662)	$(149,842)
Retroactive application of recapitalization(1)	(42,104,419)	(119,000)	8,937,724	(202)	119,202	—	119,000
Adjusted balance, beginning of period	—	—	29,413,607	3	129,817	(160,662)	(30,842)
Cumulative effect of a change in accounting principle	—	—	—	—	—	507	507
Net loss	—	—	—	—	—	(103,319)	(103,319)
Stock-based compensation	—	—	—	—	35,972	—	35,972
Issuance of Series B and Series C redeemable convertible preferred stock(1)	—	—	3,944,897	—	37,274	—	37,274
Issuance of common stock for acquisitions	—	—	271,287	—	479	—	479
Adjustment to purchase price consideration	—	—	—	—	(290)	—	(290)
Issuance of common stock warrants	—	—	—	—	168	—	168
Vesting of restricted stock awards issued for acquisitions	—	—	516,539		—	—	—
Proceeds from issuance of redeemable convertible preferred stock warrants	—	—	—	—	4	—	4
Exercise of stock options	—	—	74,980	—	110	—	110
Shares repurchased	—	—	(23,488)	—	(42)	—	(42)
Balances as of December 31, 2019	—	$—	34,197,822	$3	$203,492	$(263,474)	$(59,979)
Net loss	—	—	—	—	—	(51,609)	(51,609)
Stock-based compensation	—	—	—	—	10,773	—	10,773
Stock-based compensation - earnout	—	—	1,976,332	—	636	—	636
Issuance of Series B and Series C redeemable convertible preferred stock(1)	—	—	682,539	—	4,836	—	4,836
Conversion of convertible notes to Series C redeemable convertible preferred stock(1)	—	—	198,750	—	1,436	—	1,436
Repurchase of redeemable convertible preferred stock	—	—	(75,162)	—	(480)	—	(480)
Issuance of common stock warrants	—	—	—	—	44	—	44
Vesting of restricted stock awards issued for acquisitions	—	—	472,141	—	—	—	—
Issuance of common stock for acquisitions	—	—	785,330	—	6,898	—	6,898
Exercise of stock options and warrants	—	—	505,711	—	1,029	—	1,029
Net share settlement of common stock options and restricted stock units	—	—	1,189,911	—	—	—	—
Shareholder contribution	—	—	—	—	17,584	—	17,584
Inducement to convert preferred stock	—	—	—	—	(17,284)	—	(17,284)
Impacts of recognition of contingent beneficial conversion feature	—	—	—	—	(5,208)	—	(5,208)
Conversion of common stock warrants into common stock	—	—	1,705,266	—	—	—	—
Conversion of redeemable convertible preferred stock warrants into common stock	—	—	702,791	—	11,029	—	11,029
Recapitalization and PIPE financing	—	—	35,304,052	5	269,476	—	269,481
Tax impacts of recapitalization	—	—	—	—	187	—	187
Earnout liability	—	—	4,023,668	—	(50,442)	—	(50,442)
Cancellation of redeemable convertible preferred stock repurchase liability	—	—	—	—	480	—	480
Balances as of December 31, 2020	—	$—	81,669,151	$8	$454,486	$(315,083)	$139,411

(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

The accompanying notes are an integral part of these financial statements

Porch Group, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2020 and 2019 (all numbers in thousands)

	2020	2019
Cash flows from operating activities:
Net loss	$(51,609)	$(103,319)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,644	7,377
Loss on sale and impairment of long-lived assets	895	1,088
Loss (gain) on extinguishment of debt	(5,748)	483
Loss on remeasurement of debt	895	6,159
Loss (gain) on divestiture of businesses	(1,442)	4,994
Loss on remeasurement of warrants	2,584	2,090
Loss (gain) on remeasurement of contingent consideration	1,700	(300)
Stock-based compensation	11,409	35,972
Warrants issued for services	—	315
Interest expense (non-cash)	7,488	2,369
Deferred taxes	(30)	29
Other	(200)	236
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	16	(1,840)
Prepaid expenses and other current assets	(2,398)	603
Long-term insurance commissions receivable	(3,365)	—
Accounts payable	3,793	2,361
Accrued expenses and other current liabilities	(15,860)	7,704
Deferred revenue	1,868	(803)
Refundable customer deposits	(3,521)	6,122
Other	(1,788)	(975)
Net cash used in operating activities	(48,669)	(29,335)
Cash flows from investing activities:
Purchases of property and equipment	(279)	(478)
Capitalized internal use software development costs	(2,601)	(4,096)
Divestiture of businesses, net of cash disposed	—	(750)
Acquisitions, net of cash acquired	(7,791)	116
Net cash used in investing activities	(10,671)	(5,208)
Cash flows from financing activities:
Proceeds from recapitalization and PIPE financing	305,133	—
Distribution to stockholders	(30,000)	—
Transaction costs - recapitalization	(5,652)	—
Proceeds from debt issuance, net of fees	66,190	31,300
Repayments of principal and related fees	(81,640)	(202)
Proceeds from issuance of redeemable convertible preferred stock, net of fees	4,714	3,274
Repurchase of stock	(42)	—
Proceeds from exercises of stock options and warrants	911	114
Net cash provided by financing activities	259,614	34,486
Change in cash, cash equivalents, and restricted cash	$200,274	$(57)
Cash, cash equivalents, and restricted cash, beginning of period	$7,179	$7,236
Cash, cash equivalents, and restricted cash end of period	$207,453	$7,179

Porch Group, Inc. Consolidated Statements of Cash Flows — Continued Years Ended December 31, 2020 and 2019 (all numbers in thousands)

	2020	2019
Supplemental disclosures
Conversion of redeemable convertible preferred stock warrants into common stock	$11,029	$—
Earnout liability	$50,442	$—
Capital contribution from a shareholder - inducement to convert preferred stock to common	$17,284	$—
Non-cash inducement to convert preferred stock to common	$17,284	$—
Conversion of debt to redeemable convertible preferred stock (non-cash)	$1,436	$34,105
Debt discount for warrants issued (non-cash)	$1,215	$3,700
Cash paid for interest	$9,103	$3,466
Non-cash consideration for acquisitions	$9,295	$479
Cancelation of a convertible promissory note on divestiture of a business	$2,724	$—
Capital contribution from a shareholder - guarantee of debt	$300	$—

The accompanying notes are an integral part of these financial statements.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all numbers in thousands, except share amounts and unless otherwise stated)

1.   Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group”, “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to home services companies, such as home inspectors, insurance carriers, moving companies, utility companies, warranty companies, and others. Porch helps these service providers grow their business and improve their customer experience. In exchange for the use of the software, these companies connect their homebuyers to Porch, who in turn makes the moving process easier, helping consumers save time and make better decisions about critical services, including insurance, moving, security, TV/internet, home repair and improvement, and more. While some customers pay Porch typical software-as-a-service (“SaaS”) fees, the majority of Porch’s revenue comes from business-to-business-to-consumer (“B2B2C”) transaction revenues, with service providers such as insurance carriers or TV/internet companies paying Porch for new customer sign-ups.

The Merger

On July 30, 2020, Porch.com, Inc. (“Legacy Porch”) entered into a definitive agreement (as amended, the “Merger Agreement”) with PropTech Acquisition Corporation (“PTAC”), a public investment vehicle, whereby the parties agreed to merge, resulting in the parent of Porch.com, Inc. becoming a publicly listed company under the name Porch Group, Inc. (“Porch”). This merger closed on December 23, 2020 (the “Merger”), which consummated as a result of the following (the “Transactions”):

●	Holders of 400 shares of PTAC Class A Common Stock exercised their redemption right to redeem those shares at a redemption price of $10.04. The shares were subsequently cancelled by PTAC. The aggregate redemption price was paid from PTAC’s trust account, which had a balance immediately prior to the Merger closing of approximately $173.1 million. After redemptions, 17,249,600 shares of PTAC Class A Stock remained outstanding. Upon consummation of the Merger, 4,312,500 PTAC Class B Common Stock converted into shares of PTAC Class A Common Stock on a one-for-one basis.
●	Immediately prior to the Merger, (including as a result of the conversions described above and certain redemption of PTAC common stock immediately prior to the closing), there were 21,562,100 shares of PTAC Class A Common Stock issued and outstanding, which excludes the additional shares issued to Legacy Porch holders, and issuance of new shares to third-party investors, as further described below.
●	Immediately prior the Merger, 52,207,029 shares of Legacy Porch preferred stock were converted into 52,251,876 shares of Legacy Porch common stock. 4,472,695 outstanding in-the-money warrants to purchase common stock, 2,316,280 outstanding in-the-money warrants to purchase preferred stock, and 184,652 out-of-the-money warrants to purchase preferred stock were cancelled, pursuant to the terms of warrant cancellation agreements, resulting in the issuance of 5,126,128 shares of Legacy Porch common stock. 2,533,016 shares of Legacy Porch common stock were issued to extinguish 3,116,003 vested stock options and RSUs of non-employee or non-service provider holders.
●	PTAC issued 36,264,984 shares of PTAC Class A Common Stock and $30 million in exchange for all 83,559,663 vested and outstanding shares of Legacy Porch Common stock to complete the Merger. In addition, 6,000,000 “earnout” shares were issued to pre-closing holders of Legacy Porch common stock, employee or service provider holders of unvested Legacy Porch option and restricted stockholders, subject to market conditions. An additional 150,000 earnout shares were provided to service providers in exchange for services related to the transaction.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

●	In connection with the Merger, PTAC changed its name to Porch Group, Inc. as a corporation formed under the laws of the State of Delaware named Porch Group, Inc. (hereafter referred to as “Porch”).
●	Concurrently with the Merger, certain third-party investors (“PIPE Investors”), purchased 15,000,000 newly issued shares of Porch Group, Inc. common stock at a price of $10.00 per share in exchange for cash. Net proceeds from the additional offering were $141.8 million after the deduction of $8.2 million of direct offering costs.
●	The aggregate proceeds from the PTAC trust account, net proceeds from the sale of the newly-issued common stock to PIPE investors described above, and PTAC net working capital amount of $0.6 million were used to settle i) PTAC’s deferred offering costs of $6.0 million from its original public offering, and ii) $4.3 million of PTAC liabilities incurred prior to the Merger. After the transactions noted above, $305.1 million was available for use by Porch Group, Inc., prior to a $30 million distribution to pre-closing holders of Legacy Porch common stock, resulting in net assets available of $275.1 million.
●	In connection with the merger, Porch incurred $5.6 million of cash transaction costs that met the eligibility criteria to be charged against equity.
●	As a result of the foregoing transactions, $269.5 million was reflected as contributed capital on the Company’s consolidated statements of stockholders’ equity (deficit). Presented separately, the Company also assumed a $50.4 million non-cash liability associated with the earnout shares described above. The $50.4 million earnout liability is included in other liabilities in the Company’s consolidated balance sheets.
●	At the closing of the Merger, pre-closing holders of Legacy Porch common stock held approximately 55% of the issued and outstanding common stock shares of Porch.

Accordingly, the Merger transactions were treated as the equivalent of Porch.com, Inc. issuing stock for the net assets of PTAC. Consistent with SEC Topic 12, Reverse Acquisitions and Reverse Recapitalizations, the acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting control and operating control of the combined company. Therefore, the transaction is, in substance, a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization (“Recapitalization”). The accounting is similar to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Therefore, the net assets of PTAC as of December 23, 2020, were stated at historical cost, and no goodwill or other intangible assets were recorded.

COVID-19 Update

In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The COVID-19 pandemic has adversely affected Porch’s business operations, which has impacted revenue primarily in the first half of 2020. In response to the COVID-19 outbreak and government-imposed measures to control its spread, Porch’s ability to conduct ordinary course business activities has been and may continue to be impaired for an indefinite period of time. The extent of the impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which is uncertain at this time. Porch expects the COVID-19 pandemic to adversely impact revenue and results of operations, but Porch is unable to predict at this time the size and duration of this adverse impact. At the same time, Porch is observing a recovery in home sales to pre-COVID-19 levels in the second half of 2020, and with them, home inspections and related services.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Basis of Presentation

The consolidated financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.

Comprehensive loss includes all changes in equity during a period from non-owner sources. Through December 31, 2020, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented.

Reclassifications

Certain reclassifications to 2019 balances were made to conform to the current period presentation in the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit), and consolidated statement of cash flows.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, estimated variable consideration for services performed, the allowance for doubtful accounts, depreciable lives for property and equipment, acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, and estimates of fair value of warrants, debt, contingent consideration, earnout shares and common stock. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the consolidated financial statements.

Segment Reporting

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM. To date, the Company’s CODM has made such decisions and assessed performance at the Company level.

All of the Company’s revenue is generated in the United States.

As of December 31, 2020 and 2019, the Company did not have assets located outside of the United States.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash as of December 31, 2020 and 2019 includes a $3,000 minimum cash balance required by the Company’s senior secured lender. As of December 31, 2020, the restricted cash balance in current assets also includes $8,407 related to the Paycheck Protection Program Loan held in escrow with a commercial bank (see Note 6).

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The reconciliation of cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$196,046	$4,179
Restricted cash - current	11,407	—
Restricted cash - non-current	—	3,000
Cash, cash equivalents and restricted cash	$207,453	$7,179

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers and other corporate partnerships, as well as credit card receivables. The Company estimates allowances for uncollectible receivables based on the credit worthiness of its customers, historical trend analysis and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at December 31, 2020 and 2019, was $249 and $188, respectively.

Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected.

Property, Equipment and Software

Property, equipment and software are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful Lives
Software and computer equipment	3 years
Furniture, office equipment and other	3 – 5 years
Internally developed software	2 years
Leasehold improvements	Shorter of useful life or remaining lease term

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the consolidated statement of operations in the period of disposition. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

The Company capitalizes costs incurred in the development of internal use software. The capitalized costs are amortized over the estimated useful life of the software. If capitalized projects are determined to no longer be in use, they are impaired and the cost and accumulated depreciation are removed from the accounts. The resulting loss on impairment, if any, is included in the consolidated statements of operations in the period of impairment.

Goodwill and Intangible Assets

The Company tests goodwill for impairment for each reporting unit on an annual basis, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Company performs a quantitative assessment. If a quantitative goodwill impairment assessment is performed, the Company utilizes a combination of the market and income valuation approaches.

If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the reporting unit is less than its carrying value. The Company has selected October 1 as the date to perform its annual impairment test. There were no goodwill impairment losses recorded during the years ended December 31, 2020 and 2019.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property, equipment, software and amortizing intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. Losses due to impairment of long-lived assets totaled $611 and $1,051 during 2020 and 2019, respectively, and are included in product and technology expense in the consolidated statements of operations.

Concentration of Credit Risk

No individual customer represented more than 10% of the Company’s total revenue for the years ended December 31, 2020 or 2019. As of December 31, 2020 and 2019, no individual customer accounted for 10% or more of the Company’s total accounts receivable.

As of December 31, 2020, the Company held approximately $206 million of cash with one U.S. commercial bank.

Redeemable Convertible Preferred Stock Warrants

The Company accounts for its warrants to purchase shares of redeemable convertible preferred stock as liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations. As discussed in Note 1, all redeemable convertible preferred stock warrants were converted into common stock or canceled immediately prior to the Merger.

Fair Value of Financial Instruments

Fair value principles require disclosures regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered fair value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

Level 1       Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date;

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Level 2       Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3       Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Revenue from Contracts with Customers

The Company primarily generates revenue from (1) fees received for connecting homeowners to customers in the Company’s referral network, which consist of individual contractors, small businesses, insurance careers and large enterprises (2) fees received for providing home project and moving services directly to homeowners, and (3) fees received for providing subscription access to the Company’s inspection software platform. Revenue is recognized when control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

Effective January 1, 2019, the Company’s revenue recognition policy follows guidance from ASC 606, Revenue from Contracts with Customers, which resulted in a $507 adjustment to accumulated deficit.

The Company determines revenue recognition through the following five-step framework:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company identifies performance obligations in its contracts with customers, which primarily include delivery of homeowner leads (Referral Network Revenue), performance of home project and moving services (Managed Services Revenue), and providing access to the Company’s software platforms (Software Subscription Revenue). The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied.

Contract payment terms vary from due upon receipt to net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If collectability of substantially all consideration to which the Company is entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.

Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Referral Network Revenue

In the Referral Network Revenue stream, the Company connects third party service providers (“Service Providers”) with homeowners that meet predefined criteria and may be looking for relevant services. Service Providers include a variety of service providers throughout a homeowner’s lifecycle, including plumbers, electricians, roofers, as well as movers, TV/Internet, warranty, insurance carriers, and security monitoring providers. The Company also sells home and auto insurance policies for insurance carriers.

Revenue is recognized at a point in time upon delivery of a lead to the Service Provider, at which point the Company’s performance obligation has been satisfied. The transaction price is generally either a fixed price per qualifying lead or based on a percentage of the revenue the Service Provider ultimately generates through the homeowner lead. For arrangements in which the amount the Company is entitled to is based on the amount of revenue the Service Provider generates from the homeowner, the transaction price is considered variable and an estimate of the constrained transaction price is recorded by the Company upon delivery of the lead.

Service Providers generally have the option to pay as they receive leads or on a subscription basis, in which a specified amount is deposited into the Company’s referral platform monthly and any relevant leads are applied against the deposited amount. Certain Service Providers also have the option to pay an additional fixed fee for added member benefits, including profile distinction and rewards. Such subscriptions automatically renew each month unless cancelled by the customer in advance of the renewal period in accordance with the customer termination provisions. Amounts received in advance of delivery of leads to the Service Provider is recorded as deferred revenue. Certain Service Providers have the right to return leads in limited instances. An estimate of returns is included as a reduction of revenue based on historical experience or specific identification depending on the contractual terms of the arrangement. Estimated returns are not material in any period presented.

In January 2020, the Company, through its wholly-owned subsidiary and licensed insurance agency Elite Insurance Group (“EIG”), began selling homeowner and auto insurance policies for insurance carriers. The transaction price in these arrangements is the estimated lifetime value (“LTV”) of the policies sold. The LTV represents fixed first-year commission upon sale of the policy as well as the estimated variable future renewal commissions. The Company constrains the transaction price based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. After a policy is sold to an insurance carrier, the Company has no additional or ongoing obligation to the policyholder or insurance carrier.

The Company estimates LTV of policies sold by using a portfolio approach by policy type and the effective month of the relevant policy. LTV is estimated by evaluating various factors, including commission rates for specific carriers and estimated average plan duration based on insurance carrier and market data related to policy renewals for similar insurance policies. On a quarterly basis, management reviews and monitors changes in the data used to estimate LTV as well as the cash received for each policy type compared to original estimates. The Company analyzes these fluctuations and, to the extent it identifies changes in estimates of the cash commission collections that it believes are indicative of an increase or decrease to prior period LTVs, the Company will adjust LTV for the affected policies at the time such determination is made. Changes in LTV may result in an increase or a decrease to revenue. Changes to the estimated variable consideration were not material for the periods presented.

Managed Services Revenue

Managed services revenue includes fees earned from homeowners for providing a variety of services directly to the homeowner, including handyman, plumbing, electrical, appliance repair, and moving services. The Company generally invoices for managed services projects on a fixed fee or time and materials basis. The transaction price represents the contractually agreed upon price with the end customer for providing the respective service. Revenue is recognized as

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

services are performed based on an output measure of progress, which is generally over a short duration (e.g., same day). Fees earned for providing managed services projects are non-refundable and there is generally no right of return.

The Company acts as the principal in managed services revenue as the Company is primarily responsible to the end customer for providing the service, has a level of discretion in establishing pricing, and controls the service prior to providing it to the end customer. This control is evidenced by the ability to identify, select, and direct the service provider that provides the ultimate service to end customers.

Software Subscription Revenue

The Company’s subscription arrangements, which primarily relates to subscriptions to the Company’s home inspector software, do not provide the customer with the right to take possession of the software supporting the cloud-based application services. The Company’s standard subscription contracts are monthly contracts in which pricing is based on a specified price per inspection completed through the software. Fees earned for providing access to the subscription software are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the subscription software during the monthly contract term.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain costs related to employee sales incentive programs (sales commissions) represent incremental costs of obtaining a contract and therefore should be capitalized. Capitalized costs are included in other assets on the consolidated balance sheets. These deferred commissions are amortized over an estimated period of benefit. The Company elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense if the amortization period of the asset would have been one year or less.

The capitalized amounts are recoverable through future revenue from customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment.

Amortization of capitalized costs to obtain revenue contracts is recorded as a component of selling and marketing expenses in the accompanying consolidated statements of operations.

Sales commissions not subject to capitalization are earned and recorded at the time a customer is invoiced as a component of selling and marketing expenses. As a result, such commissions are expensed at the time of invoicing even though the related revenue may not be fully recognized.

The Company had immaterial activity within the deferred commissions balances for the years ending December 31, 2020 and 2019.

Cost of Revenue

Cost of revenue primarily consists of professional fees and materials under the services model and credit card processing fees, including merchant fees. The Company recognizes cost of revenue as expenses are incurred.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Product and Technology Development

Product and technology development costs primarily include payroll, employee benefits, stock-compensation expense, other headcount-related costs associated with product development, software subscriptions, professional services, and amortization of internally-developed software.

Advertising

Advertising costs are expensed as incurred. During the years ended December 31, 2020 and 2019, the Company incurred $2,242 and $3,716 in advertising costs, respectively. Advertising costs are included in selling and marketing expenses in the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under the asset and liability method specified by ASC 740, deferred tax assets and liabilities are recognized for the future consequences of differences between the carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

In addition, ASC 740 provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The benefit from an uncertain tax position must meet a more-likely-than-not recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The Company’s policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense.

Stock-Based Compensation

The Company issues stock-based compensation to employees and nonemployees in the form of stock options and restricted stock awards. The fair value of stock options is based on the date of the grant using the Black-Scholes option pricing model. The awards are accounted for by recognizing the fair value of the related award over the requisite service period, which is generally the vesting period. The awards are generally expensed on a straight-line basis, except for awards with performance or market conditions which are expensed on a graded vesting basis. Forfeitures are accounted for when they occur. The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the grant date. The value of market based restricted stock units is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award.

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable definite-lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The Company allocates the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents an obligation of the Company to make additional payments or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Other income (expense), net

The following table details the components of other income (expense), net on the consolidated statements of operations:

	2020	2019
Loss on remeasurement of debt (Note 3)	$(895)	$(6,159)
Loss on remeasurement of warrants (Note 3)	(2,584)	(2,090)
Gain on settlement of accounts payable	796	735
Gain (loss) on extinguishment of debt, net (Note 6)	5,748	(483)
Other, net	(274)	30
	$2,791	$(7,967)

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any new or revised accounting standards during the period in which it remains an emerging growth company.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Additionally, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 in April 2019 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief in May 2019. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In the event the Company no longer qualifies as an emerging growth company, it will no longer qualify for the deferral of the effective date available for emerging

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

growth companies. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on the consolidated balance sheets, statements of operations, and statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is effective for non-public companies for reporting periods beginning after December 15, 2021 and early adoption is permitted. The comprehensive new standard will amend and supersede existing lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In the event the Company no longer qualifies as an emerging growth company, it will no longer qualify for the deferral of the effective date available for emerging growth companies. The Company is currently evaluating the impact that adoption will have on the consolidated balance sheets, statements of operations, and statements of cash flows and expects that the adoption of the ASU will increase assets and liabilities related to the Company’s operating leases on the consolidated balance sheets.

2.   Revenue

Disaggregation of Revenue

Total revenues consisted of the following:

	2020	2019
Referral network revenue	$53,440	$49,449
Managed services revenue	11,766	21,888
Software subscription revenue	8,010	6,258
Total revenue	$73,216	$77,595

Management also evaluates revenue based upon when our customers avail themselves of our software, solutions or services. The first category, moving services relates to services that are typically provided to customers in connection with a home purchase and/or homeowner/renter moves. This includes revenue from insurance, moving, security systems and TV/internet services. The second category, post-move services, relates to services that are typically provided to customers post-move such as home maintenance projects, repairs, remodeling and other services from professional contractors or service providers. Moving services represented 62 percent and 47 percent of total revenue in 2020 and 2019, respectively. Post-move services represented 38 percent and 53 percent of total revenue in 2020 and 2019, respectively.

Revenue from Divested Businesses

Total revenue reported includes revenue from divested businesses of $4,334 and $18,336 in 2020 and 2019, respectively.

Disclosures Related to Contracts with Customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Contract Assets — Long-term Insurance Commissions Receivable

A summary of the activity impacting the contract assets during the year ended December 31, 2020 is presented below:

Contract Assets
Balance at December 31, 2019	$—
Estimated lifetime value of insurance policies sold by carriers	4,313
Cash receipts	(784)
Balance at December 31, 2020	$3,529

As of December 31, 2020, $164 of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the consolidated balance sheets. The remaining $3,365 of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the consolidated balance sheets.

Contract Liabilities — Refundable Customer Deposits

In September 2019, the Company entered into a Lead Buyer Agreement with a customer (“Buyer”) that provides residential security systems. Under the Lead Buyer Agreement, the Buyer pays the Company a referral fee for leads resulting in completed installations of certain residential security systems. At inception of this agreement, the Buyer made a prepayment of $7,000, which is to be credited over the term from October 2019 to September 2022, from earned referral fees for leads provided by the Company. This prepayment represents a contract liability since it is an advanced deposit for services the Company has yet to provide.

A summary of the activity impacting the contract liabilities during the years ended December 31, 2020 and 2019 is presented below:

Contract
Liabilities
Balance at December 31, 2018	$—
Additions to contract liabilities - prepayment	7,000
Additions to contract liabilities – significant financing component interest	152
Contract liabilities transferred to revenue	(878)
Balance at December 31, 2019	6,274
Additions to contract liabilities	—
Additions to contract liabilities – significant financing component interest	440
Contract liabilities transferred to revenue	(3,521)
Balance at December 31, 2020	$3,193

As of December 31, 2020, $2,664 of contract liabilities are expected to be transferred to revenue within the next 12 months and therefore are included in current refundable customer deposits on the consolidated balance sheets. The remaining $529 of contract liabilities are expected to be transferred to revenue over the remaining period and are included in refundable customer deposits, non-current on the consolidated balance sheets.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Contract Liabilities — Deferred Revenue

A summary of the activity impacting deferred revenue balances during the years ended December 31, 2020 and 2019 is presented below:

Deferred
Revenue
Balance at December 31, 2018	$4,553
Adoption of ASC 606	(940)
Revenue recognized	(7,490)
Additional amounts deferred	6,686
Impact of acquisitions	670
Impact of divestitures	(146)
Balance at December 31, 2019	3,333
Revenue recognized	(4,923)
Additional amounts deferred	6,264
Impact of acquisitions	196
Balance at December 31, 2020	$4,870

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts primarily include performance obligations that are recorded in the consolidated balance sheets as deferred revenue. The amount of transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the consolidated balance sheets, is immaterial as of December 31, 2020 and 2019.

As permitted under the practical expedient available under ASC 606, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.

The Company applied the practical expedient under ASC 606 to exclude amounts related to performance obligations that are billed and recognized as they are delivered.

3.   Fair Value

The following table details the fair value measurements of liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2020
						Total
	Level 1		Level 2		Level 3	Fair Value
Contingent consideration - business combination	$		$		$3,549	$3,549
Contingent consideration - earnout		—		—	50,442	50,442
		$—		$—	$53,991	$53,991

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

	Fair Value Measurement at December 31, 2019
				Total
	Level 1	Level 2	Level 3	Fair Value
Redeemable convertible preferred stock warrants	$—	$—	$6,684	$6,684
Fair value option notes (“FVO Notes”)	—	—	11,659	11,659
Contingent consideration	—	—	100	100
	$—	$—	$18,443	$18,443

Redeemable Convertible Preferred Stock Warrants

The Company’s redeemable convertible preferred stock warrants are valued using key equity indicators and are classified within Level 3 of the fair value hierarchy. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

A summary of key assumptions for determining the fair value of redeemable convertible preferred stock warrants at December 31, 2019 include:

	Expected
	term	Expected			Expected
	(in years)	volatility	Risk-free interest rate		dividend rate
Redeemable convertible preferred stock warrants	2 to 9	60%	0.23% to 2.11%	%	0%	%

The weighted average expected term and risk-free interest rate for redeemable convertible preferred stock warrants outstanding at December 31, 2019 is 6.36 and 1.72%, respectively.

Fair Value Option Notes

As discussed further in Note 6, the Company elected to measure certain convertible promissory notes at fair value in accordance with the fair value option. The FVO Notes are each a debt host financial instrument containing embedded features and /or options which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. The election for these specific convertible notes is due to the number and complexity of features that would require separate bifurcation absent this election.

The fair value of FVO Notes as of December 31, 2019 has been determined using a combination of the present value of the FVO Notes cash flows and the Black-Scholes option pricing model, using the following assumptions the significant inputs of principal value, interest rate spreads and curves, and embedded call option prices.

	December 31,
	2019
	FVO	FVO
	Note 1	Note 2(1)
Initial principal value	$2,500	$3,000
Value upon maturity	$6,682	$6,602
Conversion price (per share)	$6.39	N/A
Value of Series B redeemable convertible preferred share	$14.12	N/A
Value of common stock	N/A	N/A
Expected term (years)	2	N/A
Volatility	39%	N/A
Risk free rate	1.58%	N/A
Estimated fair value of FVO Note	$5,079	$6,580

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

(1)	Due to the close proximity to the maturity date, January 24, 2020, the fair value of FVO Note 2 on December 31, 2019 was determined to equal the value upon maturity, excluding interest to be accrued between December 31, 2019 and maturity.

Contingent consideration

The Company estimated the fair value of $1,800 of the 2018 business combination contingent consideration using a variation of the income approach known as the real options method. The fair value is based on the present value of the contingent payments to be made using a weighted probability of possible payments. As of December 31, 2020, the key inputs used in the determination of fair value include projected revenues and expenses, discount rate of 9.96% to 9.98%, revenue volatility of 18.00% and weighted average cost of capital of 21.50%. As of December 31, 2019, the key assumptions used in the determination of fair value include projected revenues and expenses, discount rate of 15.26% to 16.26%, revenue volatility of 19.00% and weighted average cost of capital of 29.50%.

The Company estimated the fair value of $1,749 of the 2020 business combination contingent consideration using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of December 31, 2020, the key inputs used in the determination of the fair value included current stock price of $14.27, strike price of $20.00, discount rate of 9% and volatility of 60%.

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by the certain employee forfeitures. As of December 31, 2020, the key inputs used in the determination of the fair value included exercise price of $18, $20 and $22, volatility of 60%, and forfeiture rate of 16%.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

	Redeemable		Contingent
	Convertible		Consideration -	Contingent
	Preferred Stock		Business	Consideration -
	Warrants	FVO Notes	Combinations	Earnout
Fair value as of January 1, 2020	$6,684	$11,659	$100	$—
Additions	1,762	—	1,749	50,442
Settlements	(11,030)	(8,698)	—	—
Change in fair value, loss included in net loss(1)	2,584	895	1,700	—
Gain on extinguishment of debt	—	(3,856)	—	—
Fair value as of December 31, 2020	$—	$—	$3,549	$50,442

	Redeemable
	Convertible
	Preferred Stock		Contingent
	Warrants	FVO Notes	Consideration
Fair value as of January 1, 2019	$436	$—	$400
Additions	6,651	5,500	—
Settlements	(2,493)	—	—
Change in fair value, loss (gain) included in net loss(1)	2,090	6,159	(300)
Fair value as of December 31, 2019	$6,684	$11,659	$100

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

(1)	Changes in fair value of redeemable convertible preferred stock warrants and FVO Notes are included in other income (expense), net, and changes in fair value of contingent consideration are included in general and administrative expenses in the consolidated statements of operations.

Fair Value Disclosure

Except for the fair value option notes (“FVO” notes), the fair value of debt approximates the unpaid principal balance and is considered a Level 2 measurement. See Note 6.

4.   Property, Equipment, and Software

Property, equipment, and software net, consists of the following:

	December 31,	December 31,
	2020	2019
Software and computer equipment	$1,381	$1,392
Furniture, office equipment, and other	567	387
Internally developed software	10,741	10,601
Leasehold improvements	1,112	1,295
	13,801	13,675
Less: Accumulated depreciation and amortization	(9,208)	(7,017)
Property, equipment, and software, net	$4,593	$6,658

Depreciation and amortization expense related to property, equipment, and software was $3,786 and $3,680 for the years ended December 31, 2020 and 2019, respectively.

5.   Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following as of December 31, 2020:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	7.0	$8,440	$(2,173)	$6,267
Acquired technology	6.0	12,170	(5,481)	6,689
Trademarks and tradenames	9.0	3,688	(893)	2,795
Non-compete agreements	2.0	225	(15)	210
Total intangible assets		$24,523	$(8,562)	$15,961

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Intangible assets consist of the following as of December 31, 2019:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	9.0	$5,450	$(1,591)	$3,859
Acquired technology	4.0	8,546	(4,272)	4,274
Trademarks and tradenames	7.0	2,290	(591)	1,699
Total intangible assets		$16,286	$(6,454)	$9,832

Aggregate amortization expense related to intangibles was $2,858 and $3,697 for the years ended December 31, 2020 and 2019, respectively. Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
2021	$3,873
2022	2,989
2023	2,659
2024	1,617
2025	1,169
Thereafter	3,654
$15,961

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2020 and December 31, 2019:

Goodwill
Balance as of January 1, 2019	$21,305
Acquisitions	916
Divestitures	(3,657)
Purchase price adjustment	(290)
Balance as of December 31, 2019	$18,274
Acquisitions	10,176
Divestitures	(161)
Balance as of December 31, 2020	$28,289

6.   Debt

At December 31, 2020, debt was comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
1.0% promissory notes, due 2022	$8,317	$—	$—	$8,317
11.05% term loan, due 2024	41,764	(2,686)	(29)	39,049
Other notes	750	(133)	—	617
	$50,831	$(2,819)	$(29)	$47,983

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

At December 31, 2019, debt was comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
10% convertible promissory notes, due on demand	$7,324	$(36)	$—	$7,288
6% promissory note, due 2020	185	—	—	185
2.55% promissory notes, due 2020	1,100	(41)	—	1,059
3.5% convertible promissory notes, due 2022	1,689	(313)	—	1,376
9.0% term loan, due 2023	40,500	(528)	(689)	39,283
3% promissory note (25% default), due 2024	3,000	(2,906)	(57)	37
Other notes	233	—	—	233
	$54,031	$(3,824)	$(746)	$49,461

		Fair
	Principal	Value
10% convertible notes recorded at fair value	$5,500	$11,659

Minimum principal payment commitments as of December 31, 2020, are as follows:

Principal
Payments
2021	$4,799
2022	12,234
2023	20,346
2024	13,302
2025	150
Thereafter	—
$50,831

Senior Secured Term Loans

During 2019, the Company’s secured term loan had a maximum borrowing amount of $40,000 of which $40,000 was outstanding at December 31, 2019. The secured term loan required interest-only payments until December 1, 2020, or until December 1, 2021, if the Company met certain revenue requirements, followed by equal monthly payments of principal and interest through maturity on December 4, 2023. The loan also included a final payment fee of $500. The stated interest rate in the loan was equal to the Base Rate plus 4.00%. The Base rate was equal to the greater of i) the highest prime rate plus 5% and ii) the highest three-month LIBOR rate plus 2.5%. On May 26, 2020, the loan agreement was amended to include interest paid in-kind (“PIK Interest”) at a per annum rate of (A) from the period beginning April 2, 2020 through May 15, 2020, 2.00% and (B) at all times thereafter 1%.

At December 31, 2019, the Company was in violation of certain covenants under this senior secured lending arrangement. In July 2020, the Company refinanced the lending arrangement which resolved the issues that created the conditions of default. As a result, the lending arrangement was classified as non-current as of December 31, 2019.

In May 2020, the Company was required to use $2,500 of the proceeds received from the Sale of Serviz (See Note 11) to pay down the term loan, resulting in an outstanding original principal balance of $37,500.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

In July 2020, the Company refinanced the lending arrangement by entering into a Loan and Security Agreement with Runway Growth Credit Fund, Inc. (“Runway Loan”) in the amount of $40,000, with two additional co- lenders providing an aggregated $7,000 in loan proceeds. The co-lenders, Orix Growth Capital, LLC and Midcap Financial Trust, were the Company’s existing senior secured lenders with a $37,645 loan balance outstanding at the time of the refinance. The amendments to the loan agreements with the existing senior secured lenders represents a modification of previously outstanding senior secured loans. Unamortized deferred issuance costs associated with the existing lending arrangement were reduced proportionately with the reduction in principal balances for existing senior secured lenders, resulting in interest expense of $749. The new loan, which totaled $47,000, was used to pay off the existing $37,500 loan.

The Runway Loan is a first lien loan secured by any and all properties, rights and assets of the Company with a maturity date of July 22, 2024. Interest is payable monthly in arrears at a variable rate of interest based on the greater of 0.55% or LIBOR rate (as defined) plus an applicable margin of 9.05% plus 2% of PIK interest. As of December 31, 2020, the calculated interest rate is 11.05%. Principal payments are required beginning on August 15, 2022 in equal monthly instalments through the maturity date. A prepayment fee of 2%, 1.5%, 1% or 0.5% of the outstanding loan amount is due if the loan is repaid prior to the 1st, 2nd, 3rd or 4th anniversary date, respectively. There is a final payment fee of $1,645 or 3.5% of any partial payment, which is reflected as a discount on the loan and is accreted to interest expense using the effective interest method over the term of the loan or until extinguishment of the related loan. Upon a default, the loan is immediately due and payable and bears interest at 5% higher than the applicable loan interest rate. The financial covenants require the Company to maintain a minimum level of cash at $3,000, minimum revenue of $15,356 in the quarter ended December 31, 2020, and 80% of projected revenue in all future quarters.

Based on the amount of cash available upon completion of the Merger on December 23, 2020, in accordance with the agreement’s terms, $7,057 of the outstanding principal balance of the Runway Loan was required to be repaid, plus interest and prepayment fees of $17 and $391, respectively. Following this repayment, the carrying value of the Runway Loan as of December 31, 2020 is $39,049. As of December 31, 2020, the Company is in compliance with all covenants of the Runway Loan. In January 2021, the Company entered into an amendment (the “Runway Amendment”) to the Runway Loan. See Note 15.

The Company issued warrants to purchase redeemable convertible preferred stock in connection with the establishment or amendment of lending arrangements. The grant date fair value of the warrants issued in connection with the establishment of the Runway Loan was $1,216, which was deducted from the face value of the loan and is accreted to interest expense using the effective interest method over the term of the loan or until extinguishment of the related loan.

Pre-2019 Convertible Promissory Notes

During 2018, the Company issued convertible notes with an aggregate original principal balance of $16,600, an interest rate of 8-10%, and a maturity date of January 13, 2019.

Upon maturity on January 13, 2019, the outstanding principal and accrued interest automatically converted into 1,173,473 shares of Series B redeemable convertible preferred stock and 70,408 Series B redeemable convertible preferred stock warrants at a conversion price of $14.79 per unit (a unit includes one share of Series B redeemable convertible preferred stock and 0.06 of one warrant to purchase Series B redeemable convertible preferred stock).

As part of the issuance of the convertible notes, the Company incurred $356 of issuance costs that are recorded as a reduction of convertible notes.

In connection with an acquisition on November 1, 2018, the Company issued convertible promissory notes payable to the sellers for an aggregate principal of $7,324. These convertible promissory notes bear interest at 4.5% per annum

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

for the first year and 10% per annum thereafter. Unless converted, monthly payments of principal and interest are due beginning on December 1, 2019. The outstanding principal amount of the convertible promissory notes are convertible into 537,024 shares of common stock. Accrued but unpaid interest shall be waived if the notes are converted within the first year, and otherwise shall be paid in cash. Unless converted, the convertible promissory notes mature at the earliest of i) a change of control of the Company, ii) 10 days after a qualified financing, or iii) three years from the issuance date. As of December 31, 2019, the Company was in default on these convertible promissory notes as the Company failed to make the first payment due on December 1, 2019. Upon default, the carrying value of the convertible promissory notes of $7,288 was reclassified to current liabilities as all principal and unpaid interest is immediately due in cash upon event of default. In May 2020, the Company entered into an amendment to certain payment terms of the convertible promissory notes, including specific interest only and/or catch up payment requirements based on the future cash balance of the Company at specified dates.

Upon completion of the Merger on December 23, 2020, the outstanding principal balance of $7,317 and unpaid interest of $516 was paid in full, resulting on a trivial loss on extinguishment.

In connection with the acquisition of Serviz.com, Inc. (“Serviz”) on July 20, 2018 (See Note 11), the Company assumed two convertible promissory notes with an aggregate principal balance of $1,689 and an interest rate of 3.5% per annum. Unless converted, the convertible promissory notes, along with accrued interest, are payable at the earlier of i) December 1, 2022 or ii) a qualified financing as defined in the loan agreement. The outstanding principal amount of the convertible promissory notes and any accrued interest are convertible into redeemable convertible preferred stock sold in such financing as defined in the loan agreement, at the option of the holder at a conversion price equal to the original issue price for such series of redeemable convertible preferred stock. On February 28, 2020, one of the convertible promissory notes with a principal balance of $1,400 and a carrying value of $1,153 converted into 198,750 shares of Series C preferred stock. Holders also received 73,538 common stock warrants. A loss on debt extinguishment of $247 was recorded to account for the unamortized discount at the time of conversion. Upon completion of the Merger on December 23, 2020, the remaining principal of $289 and unpaid interest of $48 were paid in full, resulting on a loss on extinguishment of $285.

2019 Convertible Promissory Notes

During 2019, the Company issued convertible promissory notes with an aggregate original principal balance of $21,600, an interest rate of 10%, and original maturity dates ranging from January 24, 2020 to December 31, 2020.

Based on the terms of the convertible promissory notes, the Company may elect on each applicable interest payment date to pay interest, including any default interest, as Paid In-Kind (“PIK”), whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 10% per annum. On each interest payment date, any PIK amount payable shall be capitalized and treated as additional principal obligations under, shall accrue interest from the applicable interest payment date, and shall become payable in full, in cash, no later than the maturity date.

On December 23, 2019, the Company issued to certain holders of convertible promissory notes, such number of Series C Preferred in full satisfaction of the Company’s obligation under the convertible promissory notes, including accrued PIK interest. The amount of original principal balance of convertible promissory notes and related PIK interest, which were converted into Series C Preferred shares were $16,100 and $971, respectively.

The Company elected to measure certain convertible promissory notes at fair value in accordance with the fair value option (“FVO Notes”). The FVO Notes had original principal amounts of $5,500. The notes also have a feature that requires payment of 200% of the outstanding principal and unpaid interest amount upon maturity. Each period, the fair value of the FVO notes is determined and resulting gains and losses from the change in fair value of the FVO Notes associated with non-credit components are recognized in income, while the change in fair value associated with the Company’s own credit component is recognized in Accumulated Other Comprehensive Income (“AOCI”). During

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

2020, there were no changes in fair value associated with the Company’s own credit component recognized in AOCI. During the second quarter of 2020, as part of the divestiture of the Serviz business (See Note 11), one of the FVO notes, with an original principal balance of $3,000, was cancelled by the holder. In July 2020, the Company amended the remaining FVO Note. Under this amendment, the loan plus accrued interest would be repaid upon closing of the Merger or within one year from the issuance date, whichever is earliest, with a premium of two times the outstanding principal and accrued interest. Upon completion of the Merger on December 23, 2020, the Note was paid off for $5,974.

2020 Promissory Notes

In April 2020, the Company entered into a loan agreement with Western Alliance Bank pursuant to the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Company received loan proceeds of $8,139 (the “PPP Loan”). The term of the PPP Loan is two years with a maturity date of April 18, 2022 and bears interest at a fixed rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred for the first nine months of the term of the PPP Loan. Principal and interest are payable monthly, less the amount of any potential forgiveness (discussed below), and the Company may prepay 20% or less at any time prior to maturity with no prepayment penalties, more than 20% will require notice to the lender. The PPP Loan contains customary event of default provisions. As of December 31, 2020, the Company is in compliance with all covenants of the PPP Loan.

All or a portion of the PPP Loan may be forgiven by the SBA and the lender upon application by the Company, if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities (“Qualifying Expenses”). Not more than 25 percent of the PPP Loan may be used for non-payroll costs. The Company believes that it used the proceeds of the PPP Loan for Qualifying Expenses in accordance with the terms of the PPP Loan. The Company submitted an application for forgiveness of the loan in December 2020. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. If the loan is forgiven in part or in whole, the Company will reduce the liability by the amount forgiven and record a gain on extinguishment in the consolidated statements of operations. The carrying value of the PPP Loan is $8,139 as of December 31, 2020.

As part of the July 23, 2020 acquisition (see Note 11), the Company assumed a loan pursuant to the Paycheck Protection Program for the amount of $398. The loan has a maturity date of April 10, 2022 and a fixed interest rate of 1%. The loan was forgiven by the SBA in the fourth quarter of 2020.

In July 2020, the Company entered into convertible loan agreement with Cantor Fitzgerald Securities in the amount of $10,000 with the proceeds of the loan to be received upon completion of the Company’s 2019 financial statement audit. This convertible loan agreement was amended in August 2020, to provide for the funding of $5,000 of the loan into a restricted cash account. Upon completion of the Company’s 2019 financial statement audit, an additional $5,000 of loan proceeds was received in October 2020 in addition to the release of the $5,000 loan proceeds held in a restricted cash account.

The loan included a final payment fee equal to 20% of the loan proceeds which was reflected as a discount on the loan and was accreted to interest expense using the effective interest method over the term of the loan. The proceeds from the convertible loan agreement together, with the final payment fee and the accrued interest were paid in full upon the Merger. The loan accrued 12% interest per annum until the loan was repaid upon the Merger.

At the time of the Merger, Cantor Fitzgerald Securities had the right to elect to receive PTAC Common Shares in lieu of repayment of all or a portion of the loan proceeds, final payment fee and accrued interest. Cantor Fitzgerald Securities chose to receive full payment in cash rather than in PTAC Common Shares.

Upon completion of the Merger on December 23, 2020, the loan was paid off in full in the amount of $12,063, which included $10,000 principal balance, $2,000 final payment fee, and $63 of accrued interest. As a result of the

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

merger, a contingent beneficial conversion feature became exercisable. The commitment date intrinsic value of $564 reduced the carrying value of the loan and increased additional paid in capital. The debt holder did not exercise the beneficial conversion feature. Therefore, the amount paid to settle the debt was first allocated to the settlement-date intrinsic value of the beneficial conversion feature associated with the loan, resulting in a net decrease in additional paid in capital of $5,772. The remaining cash payment was allocated to extinguish the debt and interest payable, resulting in a gain on extinguishment of $5,047.

Other Promissory Notes

In connection with an acquisition on November 1, 2018, the Company issued term promissory notes payable to the sellers for an aggregate principal of $1,100 and an interest rate of 2.55% per annum. The outstanding principal balance, along with accrued interest, was payable on May 1, 2020. In May 2020, the Company entered into an amendment to certain payment terms of the convertible promissory notes, including specific interest only and/or catch up payment requirements based on the future cash balance of the Company at specified dates. As of December 31, 2019, the promissory notes had a carrying amount $1,059. Upon completion of the Merger on December 23, 2020, the outstanding principal of $1,077 and unpaid interest of $4 were paid in full.

In connection with an acquisition on March 14, 2017, the Company assumed a promissory note payable to a founder of the acquired entity who continued as an employee of the Company following the acquisition. The promissory note has an initial principal balance of $185 and an interest rate of 6% per annum. The outstanding principal, along with accrued interest, was payable on March 31, 2020. As of December 31, 2019, the promissory notes had a carrying amount $185. Upon completion of the Merger on December 23, 2020, the outstanding principal of $185 and unpaid interest of $75 were paid in full. No gain or loss on extinguishment resulted from the payoff of the promissory note.

On December 19, 2019, the Company issued a promissory note for an aggregate principal of $3,000, with a stated interest rate of 3%. In connection with the issuance of this promissory note, the holder also received 403,101 warrants to purchase Series C redeemable convertible preferred stock of the Company. The grant date fair value of the warrants issued was $3,000, and was deducted from the face value of the bank loans and are accreted to interest expense using the effective interest method over the term of the note or until extinguishment of the related note. Upon occurrence of an Event of Default, the Holder may declare all outstanding obligations immediately payable in cash. Following the occurrence and during the continuance of an Event of Default, interest on the Note shall automatically be increased to 25% per annum. On January 1, 2020, there was an occurrence of default resulting in the default interest rate being effective starting on January 1, 2020.

The note was amended in July 2020, which resolved the conditions of default. The amendment provides that the loan plus accrued interest would be repaid upon closing of the Merger, or within one year of the amendment, with a premium payment of $1,000. The Company also provided the holder an additional 51,502 warrants to purchase Series C redeemable convertible preferred stock in connection with the amendment. The amended loan was guaranteed by the CEO of the Company with an asset pledge agreement, which the Company accounted for as a capital contribution by the CEO and a debt discount at fair value. The interest rate and other key terms of the note were not changed.

The amendment was accounted for as an extinguishment of the original note, because the amended note was concluded to be substantially different than the original note. The Company recorded a loss on debt extinguishment of $2,532. The amended note was initially recorded at its fair value of $4,233. The fair value of the guarantee of $300 was deducted from the initial fair value of the amended note and is accreted to interest expense using the effective interest method over the term of the note or until extinguishment. As of December 31, 2019, the carrying value of promissory note is $37, and is included in current portion of long-term debt. Upon completion of the Merger on December 23, 2020, the loan was paid off in full in the amount of $4,424, which included $3,381 principal balance, $1,000 final payment fee, and $43 of accrued interest.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

On February 11, 2020, the Company entered into a future receivables agreement, in which the Company received consideration of $2,000 and agreed to sell 10% of all of Company’s future accounts receivable from the Company’s customers until an amount ranging between $2,300 and $2,700, depending on timing of repayment, was delivered by or on behalf of Company to the lender. Prior to the required repayment date, the Company repaid $2,000 of principal and $700 of interest, resulting in a full payoff of the agreement and no remaining carrying value as of December 31, 2020.

In connection with an acquisition on November 2, 2020, the Company issued a promissory note payable to the founder of the acquired entity. The promissory note has an initial principal balance of $750 and a stated interest rate of 0.38% per annum. The promissory note shall be paid in five equal annual installments of $150 each, plus accrued interest commencing on January 21st, 2021. As of December 31, 2020, the promissory notes had a carrying amount $617.

7.   Equity

Shares Authorized

As of December 31, 2020, the Company had authorized a total of 410,000,000 shares for issuance with 400,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock.

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes our fully diliuted capital structure at December 31, 2020:

Issued and outstanding common shares	75,519,151
Earnout common shares (Note 1 and Note 8)	6,150,000
Total common shares issued and outstanding	81,669,151
Common shares reserved for future issuance:
Public warrants	8,625,000
Private warrants	5,700,000
Common stock options available for future grants - 2012 Equity Plan (Note 8)	6,414,611
Restricted stock units (Note 8)	2,415,140
Restricted stock awards (Note 8)	166,762
2020 Equity Plan pool reserved for future issuance (Note 8)	11,137,824
Total shares of common stock outstanding and reserved for future issuance	116,128,488

Total shares of common stock outstanding and reserved for future issuance does not include shares that may be issued in connection with the December 31, 2020 acquisition as discussed on Note 11.

Warrants

PTAC Warrants

Upon completion of the Merger with PTAC on December 23, 2020, the Company assumed 8,625,000 public warrants and 5,700,000 private warrants to purchase an aggregate 14,325,000 shares of common stock, which were outstanding as of December 31, 2020. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, commencing 30 days after the completion of the Merger, and expiring on December 23, 2025 which is five-years after the Merger.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The Company may call the public warrants for redemption (excluding the private warrants), in whole, at a price of $0.01 per warrant:

●at any time while the public warrants are exercisable,

●upon not less than 30 days’ prior written notice of redemption to each public warrant holder,

●if, and only if, the last sale price common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders and,

●if and only if, there is a current registration statement in effect with respect to the issuance of the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The private warrants are identical to the public warrants, except that the private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. As of December 31, 2020, 5,700,000 private warrants were held by the initial purchases or their permitted transferees.

See Note 15 for exercises of a portion of PTAC warrants subsequent to December 31, 2020.

Legacy Porch Warrants

Redeemable convertible preferred stock warrants and common stock warrants that were issued prior to the Merger (“Legacy Porch Warrants”) were cancelled in exchange for 702,791 and 1,705,266 shares of common stock through net share settlement, respectively.

Detail related to Legacy Porch Warrant activity for the year ended December 31, 2020, is as follows:

Redeemable Convertible
	Preferred Stock		Common Stock
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Balances as of January 1, 2020	965,157	$4.39	2,095,074	$2.02
Warrants granted	209,384	5.62	73,538	1.77
Warrants exercised	—	—	—	—
Warrants cancelled	(1,174,541)	4.60	(2,168,612)	2.02
Balances as of December 31, 2020	—	$—	$—	$—

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

8.   Stock-Based Compensation

2012 and 2020 Equity Incentive Plans

Legacy Porch.com’s 2012 Equity Incentive Plan (the “2012 Plan”) provides for the grant of incentive and non-statutory options, stock appreciation rights, restricted stock awards (“RSA”) and restricted stock units (“RSU”) to employees, directors and consultants of the Company (“Service Providers”), collectively referred to as “Awards”.

Each Legacy Porch.com option from the 2012 Plan that was outstanding immediately prior to the Merger and held by current employees or service providers, whether vested of unvested, was converted into an option to purchase a number of shares of common stock (each such option, an “Exchanged Option” equal to 0.4697 of Porch Group, Inc. common stock. Except as specifically provided in the Merger Agreement, following the Merger, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Porch.com option immediately prior to the consummation of the Merger. All stock option, RSA and RSU activity was retroactively restated to reflect the Exchanged Options.

On July 29, 2020, the board of directors approved the adoption of the Porch Group, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), subject to approval by Porch Group, Inc.’s stockholders. On December 22, 2020, the Porch Group, Inc. stockholders voted in favor of adoption of the 2020 Plan.

The aggregate number of shares of common stock reserved for future issuance under the 2020 Plan is 11,137,824. The number of shares of common stock available under the 2020 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2021, and continuing until (and including) the calendar year ending December 31, 2030, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Porch board of directors.

The 2020 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards, and performance awards to employees, officers, non-employee directors and independent service providers of the Company. The 2020 Plan became effective immediately upon the closing of the Merger.

Stock-Based Compensation

Stock-based compensation consists of expense related to (1) equity awards in the normal course and (2) a secondary market transaction as described below:

	2020	2019
Secondary market transaction	$1,616	$33,232
Employee awards	9,793	2,740
Total operating expenses	$11,409	$35,972

2019 Secondary Stock Transactions

In May 2019, the Company’s CEO and Founder purchased a total of 7,559,047 shares of legacy Porch.com redeemable convertible preferred stock from an existing investor for an aggregate purchase price of $4,023 ($0.53 per legacy Porch.com share). The Company determined that the purchase price was below fair value of such shares and as result recorded compensation expense of $33,232 in general and administrative expense for the difference between the purchase price and fair value.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

In July 2019, the Company’s CEO and Founder subsequently sold 901,940 shares of legacy Porch.com redeemable convertible preferred stock as an incentive to eleven executives of the Company at the same price at which the shares were initially acquired in the May 2019 transaction, which represents a $2,553 discount to fair value. The Company has the right to repurchase such shares if certain service vesting conditions and performance conditions are not met. In December 2020, the performance vesting conditions were met, and compensation expense of $1,616 was recorded in 2020 related to these awards, of which $689 was related to former employees and immediately recognized, as there is no continued service vesting requirement, and $927 was related to current employees and recognized as a cumulative catch up related to the portion of the service period satisfied through December 31, 2020. The remaining stock compensation related to the award will be recognized over the remaining service period.

Common Stock Valuation

Prior to the completion of the Merger the fair value of Legacy Porch.com common stock used in the calculation of the fair value of the stock options was determined by management with assistance from third-party valuation specialists using both market and income approaches.

Stock Options

Options granted under the Equity Plan to employees typically vest 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Other vesting terms are permitted and are determined by the Board. Options have a term of no more than ten years from the date of grant and vested options are generally cancelled three months after termination of employment. All stock options issued during the year ended December 31, 2020 were issued under the 2012 Plan.

Detail related to stock option activity for the year ended December 31, 2020 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Balances as of January 1, 2020	7,428,682	$2.21	7.3	277
Options granted	2,202,417	4.23
Options exercised	(439,754)	2.02
Options forfeited	(323,840)	2.36
Options canceled or expired	(2,452,894)	2.41
Balances as of December 31, 2020	6,414,611	$2.85	7.8	$73,260
Exercisable at December 31, 2020	3,472,595	$2.30	7.0	$73,260

The fair value of each employee stock option granted during the years ended December 31, 2020 and 2019, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2020	2019
Risk-free interest rate	0.3 – 0.6%	1.6 – 1.9%
Expected term (years)	5 – 6	3 – 6
Dividend yield	—	—
Volatility	59 – 60%	46 – 51%

The risk-free interest rate used in the Black-Scholes option-pricing model is based on the implied yield currently available in the U.S. Treasury securities at maturity with an equivalent term. The expected term for options granted to employees is estimated using the simplified method. The Company has not declared or paid any dividends through

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

December 31, 2020 and does not currently expect to do so in the future. The Company bases its estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data. The Company uses the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term estimated by the Company.

The estimated weighted-average grant date fair value of options granted to employees during the years ended December 31, 2020 and 2019, was $2.26 per share and $0.85 per share. The fair value of stock options that vested during the years ended December 31, 2020 and 2019, was $1,785 and $1,779, respectively.

The total amount of unrecognized compensation cost for options granted to employees and nonemployees as of December 31, 2020, is approximately $5,245 and is expected to be recognized over a weighted-average period of 0.6 years.

RSUs and Payroll Reduction Program

In March 2020, in response to the adverse impact of COVID-19 on the Company’s operations and financial performance, the Company carried out a variety of measures to reduce cash operating expenses, including the implementation of a partial employee furlough and payroll reduction in exchange for RSUs. During the year ended December 31, 2020, the Company reduced cash payroll costs by $3,979 in exchange for a commitment by the Company to provide up to 2,356,045 RSUs subject to (a) a performance (liquidity) vesting condition and (b) and ongoing employment until March 31, 2021 (or June 30, 2021, for certain awards) in order to be fully vested. The grant of these RSUs was approved by the Board of Directors in June, July, and August 2020 and 2,356,045 were issued during the year ended December 31, 2020. The performance vesting conditions, which were previously considered not probable of achievement were met in December 2020 as a result of the Merger. As a result, a cumulative catch up of $6,506 of compensation expense was recorded. Compensation cost of $1,605 will be recorded during 2021 over the remaining service period. There was a small number of additional RSU grants during the fourth quarter, which were unrelated to the payroll reduction program. All RSUs issued as part of this program were issued under the 2012 Plan.

The following table summarizes the activity of restricted stock units for the year ended December 31, 2020:

	Number of	Weighted
	Restricted	Average
	Stock Units	Fair Value
Balances as of January 1, 2020	—	$—
Granted	2,450,718	3.69
Canceled	(35,578)	3.44
Balances as of December 31, 2020	2,415,140	$3.64

Employee Earnout Restricted Stock

Upon the Merger, 976,331 restricted common shares, subject to vesting and forfeiture conditions, were issued to employees and service providers pursuant to their holdings of pre-Merger options, RSUs or restricted shares (the “employee earnout shares”). The employee earnout shares were issued in three equal tranches with separate market vesting conditions. One third of the employee earnout shares will meet the market vesting condition when the closing price of the Company’s common stock is greater than or equal to $18.00 over any twenty trading days within any thirty- consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. The employee earnout shares are forfeited by the employee upon termination of employment. Upon forfeiture, the forfeited shares will be redistributed to all earnout shareholders. Upon redistribution of earnout shares, the awards will be

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

recorded as new awards. The fair value of the award on the grant date is an average of $12.08 per share and will be recognized as stock compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest. During 2020, the Company recorded $314 in stock compensation expense related to the employee earnout shares.

CEO Earnout Restricted Stock

Prior to the closing of the Merger, the Company’s CEO, Matt Ehrlichman was granted a restricted stock award under the 2012 Plan which was converted into an award of 1,000,000 restricted shares of common stock upon the closing of the Merger. The award will vest in one-third installments if certain stock price triggers are achieved within 36-months following the closing of the Merger. One third of the restricted shares will meet the market vesting condition when the Company’s common stock is greater than or equal to $18.00 over any twenty trading days within any thirty- consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. If Mr. Ehrlichman’s employment with the Company is terminated prior to the award being fully vested, then the award will be terminated and cancelled, provided that if Mr. Ehrlichman’s employment is terminated by the Company without cause or Mr. Ehrlichman resigns due to good reason (in each case, as defined in the award agreement), the award will remain outstanding and will vest to the extent the stock price triggers are achieved during the 36-month period. The fair value of the award on the grant date is an average of $12.08 per share and will be recognized as stock compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest. During 2020, the Company recorded $322 in stock compensation related to the award.

Restricted Stock Awards

The following table summarizes the activity of restricted stock awards in connection with certain pre-2020 acquisitions for the year ended December 31, 2020:

Number of
Restricted
Stock Awards
Balances as of January 1, 2020	472,141
Shares granted	—
Shares vested	(305,379)
Shares forfeited	—
Balances as of December 31, 2020	166,762

9.   Income Taxes

The components of the income tax (benefit) provision are as follows:

	2020	2019
Current:
Federal	$—	$—
State	71	67
Total current	71	67
Deferred
Federal	(1,435)	21
State	(327)	8
Total deferred	(1,762)	29

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Provision for income taxes	$(1,691)	$96

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,	December 31,
	2020	2019
Deferred tax assets
Accrued expenses	$1,063	$1,124
Stock compensation	2,497	1,219
Deferred revenue	2,036	2,066
Property and equipment	229	176
Intangibles	452	826
Goodwill	1,444	1,391
Other	8	8
Net operating losses	49,954	40,815
Disallowed interest	6,385	2,159
Valuation allowance	(63,129)	(48,499)
Total deferred tax assets	939	1,285
Deferred tax liabilities
Internally developed software	(943)	(1,319)
Total deferred tax liabilities	(943)	(1,319)
Net deferred tax assets (liabilities)	$(4)	$(34)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes and the tax effect of the tax loss carryforwards. The Company has recorded a valuation allowance due to the uncertainty surrounding the ultimate realizability or recoverability of such assets. Management evaluates, on an annual basis, both the positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable and the amount of the valuation allowance. In its evaluation, the Company considered its cumulative losses as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the negative evidence outweighed the positive evidence. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance increased by $14.6 million for the year ended December 31, 2020 from $48.5 million to $63.1 million.

As of December 31, 2020 and 2019, the Company had net operating loss carryforwards for federal tax purposes of approximately $208.9 million and $173.5 million and $98.5 million and $68.6 million for state income tax purposes, respectively, which may be used to offset future taxable income. The net operating loss carryforwards for federal tax purposes will begin to expire in 2032 and the net operating loss carryforwards for state tax purposes will begin to expire in 2021. The net operating loss with an unlimited carryforward period is $106 million for federal tax purposes and $14.8 million for state tax purposes. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined in current income tax regulations.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	2020	2019
Tax computed at federal statutory rate	$(11,224)	$(21,677)
State tax, net of federal tax benefit	(2,070)	(1,475)
Other	486	515
Loss on disposition	—	1,049
Compensation	(972)	6,507
Debt transactions	(824)	2,145
Enacted tax rate changes	(159)	(119)
Return to provision	(502)	(991)
Valuation allowance	13,574	14,142
Total provision (benefit) for income taxes	$(1,691)	$96

The U.S. federal statutory tax rate is 21%, while the Company’s effective tax rate for 2020 was 3.2% and 2019 was -0.1%. The difference is due primarily to the tax benefit of pre-tax book losses being offset by valuation allowance. The Company also recorded a deferred tax benefit, resulting from the release of a portion of the valuation allowance due to deferred tax liabilities created by certain current year acquisitions.

The Company files federal and state tax returns. The Company is subject to income tax examinations by federal and various state tax authorities for years beginning in 2017 and 2015, based on the respective statutes of limitations. Further, to the extent allowed by law, the taxing authorities may have the right to examine prior originating periods due to the existence of net operating loss and tax credit carryforwards in the years that they are utilized.

The Company had no unrecognized uncertain tax positions as of December 31, 2020 and 2019.

10.   401(k) Savings Plan

Effective November 1, 2014, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board. As of December 31, 2020 the Company had not made contributions to the plan since its inception.

11.   Business Combinations and Disposals

During 2020 and 2019, the Company completed several business combination transactions. The purpose of each of the acquisitions were to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The aggregate transaction costs associated with these transactions were $247 and $123 during 2020 and 2019, respectively, and are included in general and administrative expenses on the consolidated statements of operations. The results of operations for each acquisition are included in the Company’s consolidated financial statements from the date of acquisition onwards.

2020 Acquisitions and Disposals

The acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The primary areas that

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, legal and other contingencies as of the acquisition date, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Pro forma results of operations have not been presented because the effects of 2020 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the year ended December 31, 2020:

	Weighted Average Useful Life (in years)	July 23, 2020 Acquisition	December 31, 2020 Acquisition	Other Acquisitions	Total
Purchase consideration:
Cash		$2,000	$6,003	$325	$8,328
Issuance of common stock		1,790	4,711	358	6,859
Deferred acquisition consideration		—	—	80	80
Notes payable		—	—	607	607
Contingent consideration		—	1,749	—	1,749
Total purchase consideration:		$3,790	$12,463	$1,370	$17,623
Assets:
Cash and cash equivalents		$382	$119	$36	$537
Current assets		554	212	7	773
Property and equipment		212	44	2	258
Intangible assets:
Customer relationships	5.0	740	2,400	—	3,140
Acquired technology	9.0	470	3,700	300	4,470
Trademarks and tradenames	13.0	670	600	240	1,510
Non-competition agreements	2.0	70	155	—	225
Goodwill		1,576	7,242	1,358	10,176
Total assets acquired		4,674	14,472	1,943	21,089
Current liabilities		(884)	(322)	(527)	(1,733)
Deferred tax liabilities, net		—	(1,687)	(46)	(1,733)
Net assets acquired		$3,790	$12,463	$1,370	$17,623

July 23, 2020 Acquisition

On July 23, 2020, the Company acquired a moving services technology company. The purpose of the acquisition was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. We expect $1,576 of acquired goodwill to be deductible for income tax purposes.

December 31, 2020 Acquisition

On December 31, 2020, the Company acquired iRoofing LLC, a roofing software company. The purpose of the acquisition was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. As part of the consideration, 300,000 shares of commons stock issued have a guarantee of $20.00 per share. The contingent consideration would equal approximately 123,000 additional shares of common stock at the time of the acquisition. The goodwill associated with the acquisition is not expected to be deductible for income tax purposes.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Other Acquisitions

In the third quarter of 2020, the Company completed two other acquisitions that are not material to the consolidated financial statements. The purpose of these acquisitions was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. The transaction costs associated with this acquisition were trivial. We expect $222 of acquired goodwill for one of the acquisitions to be deductible for income tax purposes. The goodwill associated with another acquisition is not expected to be deductible for income tax purposes.

2020 Disposal

On May 29, 2020, the Company disposed of the Serviz business. At the same time, the Company entered into a revenue transaction with the buyer of Serviz that will be satisfied over a one-year service period. In consideration for both the Serviz business and the revenue transaction, the Company received $5,000 in cash and the buyer cancelled the Company’s convertible promissory note which was recorded under the FVO and had a fair value at the time of the transaction of $2,724. The consideration allocated to the revenue transaction based on the fair value of services to be delivered is $5,000. The remainder of the consideration, was determined to be consideration for Serviz. Serviz had net assets of approximately $1,282. The Company recorded a gain of $1,442 included in the gain on divestiture of businesses in the consolidated statements of operations for the year ended December 31, 2020.

2019 Acquisitions and Disposals

The Company acquired a business that connects new homebuyers to utility companies, for aggregate consideration of $479 which included definite-lived intangible assets of $340, net liabilities of $830 and goodwill of $969. The purpose of the acquisition was to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The transaction costs associated with this acquisition were $123 and are included in general and administrative expenses on the consolidated statements of operations. The acquisition was not material to the consolidated financial statements.

The Company divested of a company and as a part of the transaction, received 23,488 shares of Porch’s common stock. The Company recorded a $4,508 loss upon disposal in loss on divestiture of businesses in the consolidated statements of operations for the year ended December 31, 2019.

12.   Commitments and Contingencies

Leases

The Company leases its facilities under non-cancelable operating leases, some of which contain rent holidays and escalation provisions.

Rent expense is recognized on the straight-line method over the term of the lease. The difference between rent expense (which includes the impact of rent holidays and escalation provisions) and rent paid is recorded as deferred rent, the current portion of which is included in other current liabilities and the long-term portion in other liabilities in the Company’s consolidated balance sheets.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Minimum commitments under noncancelable operating lease agreements as of December 31, 2020, are as follows:

Lease
Payments
2021	$1,333
2022	821
2023	315
2024	—
2025	—
Thereafter	—
$2,469

Rent expense was approximately $1,700 and $1,800 during the years ended December 31, 2020 and 2019, respectively.

Purchase Commitments

As of December 31, 2020, the Company had non-cancelable purchase commitments, primarily for data purchases, as follows:

2021	$3,742
2022	3,514
2023	3,514
2024	—
2025	—
$10,770

Litigation

From time to time the Company is or may become subject to various legal proceedings arising in the ordinary course of business, including proceedings initiated by users, other entities, or regulatory bodies. Estimated liabilities are recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many instances, the Company is unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from a matter may differ from the amount of estimated liabilities the Company has recorded in the financial statements covering these matters. The Company reviews its estimates periodically and makes adjustments to reflect negotiations, estimated settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

Cases under Telephone Consumer Protection Act

Porch and an acquired entity, GoSmith.com, are party to 14 legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 (“TCPA”). Some of these actions allege related state law claims. Most of the proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States and have been consolidated in the United States District Court for the Western District of Washington, where Porch resides. A related action brought by the same plaintiffs’ law firm was dismissed with prejudice and is on appeal before the Ninth Circuit Court of Appeals.

These actions are at an early stage in the litigation process. It is not possible to determine the likelihood of an unfavorable outcome of these disputes, although it is reasonably possible that the outcome of these actions may be

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

unfavorable. Further, it is not possible to estimate the range or amount of potential loss (if the outcome should be unfavorable). Porch intends to contest these cases vigorously.

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed a complaint against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. This action is at an early stage in the litigation process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Porch is unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable). Porch intends to contest this case vigorously.

Putative Wage and Hours Class Action Proceeding.

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Legacy Porch in the State of California during the relevant time period. This action is at an early stage in the litigation process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Porch is unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable), however the parties have agreed to explore resolution by way of a private non-binding mediation in the summer or fall of 2021. Porch intends to contest this case vigorously.

13.   Related Parties

In July 2020, the CEO and founder, entered into an agreement with another significant shareholder, that provides, upon consummation of the PTAC Merger Agreement, for a payment of $3,214 in cash and 950,000 of Porch Group, Inc. stock from the CEO to the other significant shareholder in connection with the Merger Agreement including the conversion of preferred stock to common stock. This transfer of $17,284 in consideration was accounted for as a deemed capital contribution from the CEO and founder to the Company and induced conversion of preferred stock into common stock immediately prior to the close of the PTAC Merger Agreement. The total consideration transferred increase total net loss in determining net loss available to common shareholders by $17,284.

In 2019, the CEO and founder of the Company purchased convertible promissory notes with an aggregate original principal balance of $1,000.

In 2019, the Company sold a direct-to-customer security services business to a related party as one of its divestitures as it focused the business operations on its core vertical software strategy. See Note 11.

In 2019, the Company entered into an acquisition deferral agreement with the former owner of a business previously acquired by the Company on March 14, 2017. The existing agreement provided for payments of $931 on December 31, 2018, and $232 quarterly from June 14, 2019 through March 14, 2020. The amended payment schedule provides for monthly installments of at least $100, as determined by the agreement, beginning in June 2019 and the balance shall be paid in full by December 31, 2021.

In 2019, convertible promissory notes having an aggregate original principal balance of $16,600 and accrued interest of $641 converted into 1,173,473 shares of Series B redeemable convertible preferred stock and warrants to purchase 70,408 shares of Series B redeemable convertible preferred stock. An existing investor affiliated with a

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

member of the Board participated in this equity conversion and received 354,268 shares of Series B redeemable convertible preferred stock and warrants to purchase 21,256 shares of Series B redeemable convertible preferred stock. See Note 7.

An immediate family member of the Company’s CEO and founder is a partner of a law firm retained by the Company. The Company purchased services from this law firm in the amounts of approximately $2,873 and $862 during the years ended December 31, 2020 and 2019, respectively. The amounts due to this law firm were $0 and $2,693 as of December 31, 2020 and 2019, respectively. The law firm received 21,256 shares of Series B Preferred and warrants to purchase 2,042 shares of Series B Preferred in 2018, which reduced the payable due to this firm by $500.

14.   Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. It has been retrospectively adjusted for all periods prior to the reverse capitalization. The retroactive adjustment is based on the same number of weighted average shares outstanding in each historical period.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock units, restricted stock awards, convertible notes, earnout shares and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the years ended December 31, 2020 and 2019:

	2020	2019
Numerator:
Net loss	$(51,609)	$(103,319)
Induced conversion of preferred stock	(17,284)	—
Net loss attributable to common stockholders	$(68,893)	$(103,319)

Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	36,344,234	31,170,351
Net loss attributable per share to common stockholders:
Basic and diluted	$(1.90)	$(3.31)

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	2020	2019
Stock options	6,414,611	7,428,682
Restricted stock units and awards	2,581,902	495,633
Public and private warrants	14,325,000	3,060,530
Earnout shares	6,150,000	—
Convertible debt	—	1,734,264

See Note 7 for additional information regarding the terms of warrants. See Note 8 for additional information regarding stock options and restricted stock units and awards.

15.   Subsequent Events

(a)	In January 2021, the Company entered into an amendment (the “Runway Amendment”) to the Loan and Security Agreement, dated as of July 22, 2020 (as amended, the “Runway Loan Agreement”), with Runway Growth Credit Fund, Inc., as agent for a syndicate of lenders. Among other things, the Runway Amendment includes a commitment for a supplemental term loan in the aggregate amount of up to $10 million, reduces the interest rate payable on borrowed amounts, reduces certain financial covenants related to minimum revenue and amended the maturity date to December 15, 2024.
(b)	In January 2021, the Company entered into an amendment of the purchase agreement with the selling members of Hire-a-Helper, LLC that was acquired in November 2018. Under this amendment, the selling members consented to satisfy the contingent consideration for approximately $2 million.
(c)	In January 2021, the Company announced several acquisitions. On January 12, 2021, the Company acquired DataMentors Holdings, LLC d/b/a V12 Data (“V12 Data”), a leading software, data and analytics platform with a focus on household and mover insights, data management and marketing activation, in a cash transaction for a total purchase price of approximately $22 million payable at closing, subject to customary adjustments, plus up to $6 million of contingent purchase price payments based upon the financial performance of V12 Data during the 2021 and 2022 calendar years. In addition, the Company has agreed to provide a retention pool under the 2020 Plan of up to 100,000 shares of restricted Common Stock to retain key employees of V12 Data and contingent compensation (subject to the achievement of certain post-closing milestones) of up to an additional $6 million in cash or shares of Common Stock (at the Company’s election) to certain key employees of V12 Data. The V12 Data acquisition is expected to provide Porch with full-spectrum, enterprise-grade capabilities to capture the unique-to-the-market pre-mover marketing opportunity.

Additionally, on January 13, 2021, the Company entered into a definitive agreement to acquire Homeowners of America Holding Corporation (“HOA”), a leading property and casualty insurance company focused on products in the residential homeowner space, in a cash and stock transaction with consideration consisting of (i) $100,000, as adjusted in accordance with the terms of the definitive agreement, of which up to $25,000 may be payable in Common Stock at the election of the Company, (ii) 500,000 additional shares of Common Stock subject to the trading price of Common Stock exceeding $22.50 for twenty (20) out of thirty (30) consecutive trading days in the two (2) year period following the consummation of the HOA acquisition and (iii) a retention pool under the 2020 Porch Group, Inc. Stock Incentive Plan (the “2020 Plan”) of shares of restricted Common Stock in an amount equal to $510 and up to 100,000 options for acquisition of Common Stock to retain key employees of HOA, in each case upon the terms and subject to the conditions of the definitive agreement. The HOA acquisition is subject to state insurance regulatory approval and customary closing conditions. The HOA

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

acquisition is expected to close in the second quarter of 2021. HOA is a managing general agent (“MGA”) and carrier hybrid with a strong reinsurance strategy that currently operates in six states. The HOA acquisition is expected to enable Porch to offer its own line of homeowner’s insurance alongside its existing insurance agency which partners with many other top carriers and provide consumers with flexibility and choice.

Additionally, in January 2021, the Company purchased a smaller home inspection company. This acquisition is not material to the Company’s financial statements.

(d)	During March 2021, holders of public warrants described in Note 7, exercised their warrants to acquire 7,846,757 shares of common stock at a price of $11.50 per share, resulting in cash proceeds of $90.2 million.

Porch provided notification to the holders of warrants the Company’s intent to exercise its contractual right to redeem the warrants. It is expected that the holders will choose to exercise their warrants rather than have them redeemed. This is expected to result in approximately $9 million in additional cash proceeds in April 2021. If all of the 5.7 million private warrants are voluntarily exercised for cash, additional cash proceeds of up to $66 million may be received in April 2021.

(e)	During March 2021, 1,716,666 restricted earnout shares were fully vested, as the market condition for vesting was fully satisfied as a result of the Company’s stock price and trading activity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Merger on December 23, 2020. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of internal controls over financial reporting for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

In connection with the audit of our financial statements for the year ended December 31, 2020, management had identified a material weakness in our internal controls. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness in our internal control over financial reporting for the year ended and as of December 31, 2020 was as follows:

We do not have sufficient, qualified personnel to prepare and review complex technical accounting issues and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines to support the current size and complexity (e.g., acquisitions, divestitures and financings) of the Company.

Our remediation efforts for these material weaknesses have included the following:

●	we hired a new Chief Financial Officer in June 2020 and our new Controller will be joining us in April 2021; both are experienced finance and accounting professionals for public companies;

●	we recruited additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources; and
●	we have been and continue designing and implementing additional automation and integration in our financially significant systems.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. See the section titled “Risk Factors — We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item of Form 10-K will be included in our Proxy Statement (the "Proxy Statement") to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

1.Financial Statements (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report);

2.The exhibits listed in the “Exhibit Index” attached to this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description

2.1+

Agreement and Plan of Merger, dated as of July 30, 2020, by and among the Company, PTAC, Merger Sub, and Joe Hanauer, in his capacity as the representative of all Pre-Closing Holders (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on July 31, 2020).

2.2

First Amendment to the Agreement and Plan of Merger, dated as of October 12, 2020, by and among the Company, PTAC and Merger Sub (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on October 14, 2020).

2.3+

Agreement and Plan of Merger, dated as of January 13, 2021, by and among Homeowners of America Holding Corporation, Porch Group, Inc., HPAC, Inc. and HOA Securityholder Representative, LLC, solely in its capacity as the Securityholder Representative (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 14, 2021).

2.4+

Membership Interest Purchase Agreement, dated as of January 12, 2021, by and among Porch.com, Inc., Datamentors Intermediate, LLC and Datamentors, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 14, 2021).

3.1

Second Amended and Restated Certificate of Incorporation of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 29, 2020).

3.2	Amended and Restated By-Laws of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 29, 2020).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).
4.3

Warrant Agreement, dated November 21, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on November 26, 2019).

4.4*	Description of Securities.
10.1

Form of Subscription Agreement, dated as of July 30, 2020, by and between the Company and the Subscriber party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on July 31, 2020).

10.2

Form of Amendment No. 1 to Subscription Agreement, dated as of October 12, 2020, by and between the Company and the Subscriber party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on October 14, 2020).

10.3#

Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

10.4

Amended and Restated Registration Rights Agreement, dated December 23, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

10.5#

Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Annex E to the Company’s definitive proxy statement/consent solicitation statement/prospectus (File No. 333-249468), filed with the SEC on December 3, 2020).

10.6#

Letter Agreement, dated November 8, 2013, by and between Porch.com, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.9 of the Company’s Form S-4 (File No. 333-249468), filed with the SEC on October 14, 2020).

10.7#

Retention Agreement, dated February 20, 2018, by and between Porch.com, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

10.8

Loan and Security Agreement, dated as of July 22, 2020, by and among Porch.com, Inc., the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Runway Growth Credit Fund, Inc., as administrative agent and collateral agent for such lenders. (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-252120), filed with the SEC on January 15, 2021).

10.9

First Amendment to Loan and Security Agreement, dated as of July 30, 2020, by and among Porch.com, Inc., the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Runway Growth Credit Fund, Inc., as administrative agent and collateral agent for such lenders. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-252120), filed with the SEC on January 15, 2021).

10.10

Second Amendment to Loan and Security Agreement, dated as of January 13, 2021, by and among Porch.com, Inc., the other borrowers party thereto, Porch Group, Inc. and the other guarantors party thereto, the lenders party thereto and Runway Growth Credit Fund, Inc., as administrative agent and collateral agent for such lenders (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 14, 2021).

16.1

Letter from WithumSmith+Brown, PC to the SEC, dated December 30, 2020 (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
101*

The following financial information from the Annual Report on Form 10-K of PORCH GROUP, INC. for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2020 and 2019; (2) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (3) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (4) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (5) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (6) Notes to Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL).
*	Filed with this Annual Report on Form 10-K.
+	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

PORCH GROUP, INC.

By:	/s/ Matthew Ehrlichman
Matthew Ehrlichman
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2021 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/ s/ Matthew Ehrlichman	Chief Executive Officer
Matthew Ehrlichman	(principal executive officer) and Chairman

/s/ Marty Heimbigner	Chief Financial Officer
Marty Heimbigner	(principal financial and accounting officer)

/s/ Thomas D. Hennessy
Thomas D. Hennessy	Director

/s/ Alan Pickerill
Alan Pickerill	Director

/s/ Javier Saade
Javier Saade	Director

/s/ Asha Sharma
Asha Sharma	Director

/s/ Chris Terrill
Chris Terrill	Director

/s/ Regi Vengalil
Regi Vengalil	Director

/s/ Margaret Whelan
Margaret Whelan	Director