Form 10-K/A
period 2020-12-31
Porch Group, Inc.
filed 2021-05-19
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement filed on April 29, 2021 with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2021 Annual Meeting of Stockholders to be held on June 9, 2021.

EXPLANATORY NOTE RELATED TO THE RESTATEMENT

This Amendment No. 1 to Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends the Porch Group, Inc. (“Porch” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 by the Company (the “Original Filing”). This Amendment restates the Company's previously issued consolidated financial statements as of and for the year ended December 31, 2020. See Note 1, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. This Form 10-K/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting a number of financial reporting considerations for Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement highlighted potential accounting implications of certain terms that are common in warrants issued in connection with initial public offerings of SPACs. The SEC Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period

Upon completion of the Merger with PTAC on December 23, 2020, the Company assumed 8,625,000 public warrants and 5,700,000 private warrants to purchase an aggregate 14,325,000 shares of common stock, which were outstanding as of December 31, 2020. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The private warrants are identical to the public warrants, except that the private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. In light of the SEC Staff Statement, the Company reevaluated the accounting treatment of the Public Warrants and Private Warrants, which had been classified as equity on the consolidated balance sheet as of December 31, 2020. The Company determined that the Public Warrants did not contain these provisions and were otherwise appropriately classified as equity. However, the Private Warrant agreements provided for an alternative settlement structure dependent upon the characteristic of being an eligible Private Warrant holder. As the characteristics of a warrant holder are not inputs into the pricing of a fixed-for-fixed option on equity shares, such provision precludes the Private Warrants from being classified in equity, and thus the Private Warrants should be classified as a liability in accordance with Accounting Standards Codification (“ASC”) 815.

Accordingly, on May 13, 2021, the Audit Committee of the Board of Directors of the Company, after considering the recommendations of management, concluded that the Original Filing should not be relied upon due to the misclassified Private Warrants. With this Amendment, the Private Warrants are now appropriately classified as a liability measured at fair value on the Company’s consolidated balance sheet as of December 31, 2020, and the change in fair value of such liability in each period is presented as a gain or loss in the Company’s consolidated statements of operations.

Effect of Restatement and Revisions

As described above, the Private Warrants should be accounted for as liabilities measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period. As a result, we are including in this Amendment No. 1 restated consolidated financial statements as of and for the year ended December 31, 2020. The change in the accounting treatment for the Private Warrants along with the correction of certain other previously identified immaterial errors and the resulting restatement and revision of our consolidated financial statements resulted in an increase in total liabilities of approximately $31.9 million and a decrease of approximately $29.7 million in additional paid-in capital in our Consolidated Balance Sheet as of December 31, 2020, and a decrease in revenue of approximately $0.9 million and an increase in other expenses, net of approximately $1.5 million in our Consolidated Statements of Operations for the year ended December 31, 2020. Additionally, due to the change in accounting treatment for Private Warrants, when presenting diluted earnings (loss) per share the Private Warrants were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principles (“GAAP”), which resulted in an increase to our diluted loss per share.

The restatement of the consolidated financial statements had no impact on our liquidity or cash position as of December 31, 2020. An explanation of the impact of the restatement on our consolidated financial statements is contained in “Note 1—Restatement of Previously Issued Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Amendment No. 1.

As all material restatement information will be included in this Amendment No. 1, investors and others should rely only on the financial information and other disclosures regarding the periods described above in this Amendment No. 1 and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the year ended December 31, 2020.

Internal Control Considerations

As described within Part II, Item 9A. Controls and Procedures of the Original Filing, management had identified a material weakness in our internal control over financial reporting as of December 31, 2020 stemming from the previously existing internal control processes not being comprehensive enough to mitigate the risks related to the operations of the consolidated entity post-Merger.

In conjunction with the restatement, management has concluded that the Company’s lack of processes and resources to identify and evaluate the appropriate treatment of complex securities, such as warrants, represents a second material weakness in internal control over financial reporting. Refer to Part II, Item 9A. Controls and Procedures in this amended Annual Report for additional information regarding management’s considerations.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Filing, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A. Controls and Procedures

This Amendment speaks as of the filing date of the Original 10-K Filing and does not reflect events occurring after the filing date of the Original 10-K Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

●	Our brands and businesses operate in an especially competitive and evolving industry.
●	We rely on our ability to reach homebuyers earlier than our competitors via proprietary relationships with home services companies and other commercial partners. Our competitors could find ways to reach homebuyers earlier than us.
●	We rely on strategic relationships with third parties to provide us with personal information.
●	Our future growth is dependent in part on increasing the revenue we generate from homebuyers and consumers we serve through the sale of related services. We may not succeed in these efforts.
●	We rely on our ability to retain home services companies who use our software and services and our retention rates could be impacted if we are not able to sustain our competitive advantages related to our value proposition.
●	If the market for SaaS software applications develops more slowly than we expect or declines, our business would be adversely affected.

●	Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices.
●	Our success will depend, in substantial part, on the continued migration of the home services market online.
●	Litigation and regulatory actions could distract management, increase our expenses or subject us to material money damages and other remedies.
●	Our insurance business is subject to state governmental regulation, which could limit the growth of our insurance business and impose additional costs on us.
●	We face a variety of risks through our expansion into the insurance business.
●	The business of Elite Insurance Group is commission-based and depends on our relationships with insurance providers with no long-term contractual commitments.
●	Our business may also be adversely affected by downturns in the home, auto, flood and umbrella insurance industries.
●	Insurance commission revenue recognition and changes within our insurance business may create a fluctuation of our business results and expose us to additional risks.
●	Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.
●	Our brands and businesses are sensitive to general economic events or trends, particularly those that adversely impact consumer confidence and spending behavior.
●	Our success will depend, in part, on our ability to maintain and/or enhance our various brands.
●	We face risks related to the number of service providers available to consumers on our platform.
●	If we are unable to deliver effective customer service, it could harm our relationships with our existing home services companies, consumers, service providers and commercial partners and adversely affect our ability to attract new home services companies, consumers, service providers and commercial partners.
●	We may face negative consequences from the actions and omissions of our service providers, and our terms and conditions may not adequately protect us from claims.
●	Our marketing efforts are subject to a variety of federal and state regulations.
●	Our moving services business is subject to state regulations and certain state regulatory structures do not address our business model for moving services. Compliance with required licensure and other regulatory requirements could be costly and any inability to comply could harm our business.
●	Our primary operating subsidiary may not be qualified to do business in all jurisdictions in which we have sufficient nexus of operations to require qualification.
●	The global outbreak of COVID-19 and other similar outbreaks has adversely affected our business, financial condition and results of operations.
●	Our success depends, in part, on our ability to access, collect and permissibly use personal data about consumers.
●	If personal, confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
●	The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
●	We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations and financial condition.
●	We may experience risks related to acquisitions, including the HOA acquisition.
●	The HOA acquisition is subject to closing conditions, including certain conditions that may not be satisfied, and it may not be completed on a timely basis, or at all. Failure to complete the HOA acquisition could have material and adverse effects on us.
●	The Company’s stock price may change significantly following the Merger and you could lose all or part of your investment as a result.
●	Future sales, or the perception of future sales, by the Company or its stockholders in the public market following the merger could cause the market price for the Company’s common stock to decline.
●	The Private Warrants are accounted for as liabilities and the changes to their value could have a material effect on our financial results.
●	Warrants for our common stock have become exercisable, and we have called for redemption of our Public Warrants, which will likely result in significant near-term warrant exercises and dilution to our existing stockholders.

●	Our outstanding loan under the Paycheck Protection Program may not be forgiven, which could adversely affect our financial condition or otherwise subject us to significant legal and reputational costs.
●	The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

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

Risks Relating to Financial Reporting and Results of Operations

Our Private Warrants are accounted for as liabilities and the changes in their value could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. After considering the SEC Statement, we re-evaluated its historical accounting for the Warrants and we concluded that the Private Warrants do not meet the conditions to be classified within equity under the SEC Statement and should be presented as a liability measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within the Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Private Warrants each reporting period and that the amount of such gains or losses could be material.

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

In connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2019 and 2020, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is due to our lack of sufficient, qualified personnel to prepare and review complex technical accounting issues and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines to support the current size and complexity (e.g., acquisitions, divestitures and financings) of the Company.

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

Additionally, following the issuance of the SEC Statement, and after consultation with our independent registered public accounting firm, and our management team, the Company’s Audit Committee concluded that, in light of the SEC Statement, it was appropriate to restate our Original Financial Statements. As part of such process, we identified a material weakness in our internal controls over financial reporting, solely related to our accounting for the Private Warrants.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that we will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our common stock. In addition, the material weaknesses and our failure to remediate them could result in litigation or regulatory actions by the SEC or other regulatory authorities or other disputes involving federal and state securities laws, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

We have experienced net losses in each year since our inception. We incurred operating losses of $42.2 million and

$88.1 million in the years ended December 31, 2020 (as restated) and 2019, respectively, and as of December 31, 2020, we had an accumulated deficit (as restated) of $317.5 million. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability, and even if we do, we may not be able to maintain or increase profitability. While we are undertaking efforts that we believe will increase our revenue, these efforts may not be sufficiently successful in order to offset these expenses. Many of our efforts to generate additional revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. Our recent growth in revenue and number of home services companies, consumers, service providers and commercial partners may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

As of December 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $209.5 million and $99.0 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2019 will begin to expire in 2032, and the state net operating loss carryforward amounts will begin to expire in 2021. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three (3) year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may have experienced ownership changes because of shifts in our stock ownership or may experience them in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Outstanding Public Warrants to purchase an aggregate of 14,325,000 shares of our common stock became exercisable as of 30 days after the completion of the Merger. Each warrant entitles the holder thereof to purchase one (1) share of our common stock at a price of $11.50 per whole share, subject to adjustment. Public Warrants may be exercised only for a whole number of shares of common stock. In addition, on March 17, 2021, the Company delivered notice to holders of Public Warrants issued in connection with PTAC’s initial public offering that such warrants will be redeemed for $0.01 per warrant on April 16, 2021 pursuant to the Company’s warrant agreement. Private Warrants that are held by PTAC founders and their “Permitted Transferees” (as defined in the Company’s warrant agreement) are not redeemable. Holders of our Public Warrants may exercise their warrants for cash at any time prior to 5:00 p.m. Eastern time on such redemption date. We anticipate that substantially all of our outstanding Public Warrants will be exercised for cash prior to 5:00 p.m. Eastern time on the April 16, 2021 redemption date, which will likely result in significant near-term dilution to our existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market (or the perception that such sales may occur in the near future) could adversely affect the market price of our common stock.

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

Putative Wage and Hours Class Action Proceeding. A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Legacy Porch in the State of California during the relevant time period. This action is at an early stage in the litigation process. This action is at an early stage in the litigation process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Porch is unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable), however the parties have agreed to explore resolution by way of a private non-binding mediation in the summer or fall of 2021. Porch intends to contest this case vigorously In addition, in the ordinary course of business, Porch and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither Porch nor any of its subsidiaries is currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 1 to our financial statements included in Item 8 of Part II of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

●	Average Number of Companies in Quarter — Porch provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance and moving. Porch’s customers include home services companies, such as home inspectors, for whom Porch provides software and services and who provide introductions to homebuyers and homeowners. Porch tracks the average number of home services companies from which it generates revenue each quarter in order to measure our ability to attract, retain and grow our relationships with home services companies. Management defines average companies in a quarter as the number of home services companies across all of Porch’s home services verticals that (i) had revenue contracts with us and (ii) generated revenue each month, averaged across a quarterly period.
●	Average Revenue per Account per Month — Management views Porch’s ability to increase revenue generated from existing customers as a key component of Porch’s growth strategy. Average revenue per account per month in quarter is defined as the average revenue per month generated across all our home services company customer accounts in a quarterly period. Average Revenue per Account per Month in Quarter are derived from all customers and total revenue; not only customers and revenues associated with Porch’s referral network,

The following table summarizes our average companies in quarter and average revenue per account per month for each of the quarterly periods indicated:

	2018	2018	2018	2018	2019	2019	2019	2019	2020	2020	2020	2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Average Companies in Quarter	7,995	8,520	9,142	9,627	10,199	10,470	10,699	10,972	10,903	10,523	10,792	11,157
Average Revenue per Account per Month in Quarter	$339	$369	$344	$325	$305	$468	$552	$450	$484	$556	$664	$556

●	Number of Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs. Porch tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure to measure

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
●	Average Revenue per Monetized Service — Management believes that shifting the mix of services delivered to homebuyers and home owners toward higher revenue services is a key component of Porch’s growth strategy. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services divided by three months.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2018	2018	2018	2018	2019	2019	2019	2019	2020	2020	2020	2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Monetized Services in Quarter	159,824	193,114	188,502	184,645	185,378	205,887	211,190	172,862	152,165	181,520	198,165	169,949
Revenue per Monetized Service in Quarter	$42	$41	$42	$44	$43	$63	$76	$78	$93	$86	$97	$98

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

While the legal acquirer in the merger agreement was PTAC, for financial accounting and reporting purposes under generally accepted accounting principles in the United States (“GAAP”), Porch was the accounting acquirer and the merger was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Porch in many respects. Under this method of accounting, PTAC was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Porch was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Porch (i.e., a capital transaction involving the issuance of stock by PTAC for the stock of Porch). Accordingly, the consolidated assets, liabilities and results of operations of the pre-merger Porch entity became the historical financial statements of Porch Group, Inc., and PTAC’s assets, liabilities and results of operations were consolidated with Porch beginning on the acquisition date. Operations prior to the closing of the merger are presented as those of Porch. The net assets of PTAC were recognized at historical, with no goodwill or other intangible assets recorded. The most significant change in Porch’s reported financial position and results is a net increase in cash of approximately $269 million from the recapitalization.

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

Critical Accounting Policies and Estimates

The preparation of Porch’s consolidated financial statements in conformity with GAAP requires Porch’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Porch consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to: estimated variable consideration for services transferred, depreciable lives for property and equipment, acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, and estimates of fair value of debt and warrant liabilities, contingent consideration, and common stock. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the Porch’s consolidated financial statements.

At least quarterly, we evaluate our estimates and assumptions and make changes accordingly. For information on our significant accounting policies, see Note 1A to our accompanying consolidated financial statements.

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

Business Combinations

The Company has engaged in mergers and acquisitions and intends to continue to make acquisitions a significant part of our growth strategy. The Company made acquisitions with cash and non-cash consideration totaling $0.5 million in 2019 and $17.6 million in 2020. The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The accounting estimates associated with acquisitions are complex due to judgements and assumptions involved in determining (1) the total consideration paid because we have used cash, stock and earnouts and (2) the value of assets acquired and liabilities assumed. The Company allocates the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents an obligation of the Company to make additional payments or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

Warrant Liabilities

Accounting for warrants as either equity-classified or liability classified instruments is a critical accounting policy due to the complexity of the assessment of the warrant’s specific terms required by the authoritative guidance and the estimates utilized used in the valuation model to determine the fair value at each reporting date. For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as a liability at their initial fair value, and then are remeasured for significant transactions and as of each balance sheet date thereafter. Changes in the estimated fair value of the liability for warrants are recognized as a non-cash gain or loss on the statement of operations for period in which the change occurred. The fair value of the Private Warrants is estimated at period-end using a Black-Scholes valuation model. The use of the Black-Scholes model requires significant estimates including the determination of volatility. Our Public Warrants meet the criteria for equity classification and accordingly, are reported as component of shareholders’ equity while our Private Warrants do not meet the criteria for equity classification and are thus classified as a liability.

Results of Operations

Comparison of Fiscal Year Ended December 31, 2020 to Fiscal Year Ended December 31, 2019

The net loss in 2020 (as restated) of $54.0 million compared with the net loss in 2019 of $103.3 million was impacted by a large, one-time stock-based compensation charge of $33.2 million related to the Company’s CEO 2019 secondary stock sale transaction, 2019 losses on the remeasurement or extinguishment of debt and warrants that totaled $9.0 million, and a $5.0 million gain on a divestiture of a businesses in 2019.

The following table sets forth our historical operating results for the periods indicated, with fiscal year 2019 incorporating operating results of since-divested businesses:

	Year ended
	December 31,		$	%
	2020
	(as restated)	2019	Change	Change

	(dollar amounts in thousands, except share and per share data)
Revenue	$72,299	$77,595	$(5,296)	(7)%
Operating expenses:
Cost of revenue	17,562	21,500	(3,938)	(18)%
Selling and marketing	41,665	56,220	(14,555)	(26)%
Product and technology	28,546	30,992	(2,446)	(8)%
General and administrative	28,199	52,011	(23,812)	(46)%
Loss (gain) on divestiture of business	(1,442)	4,994	(6,436)	(129)%
Total operating expenses	114,530	165,717	(51,187)	(31)%
Operating loss	(42,231)	(88,122)	45,891	(52)%
Other expense:
Interest expense	(14,734)	(7,134)	(7,600)	107%
Other expense, net	1,244	(7,967)	9,211	(116)%
Total other expense, net	(13,490)	(15,101)	1,611	(11)%
Loss before income taxes	(55,721)	(103,223)	47,502	(46)%
Income tax (benefit) expense	(1,689)	96	NM	NM
Net loss	$(54,032)	$(103,319)	$49,287	(48)%
Induced conversion of preferred stock	(17,284)	—	NM	NM
Net loss attributable to common stockholders	$(71,316)	$(103,319)	$32,003	(31)%

Net loss attributable per share to common stockholders:
Basic	$(1.96)	$(3.31)	$1.35	—%
Diluted	$(2.03)	$(3.31)	$1.29	—%
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	36,344,234	31,170,351	5,173,882	17%
Diluted	36,374,215	31,170,351	5,203,863	17%

NM — percentage calculated is not meaningful.

Revenue

Total revenue decreased by $5.3 million, or 7% from $77.6 million in the year ended December 31, 2019 to $72.3 million in the year ended December 31, 2020 (as restated). Revenue decreased by $17.7 million due to divested Porch businesses, offset by increase in revenue in 2020 (as restated) primarily driven by the growth in our moving services and insurance businesses, which contributed $13.8 million of the revenue increase in 2020 (as restated). As Porch has grown the number of companies that use our software and services, we have been able to grow our B2B2C (“Business to

Business to Consumer”) and move related services revenues. This includes revenues related to moving, insurance, TV/Internet connections, and security.

Cost of Revenue

Cost of revenue decreased by $3.9 million, or 18% from $21.5 million in the year ended December 31, 2019 to $17.6 million in the year ended December 31, 2020 (as restated). The decrease in the cost of revenue was mostly attributable to a $5.9 million of costs related to divested businesses, offset by growth in moving services. As a percentage of revenue, cost of revenue represented 24% of revenue in 2020 (as restated) compared to 28% in 2019.

Selling and marketing

Selling and marketing expenses decreased by $14.5 million, or 26% from $56.2 million in the year ended December 31, 2019 to $41.7 million in the year ended December 31, 2020 (as restated). The decrease is due to $6.8 million related to divested businesses, $7.6 million mainly related to savings in third party data leads and marketing costs. The spend on data leads was optimized by focusing on the most productive lead sources that reduced overall spend and generated higher revenue. As a percentage of revenue, selling and marketing expenses represented 58% of revenue in 2020 (as restated) compared with 73% in 2019 due to the economies of scale.

Product and technology

Product and technology expenses decreased by $2.5 million, or 8% from $31 million in the year ended December 31, 2019 to $28.5 million in the year ended December 31, 2020 (as restated). The $2.7 million decrease is due to divested businesses of $3.1 million, offset by growth in our moving group. As a percentage of revenue, product and technology expenses represented 39% of revenue in 2020 (as restated) compared with 40% in 2019.

General and administrative

General and administrative expenses decreased by $23.8 million, or 46% from $52 million in the year ended December 31, 2019 to $28.2 million in the year ended December 31, 2020 (as restated). primarily due to a significantly higher stock-based compensation charge related to the 2019 secondary market transaction as indicated in the table below, offset by higher stock-based compensation related to employee awards in 2020 (as restated).

Stock-based compensation consists of expense related to (1) equity awards in the normal course of business operations and (2) a secondary market transaction as described below (dollar amounts in thousands):

	Year Ended
	December 31,	Year Ended
	2020	December 31,
	(as restated)	2019
Secondary market transaction	$1,616	$33,232
Employee awards	9,680	2,740
Total stock-based compensation expenses	$11,296	$35,972

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

Other income (expense), net

Other income (expense) was a $1.2 million of income, net in the year ended December 31, 2020 (as restated) compared to $8.0 million of expense, net in the year ended December 31, 2019. Gains on the remeasurement and extinguishment of debt and warrants totaled $5.0 million in 2020 (as restated), while in 2019, the Company recorded a combined $9.0 million loss on the remeasurement and extinguishment of debt and warrants.

Income tax expense (benefit)

The income tax benefit of $1.7 million in 2020 (as restated) was due to the partial release of the Company's valuation allowance as a result of deferred tax liabilities from acquisitions. The income tax expense was not material in 2019. The Company continues to recognize a full valuation allowance against substantially all of its net deferred tax assets.

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

The following table reconciles net loss to Adjusted EBITDA for the years ended December 31, 2020, and 2019, respectively (dollar amounts in thousands):

	2020
	(as restated)	2019
Net loss	$(54,032)	$(103,319)
Interest expense	14,734	7,134
Income tax (benefit) expense	(1,689)	96
Depreciation and amortization	6,644	7,377
Other expense, net(1)	(1,244)	7,967
Non-cash long-lived asset impairment charge	611	1,534
Non-cash stock-based compensation	10,994	34,854
Revaluation of contingent consideration	1,700	(300)
Acquisition and related (income) expense(2)	613	7,821
SPAC transaction bonus	3,350	—
Adjusted EBITDA (loss)	$(18,319)	$(36,836)
Adjusted EBITDA as a percentage of revenue	(25)%	(47)%

(1)	Other expense, net includes:

	2020
	(as restated)	2019
Gain on remeasurement of private warrant liability	$(2,427)	$—
Loss on remeasurement of Legacy Porch warrants	2,584	2,090
Transaction costs - recapitalization	3,974	—
Gain (loss) on extinguishment of debt, net	(5,748)	483
Loss on remeasurement of debt	895	6,159
Gain on settlement of accounts payable	(796)	(735)
Other, net	274	(30)
	$(1,244)	$7,967

(2)	Acquisition and related expense, net includes:

	2020
	(as restated)	2019
Acquisition compensation – cash	$14	$1,305
Acquisition compensation – stock	302	1,117
Bank fees	—	15
Bonus expense	89	89
Loss (gain) on divestiture	(1,442)	4,994
Professional fees – accounting	303	67
Professional fees – legal	1,301	234
Transaction expenses	46	—
	$613	$7,821

Adjusted EBITDA loss for the year ended December 31, 2020 (as restated) was $18.3 million, a $18.5 million or 101% decrease from Adjusted EBITDA loss of $36.8 million for the year ended December 31, 2019.The improvement in Adjusted EBITDA from 2019 to 2020 was due to cost savings initiatives and implementation of a partial employee furlough and payroll reduction in exchange for RSUs.

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

The Company has incurred losses since its inception, and has an accumulated deficit at December 31, 2020 (as restated) and December 31, 2019 totaling $317.5 million and $263.5 million, respectively. As of December 31, 2020, and December 31, 2019 the Company had $50.8 million and $65.7 million aggregate principal amount outstanding on term loans and promissory notes, respectively. During 2020, the Company refinanced the existing $40.0 million term loans and received additional loan proceeds of $7.0 million from new senior secured term loans and $8.3 million from the U.S. government pursuant to the Paycheck Protection Program under the CARES Act. In August and October 2020, the Company received a total of $10.0 million in loan proceeds from a convertible loan agreement, which was repaid along with other subordinated notes payable in connection with the Merger. The Company has used debt proceeds principally to fund general operations and acquisitions. In 2020, the Company invested $7.8 million (net of cash acquired) to acquire four companies, in a transaction accounted for as a business combination.

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

2020

Net cash used in operating activities was $48.7 million for the year ended December 31, 2020. Net cash used in operating activities consists of net loss of $54.0 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense (as restated) of $11.3 million, depreciation and amortization of $6.6 million, fair value adjustments to debt, contingent consideration and warrants of $0.6 million, non-cash accrued and payment-in-kind interest of $7.5 million and gain from the sale of assets or divestiture of businesses of $1.4 million. Net cash used in operating activities in 2020 of $48.7 million compared with $29.3 million in 2019 was an increase of $19.3 million, which was significantly impacted by the change in accrued expenses and other current liabilities in each year.  During 2019, the Company in order to conserve cash allowed accrued expenses and other current liabilities to increase by $7.7 million.  After the completion of the Merger, in December 2020, the Company paid down $15.9 million of accrued expenses and other current liabilities in order to reduce obligations to vendors and suppliers. The combined impact between years resulted in year-over-year change in net cash used cash of $23.6 million attributable to the change in accrued expenses and other current liabilities.

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

Recent Accounting Pronouncements

See Note 1A to our 2020 consolidated financial statements as of and for the year ended December 31, 2020 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

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

Restatement of 2020 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

Seattle, Washington

March 31, 2021,

except for Note 1, as to which the date is

May 19, 2021

Porch Group, Inc. Consolidated Balance Sheets December 31, 2020 and 2019 (all numbers in thousands, except share amounts)

	2020
	(as restated)	2019
Assets
Current assets
Cash and cash equivalents	$196,046	$4,179
Accounts receivable, net	4,268	4,710
Prepaid expenses and other current assets	4,080	1,285
Restricted cash	11,407	—
Total current assets	215,801	10,174
Property, equipment, and software, net	4,593	6,658
Goodwill	28,289	18,274
Intangible assets, net	15,961	9,832
Restricted cash, non-current	—	3,000
Long-term insurance commissions receivable	3,365	—
Other assets	378	530
Total assets	$268,387	$48,468

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$9,203	$4,806
Accrued expenses and other current liabilities	9,905	17,071
Accrued acquisition compensation	—	8,624
Deferred revenue	5,208	3,333
Refundable customer deposit	2,664	3,167
Current portion of long-term debt (includes $0 and $11,659 at fair value, respectively)	4,746	20,461
Total current liabilities	31,726	57,462
Long-term debt	43,237	40,659
Refundable customer deposit, non-current	529	3,107
Earnout liability, at fair value	50,238	—
Private warrant liability, at fair value	31,534	—
Other liabilities (includes $3,549 and $6,784 at fair value, respectively)	3,798	7,219
Total liabilities	161,062	108,447
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value:	8	3
Authorized shares – 400,000,000 and 52,575,160
Issued and outstanding shares – 81,669,151 and 34,197,822
Additional paid-in capital	424,823	203,492
Accumulated deficit	(317,506)	(263,474)
Total stockholders’ equity (deficit)	107,325	(59,979)
Total liabilities and stockholders’ equity (deficit)	$268,387	$48,468

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc. Consolidated Statements of Operations Years Ended December 31, 2020 and 2019 (all numbers in thousands, except share amounts)

	2020
	(as restated)	2019
Revenue	$72,299	$77,595
Operating expenses(1):
Cost of revenue	17,562	21,500
Selling and marketing	41,665	56,220
Product and technology	28,546	30,992
General and administrative	28,199	52,011
(Gain) loss on divestiture of businesses	(1,442)	4,994
Total operating expenses	114,530	165,717
Operating loss	(42,231)	(88,122)
Other income (expense):
Interest expense	(14,734)	(7,134)
Other income (expense), net	1,244	(7,967)
Total other income (expense)	(13,490)	(15,101)
Loss before income taxes	(55,721)	(103,223)
Income tax (benefit) expense	(1,689)	96
Net loss	$(54,032)	$(103,319)
Induced conversion of preferred stock	(17,284)	—
Net loss attributable to common stockholders	$(71,316)	$(103,319)

Net loss attributable per share to common stockholders:
Basic	$(1.96)	$(3.31)
Diluted	$(2.03)	$(3.31)

Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	36,344,234	31,170,351
Diluted	36,374,215	31,170,351
(1)	Amounts include stock-based compensation expense, as follows:

	2020
	(as restated)	2019
Cost of revenue	$2	$9
Selling and marketing	1,901	477
Product and technology	5,248	747
General and administrative	4,145	34,739
	$11,296	$35,972

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) Years Ended December 31, 2020 and 2019 (all numbers in thousands, except share amounts)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of January 1, 2019	42,104,419	$119,000	20,475,883	$205	$10,615	$(160,662)	$(149,842)
Retroactive application of recapitalization(1)	(42,104,419)	(119,000)	8,937,724	(202)	119,202	—	119,000
Adjusted balance, beginning of period	—	—	29,413,607	3	129,817	(160,662)	(30,842)
Cumulative effect of a change in accounting principle	—	—	—	—	—	507	507
Net loss	—	—	—	—	—	(103,319)	(103,319)
Stock-based compensation	—	—	—	—	35,972	—	35,972
Issuance of Series B and Series C redeemable convertible preferred stock(1)	—	—	3,944,897	—	37,274	—	37,274
Issuance of common stock for acquisitions	—	—	271,287	—	479	—	479
Adjustment to purchase price consideration	—	—	—	—	(290)	—	(290)
Issuance of common stock warrants	—	—	—	—	168	—	168
Vesting of restricted stock awards issued for acquisitions	—	—	516,539		—	—	—
Proceeds from issuance of redeemable convertible preferred stock warrants	—	—	—	—	4	—	4
Exercise of stock options	—	—	74,980	—	110	—	110
Shares repurchased	—	—	(23,488)	—	(42)	—	(42)
Balances as of December 31, 2019	—	$—	34,197,822	$3	$203,492	$(263,474)	$(59,979)
Net loss (as restated)	—	—	—	—	—	(54,032)	(54,032)
Stock-based compensation (as restated)	—	—	—	—	10,660	—	10,660
Stock-based compensation - earnout	—	—	1,976,332	—	636	—	636
Issuance of Series B and Series C redeemable convertible preferred stock(1)	—	—	682,539	—	4,836	—	4,836
Conversion of convertible notes to Series C redeemable convertible preferred stock(1)	—	—	198,750	—	1,436	—	1,436
Repurchase of redeemable convertible preferred stock	—	—	(75,162)	—	(480)	—	(480)
Issuance of common stock warrants	—	—	—	—	44	—	44
Vesting of restricted stock awards issued for acquisitions	—	—	472,141	—	—	—	—
Issuance of common stock for acquisitions	—	—	785,330	—	6,898	—	6,898
Exercise of stock options and warrants	—	—	505,711	—	1,029	—	1,029
Net share settlement of common stock options and restricted stock units	—	—	1,189,911	—	—	—	—
Shareholder contribution	—	—	—	—	17,584	—	17,584
Inducement to convert preferred stock	—	—	—	—	(17,284)	—	(17,284)
Impacts of recognition of contingent beneficial conversion feature	—	—	—	—	(5,208)	—	(5,208)
Conversion of common stock warrants into common stock	—	—	1,705,266	—	—	—	—
Conversion of redeemable convertible preferred stock warrants into common stock	—	—	702,791	—	11,029	—	11,029
Recapitalization and PIPE financing (as restated)	—	—	35,304,052	5	239,722	—	239,727
Tax impacts of recapitalization	—	—	—	—	187	—	187
Earnout liability (as restated)	—	—	4,023,668	—	(50,238)	—	(50,238)
Cancellation of redeemable convertible preferred stock repurchase liability	—	—	—	—	480	—	480
Balances as of December 31, 2020 (as restated)	—	$—	81,669,151	$8	$424,823	$(317,506)	$107,325

(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

The accompanying notes are an integral part of these financial statements

Porch Group, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2020 and 2019 (all numbers in thousands)

	2020
	(as restated)	2019
Cash flows from operating activities:
Net loss	$(54,032)	$(103,319)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,644	7,377
Loss on sale and impairment of long-lived assets	895	1,088
Loss (gain) on extinguishment of debt	(5,748)	483
Loss on remeasurement of debt	895	6,159
Loss (gain) on divestiture of businesses	(1,442)	4,994
Loss on remeasurement of Legacy Porch warrants	2,584	2,090
Loss on remeasurement of private warrant liability	(2,427)	—
Loss (gain) on remeasurement of contingent consideration	1,700	(300)
Stock-based compensation	11,296	35,972
Warrants issued for services	—	315
Interest expense (non-cash)	7,488	2,369
Deferred taxes	(30)	29
Other	7	236
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	203	(1,840)
Prepaid expenses and other current assets	(2,587)	603
Long-term insurance commissions receivable	(3,365)	—
Accounts payable	4,092	2,361
Accrued expenses and other current liabilities	(15,946)	7,704
Deferred revenue	2,206	(803)
Refundable customer deposits	(3,521)	6,122
Other	2,419	(975)
Net cash used in operating activities	(48,669)	(29,335)
Cash flows from investing activities:
Purchases of property and equipment	(279)	(478)
Capitalized internal use software development costs	(2,601)	(4,096)
Divestiture of businesses, net of cash disposed	—	(750)
Acquisitions, net of cash acquired	(7,791)	116
Net cash used in investing activities	(10,671)	(5,208)
Cash flows from financing activities:
Proceeds from recapitalization and PIPE financing	305,133	—
Distribution to stockholders	(30,000)	—
Transaction costs - recapitalization	(5,652)	—
Proceeds from debt issuance, net of fees	66,190	31,300
Repayments of principal and related fees	(81,640)	(202)
Proceeds from issuance of redeemable convertible preferred stock, net of fees	4,714	3,274
Repurchase of stock	(42)	—
Proceeds from exercises of stock options and warrants	911	114
Net cash provided by financing activities	259,614	34,486
Change in cash, cash equivalents, and restricted cash	$200,274	$(57)
Cash, cash equivalents, and restricted cash, beginning of period	$7,179	$7,236
Cash, cash equivalents, and restricted cash end of period	$207,453	$7,179

Porch Group, Inc. Consolidated Statements of Cash Flows — Continued Years Ended December 31, 2020 and 2019 (all numbers in thousands)

	2020	2019
Supplemental disclosures
Conversion of redeemable convertible preferred stock warrants into common stock	$11,029	$—
Earnout liability	$50,238	$—
Private warrant liability	$31,534	$—
Capital contribution from a shareholder - inducement to convert preferred stock to common	$17,284	$—
Non-cash inducement to convert preferred stock to common	$17,284	$—
Conversion of debt to redeemable convertible preferred stock (non-cash)	$1,436	$34,105
Debt discount for warrants issued (non-cash)	$1,215	$3,700
Cash paid for interest	$9,103	$3,466
Non-cash consideration for acquisitions	$9,295	$479
Cancelation of a convertible promissory note on divestiture of a business	$2,724	$—
Capital contribution from a shareholder - guarantee of debt	$300	$—

The accompanying notes are an integral part of these financial statements.

72

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all numbers in thousands, except share amounts and unless otherwise stated)

Note 1.   Restatement of Previously Issued Consolidated Financial Statements

On April 12, 2021, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting a number of financial reporting considerations for Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement highlighted potential accounting implications of certain terms that are common in warrants issued in connection with initial public offerings of SPACs. The SEC Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period.

In light of the SEC Staff Statement, the Company reevaluated the accounting treatment of the Public Warrants and Private Warrants, which had been classified as equity on the consolidated balance sheet as of December 31, 2020. The Company determined that the Public Warrants did not contain these provisions and were otherwise appropriately classified as equity. However, the Private Warrant agreements provided for an alternative settlement structure dependent upon the characteristic of being an eligible Private Warrant holder. As the characteristics of a warrant holder are not inputs into the pricing of a fixed-for-fixed option on equity shares, such provision precludes the Private Warrants from being classified in equity, and thus the Private Warrants should be classified as a liability.

With this restatement, the Private Warrants are now appropriately classified as a liability measured at fair value on the Company’s consolidated balance sheet as of December 31, 2020, and the change in fair value of such liability in each period is presented as a non-cash gain or loss in the Company’s consolidated statements of operations.

When presenting diluted earnings (loss) per share in the Company’s Form 10-K/A for the year ended December 31, 2020, the shares issuable under the Private Warrants were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principles (“GAAP”). Since the shares issuable under the Private Warrants are issuable shares when exercised by the holders, they are included when computing diluted earnings (loss) per share to the extent such exercise is dilutive to EPS.

The adjustments related to the Private Warrants had a non-cash impact; as such, the statement of cash flows for the year ended December 31, 2020 reflects an adjustment to net loss and a corresponding adjustment for the (gain) loss on the change in fair value of Warrants.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of December 31, 2020 and for the year then ended. The previously reported amounts reflect those included in the Original Filing of our Annual Report on Form 10-K as of and for the years ended December 31, 2020 filed with the SEC on March 31, 2021. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the change in classification of the Private Warrants from stockholders’ equity (deficit) to liability on the balance sheet, with subsequent changes in the fair value recognized in the statement of operations at each reporting date. Also included in the amounts labeled “Adjustment” is the effect of expensing transaction costs allocated to the Private Warrants in the statement of operations that were previously charged to stockholders’ equity (deficit). Finally, the amounts labeled “Restatement Adjustments” also include the correction of certain other previously identified immaterial errors in the consolidated financial statements as of and for the year ended December 31, 2020. The impact of correcting these other immaterial items on the financial statements was an increase in net loss of $0.9 million.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

		Restatement
Consolidated Balance Sheet	As Filed	Adjustments	As Restated
Assets
Accounts receivable, net	$4,661	$(393)	$4,268
Prepaid expenses and other current assets	3,891	189	4,080
Total current assets	216,005	(204)	215,801
Total assets	268,591	(204)	268,387

Liabilities and Stockholders’ Equity
Accounts payable	$8,903	$300	$9,203
Accrued expenses and other current liabilities	9,991	(86)	9,905
Deferred revenue	4,870	338	5,208
Total current liabilities	31,174	552	31,726
Earnout liability, at fair value	50,442	(204)	50,238
Private warrant liability, at fair value	—	31,534	31,534
Total liabilities	129,180	31,882	161,062
Additional paid-in capital	454,486	(29,663)	424,823
Accumulated deficit	(315,083)	(2,423)	(317,506)
Total stockholders’ equity	139,411	(32,086)	107,325
Total liabilities and stockholders’ equity	268,591	(204)	268,387

		Restatement
	As Filed	Adjustments	As Restated
Consolidated statement of operations
Revenue	$73,216	$(917)	$72,299
Operating expenses:
Selling and marketing	$41,768	$(103)	$41,665
Product and technology	28,298	248	28,546
General and administrative	28,387	(188)	28,199
Total operating expenses	114,573	(43)	114,530
Operating loss	(41,357)	(874)	(42,231)
Other income (expense):
Other income (expense), net	$2,791	$(1,547)	$1,244
Total other income (expense)	(11,943)	(1,547)	(13,490)
Loss before income taxes	(53,300)	(2,421)	(55,721)
Income tax (benefit) expense	(1,691)	2	(1,689)
Net loss	(51,609)	(2,423)	(54,032)
Net loss attributable to common stockholders	(68,893)	(2,423)	(71,316)
Net loss attributable per share to common stockholders:
Basic	$(1.90)	$(0.06)	$(1.96)
Diluted	$(1.90)	$(0.13)	$(2.03)

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

		Restatement
	As Filed	Adjustments	As Restated
Consolidated statement of cash flows
Net loss	$(51,609)	$(2,423)	$(54,032)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on remeasurement of private warrant liability	$—	$(2,427)	$(2,427)
Stock-based compensation	11,409	(113)	11,296
Other	(200)	207	7
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	$16	$187	$203
Prepaid expenses and other current assets	(2,398)	(189)	(2,587)
Accounts payable	3,793	299	4,092
Accrued expenses and other current liabilities	(15,860)	(86)	(15,946)
Deferred revenue	1,868	338	2,206
Other	(1,788)	4,207	2,419
Net cash used in operating activities	$(48,669)	—	(48,669)
Net cash used in investing activities	$(10,671)	—	(10,671)
Net cash provided by financing activities	$259,614	—	259,614
Change in cash, cash equivalents, and restricted cash	$200,274	—	200,274
Cash, cash equivalents, and restricted cash, beginning of period	$7,179	—	7,179
Cash, cash equivalents, and restricted cash end of period	$207,453	—	207,453

In addition, amounts were restated in the following:

●	Note 1A, Description of Business and Summary of Significant Accounting Policies
●	Note 2, Revenue
●	Note 3, Fair Value
●	Note 8, Stock-Based Compensation
●	Note 9, Income Taxes
●	Note 14, Basic and Diluted Net Loss Per Share

1A. Description of Business and Summary of Significant Accounting Policies

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The Merger

On July 30, 2020, Porch.com, Inc. (“Legacy Porch”) entered into a definitive agreement (as amended, the “Merger Agreement”) with PropTech Acquisition Corporation (“PTAC”), a special purpose acquisition company, whereby the parties agreed to merge, resulting in the parent of Porch.com, Inc. becoming a publicly listed company under the name Porch Group, Inc. (“Porch”). This merger (the “Merger”) closed on December 23, 2020, and consisted of the following transactions:

●	Holders of 400 shares of PTAC Class A Common Stock exercised their redemption right to redeem those shares at a redemption price of $10.04. The shares were subsequently cancelled by PTAC. The aggregate redemption price was paid from PTAC’s trust account, which had a balance immediately prior to the Merger closing of approximately $173.1 million. After redemptions, 17,249,600 shares of PTAC Class A Stock remained outstanding. Upon consummation of the Merger, 4,312,500 PTAC Class B Common Stock converted into shares of PTAC Class A Common Stock on a one-for-one basis. 14,235,000 common stock warrants remained outstanding as a result of the merger. Of the outstanding warrants, 5,700,000 are private warrants and 8,625,000 are public warrants. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, commencing 30 days after the completion of the Merger, and expiring on December 23, 2025 which is five-years after the Merger.
●	Immediately prior to the Merger, (including as a result of the conversions described above and certain redemption of PTAC common stock immediately prior to the closing), there were 21,562,100 shares of PTAC Class A Common Stock issued and outstanding, which excludes the additional shares issued to Legacy Porch holders, and issuance of new shares to third-party investors, as further described below.
●	Immediately prior the Merger, 52,207,029 shares of Legacy Porch preferred stock were converted into 52,251,876 shares of Legacy Porch common stock. 4,472,695 outstanding in-the-money warrants to purchase common stock, 2,316,280 outstanding in-the-money warrants to purchase preferred stock, and 184,652 out-of-the-money warrants to purchase preferred stock were cancelled, pursuant to the terms of warrant cancellation agreements, resulting in the issuance of 5,126,128 shares of Legacy Porch common stock. 2,533,016 shares of Legacy Porch common stock were issued to extinguish 3,116,003 vested stock options and RSUs of non-employee or non-service provider holders.
●	Immediately prior to the Merger, certain third-party investors (“PIPE Investors”), purchased 15,000,000 newly issued shares of Porch Group, Inc. common stock at a price of $10.00 per share in exchange for cash. Net proceeds from the additional offering were $141.8 million after the deduction of $8.2 million of direct offering costs.
●	PTAC issued 36,264,984 shares of PTAC Class A Common Stock and $30 million in exchange for all 83,559,663 vested and outstanding shares of Legacy Porch Common stock to complete the Merger. In addition, 5,000,000 “earnout” shares were issued to pre-closing holders of Legacy Porch common stock, employee or service provider holders of unvested Legacy Porch option and restricted stockholders, subject to vesting conditions. 1,000,000 restricted shares subject to the same were issued to the Chief Executive Officer of the Company subject to the same vesting condition as the “earnout” shares. An additional 150,000 shares were provided to service providers in exchange for services related to the transaction.
●	In connection with the Merger, PTAC changed its name to Porch Group, Inc. as a corporation formed under the laws of the State of Delaware named Porch Group, Inc. (hereafter referred to as “Porch”).
●

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

●	The aggregate proceeds from the PTAC trust account, net proceeds from the sale of the newly-issued common stock to PIPE investors described above, and PTAC net working capital amount of $0.6 million were used to settle i) PTAC’s deferred offering costs of $6.0 million from its original public offering, and ii) $4.3 million of PTAC liabilities incurred prior to the Merger. After the transactions noted above, $305.1 million was available for use by Porch Group, Inc., prior to a $30 million distribution to pre-closing holders of Legacy Porch common stock, resulting in net assets available of $275.1 million.
●	In connection with the Merger, Porch incurred $30.8 million of transaction costs of which, $5.6 million were paid in cash. In addition, Porch issued 1,580,000 shares of common stock at a fair value of $23.3 million and 150,000 earnout shares at a fair value of $1.9 million as compensation for transaction services. Of the total amount, $27.0 million (as restated) met the eligibility criteria to be charged against equity because the costs were incurred pursuant to an issuance of equity as part of the recapitalization. $3.8 million (as restated) were recognized as expenses, as the costs were deemed related to the issuance private warrants and earnout shares which are liability classified financial instruments.
●	As a result of the foregoing transactions, $239.7 million was reflected as contributed capital on the Company’s consolidated statements of stockholders’ equity (deficit) (as restated). Presented separately, the Company also assumed a $50.4 million non-cash liability associated with the earnout shares, and $34.0 million liability associated with the Private Warrants, both described above.
●	At the closing of the Merger, pre-closing holders of Legacy Porch common stock held approximately 55% of the issued and outstanding common stock shares of Porch.

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

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers and other corporate partnerships, as well as credit card receivables. The Company estimates allowances for uncollectible receivables based on the credit worthiness of its customers, historical trend analysis and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at December 31, 2020 and 2019, was $455 and $188, respectively.

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

Redeemable Convertible Preferred Stock Warrants

The Company accounts for its warrants to purchase shares of redeemable convertible preferred stock as liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations. As discussed in Note 1A, all redeemable convertible preferred stock warrants were converted into common stock or canceled immediately prior to the Merger.

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

The Company accounts for warrants as either equity-classified or liability classified instruments based on an assessment of the warrant’s specific terms. For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

criteria for equity classification, the warrants are recorded as a liability at their initial fair value, and then are remeasured as of each balance sheet date thereafter. Changes in the estimated fair value of the liability for warrants are recognized as a non-cash gain or loss on the statement of operations in the period in which the change occurred. The fair value of the Private Warrants is estimated at period-end using a Black-Scholes-Merton option pricing model. The use of the Black-Scholes model requires significant estimates including an estimate of the expected volatility. Our Public Warrants meet the criteria for equity classification and accordingly, are reported as component of stockholders’ equity while our Private Warrants do not meet the criteria for equity classification and are thus classified as a liability.

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

Other income (expense), net

The following table details the components of other income (expense), net on the consolidated statements of operations:

	2020
	(as restated)	2019
Gain on remeasurement of private warrant liability (Note 3)	$2,427	$—
Loss on remeasurement of Legacy Porch warrants (Note 3)	(2,584)	(2,090)
Transaction costs - recapitalization	(3,974)	—
Gain (loss) on extinguishment of debt, net (Note 6)	5,748	(483)
Loss on remeasurement of debt (Note 3)	(895)	(6,159)
Gain on settlement of accounts payable	796	735
Other, net	(274)	30
	$1,244	$(7,967)

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Note 2.   Revenue

Disaggregation of Revenue

Total revenues consisted of the following:

	2020
	(as restated)	2019
Referral network revenue	$53,048	$49,449
Managed services revenue	11,579	21,888
Software subscription revenue	7,672	6,258
Total revenue	$72,299	$77,595

Management also evaluates revenue based upon when our customers avail themselves of our software, solutions or services. The first category, moving services relates to services that are typically provided to customers in connection with a home purchase and/or homeowner/renter moves. This includes revenue from insurance, moving, security systems and TV/internet services. The second category, post-move services, relates to services that are typically provided to customers post-move such as home maintenance projects, repairs, remodeling and other services from professional contractors or service providers. Moving services represented 69 percent and 47 percent of total revenue in 2020 and 2019, respectively. Post-move services represented 31 percent and 53 percent of total revenue in 2020 and 2019, respectively.

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

Contract Liabilities — Deferred Revenue

A summary of the activity impacting deferred revenue balances during the years ended December 31, 2020 and 2019 is presented below:

Deferred
Revenue
Balance at December 31, 2018	$4,553
Adoption of ASC 606	(940)
Revenue recognized	(7,490)
Additional amounts deferred	6,686
Impact of acquisitions	670
Impact of divestitures	(146)
Balance at December 31, 2019	3,333
Revenue recognized	(4,923)
Additional amounts deferred (as restated)	6,602
Impact of acquisitions	196
Balance at December 31, 2020 (as restated)	$5,208

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

Note 3.   Fair Value

The following table details the fair value measurements of liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2020
						Total
	Level 1		Level 2		Level 3	Fair Value
Contingent consideration - business combination	$		$		$3,549	$3,549
Contingent consideration - earnout (as restated)		—		—	50,238	50,238
Private warrant liability (as restated)		—		—	31,534	31,534
		$—		$—	$85,321	$85,321

	Fair Value Measurement at December 31, 2019
				Total
	Level 1	Level 2	Level 3	Fair Value
Redeemable convertible preferred stock warrants	$—	$—	$6,684	$6,684
Fair value option notes (“FVO Notes”)	—	—	11,659	11,659
Contingent consideration	—	—	100	100
	$—	$—	$18,443	$18,443

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

A summary of key assumptions for determining the fair value of redeemable convertible preferred stock warrants at December 31, 2019 include:

	Expected
	term	Expected		Expected
	(in years)	volatility	Risk-free interest rate	dividend rate
Redeemable convertible preferred stock warrants	2 to 9	60%	0.23% to 2.11%	0%

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

	December 31,
	2019
	FVO	FVO
	Note 1A	Note 2(1)
Initial principal value	$2,500	$3,000
Value upon maturity	$6,682	$6,602
Conversion price (per share)	$6.39	N/A
Value of Series B redeemable convertible preferred share	$14.12	N/A
Value of common stock	N/A	N/A
Expected term (years)	2	N/A
Volatility	39%	N/A
Risk free rate	1.58%	N/A
Estimated fair value of FVO Note	$5,079	$6,580
(1)	Due to the close proximity to the maturity date, January 24, 2020, the fair value of FVO Note 2 on December 31, 2019 was determined to equal the value upon maturity, excluding interest to be accrued between December 31, 2019 and maturity.

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

Private Warrant Liability

As discussed further in Note 7, the Company estimated the fair value of our Private Warrants as of December 31, 2020 to be $31.5 million. The estimate is classified within Level 3 of the fair value hierarchy. Management estimates the fair value of these liabilities using the Black-Scholes-Merton Option pricing model using the Company’s stock price and assumptions including, expected volatility, remaining contractual life, dividend yield, and risk-free interest rate.

A summary of key assumptions for estimating the fair value of the Private Warrants at December 31, 2020 include:

		Expected
	Exercise	term	Expected		Expected
	Price	(in years)	volatility	Risk-free interest rate	dividend rate
Private Warrant Liability	$ 11.50	5	35%	0.36%	0%

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

	Redeemable		Contingent		Contingent
	Convertible		Consideration -	Private	Consideration -
	Preferred Stock		Business	Warrants	Earnout
	Warrants	FVO Notes	Combinations	(as restated)	(as restated)
Fair value as of January 1, 2020	$6,684	$11,659	$100	$—	$—
Additions	1,762	—	1,749	33,961	50,238
Settlements	(11,030)	(8,698)	—	—	—
Change in fair value, loss (gain) included in net loss(1)	2,584	895	1,700	(2,427)	—
Gain on extinguishment of debt	—	(3,856)	—	—	—
Fair value as of December 31, 2020	$—	$—	$3,549	$31,534	$50,238

	Redeemable
	Convertible
	Preferred Stock		Contingent
	Warrants	FVO Notes	Consideration
Fair value as of January 1, 2019	$436	$—	$400
Additions	6,651	5,500	—
Settlements	(2,493)	—	—
Change in fair value, loss (gain) included in net loss(1)	2,090	6,159	(300)
Fair value as of December 31, 2019	$6,684	$11,659	$100
(1)	Changes in fair value of redeemable convertible preferred stock warrants, FVO Notes, and Private Warrants are included in other income (expense), net, and changes in fair value of contingent consideration are included in general and administrative expenses in the consolidated statements of operations.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Fair Value Disclosure

Except for the fair value option notes (“FVO” notes), the fair value of debt approximates the unpaid principal balance and is considered a Level 2 measurement. See Note 6.

Note 4.   Property, Equipment, and Software

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

Note 5.   Intangible Assets and Goodwill

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

Note 6.   Debt

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

In connection with an acquisition on November 1, 2018, the Company issued convertible promissory notes payable to the sellers for an aggregate principal of $7,324. These convertible promissory notes bear interest at 4.5% per annum for the first year and 10% per annum thereafter. Unless converted, monthly payments of principal and interest are due beginning on December 1, 2019. The outstanding principal amount of the convertible promissory notes are convertible

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

into 537,024 shares of common stock. Accrued but unpaid interest shall be waived if the notes are converted within the first year, and otherwise shall be paid in cash. Unless converted, the convertible promissory notes mature at the earliest of i) a change of control of the Company, ii) 10 days after a qualified financing, or iii) three years from the issuance date. As of December 31, 2019, the Company was in default on these convertible promissory notes as the Company failed to make the first payment due on December 1, 2019. Upon default, the carrying value of the convertible promissory notes of $7,288 was reclassified to current liabilities as all principal and unpaid interest is immediately due in cash upon event of default. In May 2020, the Company entered into an amendment to certain payment terms of the convertible promissory notes, including specific interest only and/or catch up payment requirements based on the future cash balance of the Company at specified dates.

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

The Company elected to measure certain convertible promissory notes at fair value in accordance with the fair value option (“FVO Notes”). The FVO Notes had original principal amounts of $5,500. The notes also have a feature that requires payment of 200% of the outstanding principal and unpaid interest amount upon maturity. Each period, the fair value of the FVO notes is determined and resulting gains and losses from the change in fair value of the FVO Notes associated with non-credit components are recognized in income, while the change in fair value associated with the Company’s own credit component is recognized in Accumulated Other Comprehensive Income (“AOCI”). During 2020, there were no changes in fair value associated with the Company’s own credit component recognized in AOCI. During the second quarter of 2020, as part of the divestiture of the Serviz business (See Note 11), one of the FVO notes,

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

with an original principal balance of $3,000, was cancelled by the holder. In July 2020, the Company amended the remaining FVO Note. Under this amendment, the loan plus accrued interest would be repaid upon closing of the Merger or within one year from the issuance date, whichever is earliest, with a premium of two times the outstanding principal and accrued interest. Upon completion of the Merger on December 23, 2020, the Note was paid off for $5,974.

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

Upon completion of the Merger on December 23, 2020, the loan was paid off in full in the amount of $12,063, which included $10,000 principal balance, $2,000 final payment fee, and $63 of accrued interest. As a result of the merger, a contingent beneficial conversion feature became exercisable. The commitment date intrinsic value of $564 reduced the carrying value of the loan and increased additional paid in capital. The debt holder did not exercise the

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

beneficial conversion feature. Therefore, the amount paid to settle the debt was first allocated to the settlement-date intrinsic value of the beneficial conversion feature associated with the loan, resulting in a net decrease in additional paid in capital of $5,772. The remaining cash payment was allocated to extinguish the debt and interest payable, resulting in a gain on extinguishment of $5,047.

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

Note 7.   Equity and Warrants

Shares Authorized

As of December 31, 2020, the Company had authorized a total of 410,000,000 shares for issuance with 400,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock.

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes our fully diluted capital structure at December 31, 2020:

Issued and outstanding common shares	75,519,151
Earnout common shares (Note 1A and Note 8)	6,150,000
Total common shares issued and outstanding	81,669,151
Common shares reserved for future issuance:
Public warrants	8,625,000
Private warrants	5,700,000
Common stock options outstanding - 2012 Equity Plan (Note 8)	6,414,611
Restricted stock units (Note 8)	2,415,140
Restricted stock awards (Note 8)	166,762
2020 Equity Plan pool reserved for future issuance (Note 8)	11,137,824
Total shares of common stock outstanding and reserved for future issuance	116,128,488

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

The private warrants are identical to the public warrants, except that the private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. As of December 31, 2020, 5,700,000 private warrants were held by the initial purchases or their permitted transferees and are recorded as a liability on the Consolidated Balance Sheets.

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

Note 8.   Stock-Based Compensation

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

Stock-Based Compensation

Stock-based compensation consists of expense related to (1) equity awards in the normal course and (2) a secondary market transaction as described below:

	2020
	(as restated)	2019
Secondary market transaction	$1,616	$33,232
Employee awards	9,680	2,740
Total operating expenses	$11,296	$35,972

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Note 9.   Income Taxes

The components of the income tax (benefit) provision are as follows:

	2020
	(as restated)	2019
Current:
Federal	$—	$—
State	71	67
Total current	71	67
Deferred
Federal	(1,433)	21
State	(327)	8
Total deferred	(1,760)	29
Provision for income taxes	$(1,689)	$96

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2020	December 31,
	(as restated)	2019
Deferred tax assets
Accrued expenses	$1,114	$1,124
Stock compensation	2,469	1,219
Deferred revenue	2,036	2,066
Property and equipment	229	176
Intangibles	452	826
Goodwill	1,444	1,391
Other	8	8
Net operating losses	50,119	40,815
Disallowed interest	6,385	2,159
Valuation allowance	(63,317)	(48,499)
Total deferred tax assets	939	1,285
Deferred tax liabilities
Internally developed software	(943)	(1,319)
Total deferred tax liabilities	(943)	(1,319)
Net deferred tax assets (liabilities)	$(4)	$(34)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes and the tax effect of the tax loss carryforwards. The Company has recorded a valuation allowance due to the uncertainty surrounding the ultimate realizability or recoverability of such assets. Management evaluates, on an annual basis, both the positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable and the amount of the valuation allowance. In its evaluation, the Company considered its cumulative losses as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the negative evidence outweighed the positive evidence. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced. The

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

valuation allowance increased by $14.8 million for the year ended December 31, 2020 from $48.5 million to $63.3 million.

As of December 31, 2020 (as restated) and 2019, the Company had net operating loss carryforwards for federal tax purposes of approximately $209.5 million and $173.5 million and $99.0 million and $68.6 million for state income tax purposes, respectively, which may be used to offset future taxable income. The net operating loss carryforwards for federal tax purposes will begin to expire in 2032 and the net operating loss carryforwards for state tax purposes will begin to expire in 2021. The net operating loss with an unlimited carryforward period is $106.7 million for federal tax purposes and $15.3 million for state tax purposes. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined in current income tax regulations.

A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	2020
	(as restated)	2019
Tax computed at federal statutory rate	$(11,702)	$(21,677)
State tax, net of federal tax benefit	(2,097)	(1,475)
Other	803	515
Loss on disposition	—	1,049
Compensation	(972)	6,507
Debt transactions	(824)	2,145
Enacted tax rate changes	(159)	(119)
Return to provision	(502)	(991)
Valuation allowance	13,764	14,142
Total provision (benefit) for income taxes	$(1,689)	$96

The U.S. federal statutory tax rate is 21%, while the Company’s effective tax rate for 2020 (as restated) was 3.0% and 2019 was -0.1%. The difference is due primarily to the tax benefit of pre-tax book losses being offset by valuation allowance. The Company also recorded a deferred tax benefit, resulting from the release of a portion of the valuation allowance due to deferred tax liabilities created by certain current year acquisitions.

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

Note 10.   401(k) Savings Plan

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

Note 11.   Business Combinations and Disposals

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

2020 Acquisitions and Disposals

The acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, legal and other contingencies as of the acquisition date, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

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

Note 12.   Commitments and Contingencies

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

Note 13.   Related Parties

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

In 2019, convertible promissory notes having an aggregate original principal balance of $16,600 and accrued interest of $641 converted into 1,173,473 shares of Series B redeemable convertible preferred stock and warrants to

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

purchase 70,408 shares of Series B redeemable convertible preferred stock. An existing investor affiliated with a member of the Board participated in this equity conversion and received 354,268 shares of Series B redeemable convertible preferred stock and warrants to purchase 21,256 shares of Series B redeemable convertible preferred stock. See Note 7.

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

Note 14.   Basic and Diluted Net Loss Per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the years ended December 31, 2020 and 2019:

	2020
	(as restated)	2019
Numerator:
Net loss	$(54,032)	$(103,319)
Induced conversion of preferred stock	(17,284)	—
Net loss attributable to common stockholders, basic	$(71,316)	$(103,319)

Add: gain on warrant fair value	(2,427)	—
Adjusted net loss for diluted loss per share	$(73,743)	$(103,319)

Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic	36,344,234	31,170,351
Shares used in computing net loss attributable per share to common stockholders, diluted	36,374,215	31,170,351
Net loss attributable per share to common stockholders:
Basic	$(1.96)	$(3.31)
Diluted	$(2.03)	$(3.31)

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	2020	2019
Stock options	6,414,611	7,428,682
Restricted stock units and awards	2,581,902	495,633
Legacy Porch warrants	—	3,060,530
Public warrants	8,625,000	—
Earnout shares	6,150,000	—
Convertible debt	—	1,734,264

See Note 7 for additional information regarding the terms of warrants. See Note 8 for additional information regarding stock options and restricted stock units and awards.

Note 15.   Subsequent Events

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of December 31, 2020 due to the material weaknesses in internal control over financial reporting described below.

In connection with the audit of our financial statements as of and for the year ended December 31, 2020, management had identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In addition to the material weakness identified in connection with the audit, management has determined that the restatement was evidence that the lack of processes and resources to identify and evaluate the appropriate treatment of complex securities, such as warrants, represented a second material weakness in internal control over financial reporting as of December 31, 2020.

The material weaknesses in our internal control over financial reporting for the year ended and as of December 31, 2020 were as follows:

1)	We do not have sufficient, qualified personnel to prepare and review complex technical accounting issues and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines to support the current size and complexity (e.g., acquisitions, divestitures and financings) of the Company.
2)	We do not have sufficient processes and resources in place to critically evaluate the identification, selection and application of US GAAP for complex securities to provide reasonable assurance that significant transactions are appropriately recorded.

Our remediation efforts for these material weaknesses have included the following:

●	we hired a new Chief Financial Officer in June 2020 and our new Controller joined in April 2021; both are experienced finance and accounting professionals for public companies;
●	we recruited additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
●	we have been and continue designing and implementing additional automation and integration in our financially significant systems;
●	we will continue to expand and improve our review process of complex securities, significant transactions, and related accounting standards; and,

●	we are implementing additional training of our personnel to improve our understanding and documentation that supports effective control operation, and will identify third-party professionals with whom to consult regarding complex accounting literature as necessary.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. See the section titled “Risk Factors — We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.”

Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this restated Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Merger on December 23, 2020. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal control processes are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The redesign of internal control over financial reporting for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our consolidated financial statements described in this Annual Report on Form 10-K/A were not identified prior to the April 12, 2021 guidance from the SEC. Due to the events that led to the restatement of our consolidated financial statements, management has identified an additional material weakness in internal controls related to the accounting for the Private Warrants, as described in Note 1 of the notes to the consolidated financial statements included herein. Management initiated the process of implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are continuing to expand and improve our review process for complex securities, transactions, and related accounting standards, including the determination of the appropriate accounting classification of our financial instruments. We plan to further improve this process by implementing additional training of personnel to improve our understanding and documentation that supports effective control operation, and will identify third-party professionals with whom to consult regarding the application of complex accounting literature as necessary. These remediation measures may be time consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item of Form 10-K/A is included in our Proxy Statement (the "Proxy Statement") filed on April 29, 2021 with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth in the Proxy Statement and is incorporated herein by reference.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K (File No. 001-39142), filed with the SEC on March 31, 2021).
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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K (File No. 001-39142), filed with the SEC on March 31, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2021.

PORCH GROUP, INC.

By:	/s/ Matthew Ehrlichman
Matthew Ehrlichman
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 19, 2021 by the following persons on behalf of the registrant and in the capacities indicated:

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