Form 10-Q
period 2021-03-31
Porch Group, Inc.
filed 2021-05-20
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39142

Porch Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2587663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2200 1st Avenue S., Suite 300, Seattle, WA 98134

(Address of Principal Executive Offices)

(855) 767-2400

(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	PRCH	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s Common Stock as of May 14, 2021 was 96,198,917.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PORCH GROUP, INC.

Unaudited Condensed Consolidated Balance Sheets

(all numbers in thousands, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$222,948	$196,046
Accounts receivable, net	9,629	4,268
Prepaid expenses and other current assets	7,869	4,080
Restricted cash	10,435	11,407
Total current assets	250,881	215,801
Property, equipment, and software, net	5,328	4,593
Goodwill	50,120	28,289
Intangible assets, net	22,715	15,961
Long-term insurance commissions receivable	4,748	3,365
Other assets	444	378
Total assets	$334,236	$268,387

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,384	$9,203
Accrued expenses and other current liabilities	15,268	9,905
Deferred revenue	4,346	5,208
Refundable customer deposit	2,026	2,664
Current portion of long-term debt	7,480	4,746
Total current liabilities	35,504	31,726
Long-term debt	42,624	43,237
Refundable customer deposit, non-current	396	529
Earnout liability, at fair value	43,193	50,238
Private warrant liability, at fair value	47,444	31,534
Other liabilities (includes $2,869 and $3,549 at fair value, respectively)	3,068	3,798
Total liabilities	172,229	161,062
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value:	9	8
Authorized shares – 400,000,000 and 400,000,000
Issued and outstanding shares – 91,455,732 and 81,669,151
Additional paid-in capital	544,605	424,823
Accumulated deficit	(382,607)	(317,506)
Total stockholders’ equity	162,007	107,325
Total liabilities and stockholders’ equity	$334,236	$268,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Unaudited Condensed Consolidated Statements of Operations

(all numbers in thousands, except share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$26,742	$15,074
Operating expenses(1):
Cost of revenue	5,930	4,099
Selling and marketing	14,638	12,853
Product and technology	11,789	7,352
General and administrative	24,016	4,156
Total operating expenses	56,373	28,460
Operating loss	(29,631)	(13,386)
Other income (expense):
Interest expense	(1,223)	(3,086)
Change in fair value of earnout liability	(18,770)	—
Change in fair value of private warrant liability	(15,910)	—
Other income (expense), net	83	(1,874)
Total other income (expense)	(35,820)	(4,960)
Loss before income taxes	(65,451)	(18,346)
Income tax (benefit) expense	(350)	21
Net loss	$(65,101)	$(18,367)

Net loss attributable per share to common stockholders:
Basic	$(0.76)	$(0.53)
Diluted	$(0.76)	$(0.53)

Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	85,331,575	34,965,300
Diluted	85,331,575	34,965,300
(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended
	March 31,
	2021	2020
Cost of revenue	$1	$—
Selling and marketing	2,082	50
Product and technology	2,317	399
General and administrative	12,435	223
	$16,835	$672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(all numbers in thousands, except share amounts)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(65,101)	$(18,367)
Other comprehensive income:
Change in fair value of convertible promissory notes due to own credit	—	3,856
Comprehensive loss	$(65,101)	$(14,511)

PORCH GROUP, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(all numbers in thousands, except share amounts)

	`			Additional			Total
		Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders’
		Shares	Amount	Capital	Deficit	Comprehensive Income	Equity (Deficit)
Balances as of December 31, 2019(1)		34,197,822	$3	$203,492	$(263,474)	$—	$(59,979)
Net loss		—	—	—	(18,367)	—	(18,367)
Other comprehensive income		—	—	—	—	3,856	3,856
Stock-based compensation		—	—	672	—	—	672
Issuance of Series C redeemable convertible preferred stock(1)		1,430,166	—	4,714	—	—	4,714
Conversion of convertible notes to Series C redeemable convertible preferred stock(1)		423,088	—	1,436	—	—	1,436
Vesting of restricted stock awards issued for acquisitions		1,005,068	—	—	—	—	—
Issuance of common stock warrants		—	—	44	—	—	44
Exercise of stock options		17,900	—	1	—	—	1
Balances as of March 31, 2020		37,074,044	$3	$210,359	$(281,841)	$3,856	$(67,623)

Balances as of December 31, 2020		81,669,151	$8	$424,823	$(317,506)	$—	$107,325
Net loss		—	—	—	(65,101)	—	(65,101)
Stock-based compensation		—	—	4,462	—	—	4,462
Stock-based compensation - earnout		—	—	12,373	—	—	12,373
Issuance of common stock for acquisitions		90,000	—	1,169	—	—	1,169
Reclassification of earnout liability upon vesting		—	—	25,815	—	—	25,815
Vesting of restricted stock units		2,078,102	—	—	—	—	—
Exercise of stock warrants		8,087,623	1	93,007	—	—	93,008
Exercise of stock options		593,106	—	355	—	—	355
Income tax withholdings		(1,062,250)	—	(16,997)	—	—	(16,997)
Transaction costs		—	—	(402)	—	—	(402)
Balances as of March 31, 2021		91,455,732	$9	$544,605	$(382,607)	$—	$162,007

(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(all numbers in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(65,101)	$(18,367)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,463	1,789
Loss on sale and impairment of long-lived assets	68	167
Loss (gain) on extinguishment of debt	—	247
Loss on remeasurement of debt	—	454
Loss on remeasurement of warrants	15,910	1,079
Loss (gain) on remeasurement of contingent consideration	(355)	(80)
Loss on remeasurement of earnout liability	18,770	—
Stock-based compensation	16,835	672
Interest expense (non-cash)	311	1,089
Other	(225)	167
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(846)	559
Prepaid expenses and other current assets	441	281
Long-term insurance commissions receivable	(1,383)	(174)
Accounts payable	(8,090)	1,414
Accrued expenses and other current liabilities	2,625	1,651
Deferred revenue	(1,362)	136
Refundable customer deposits	(837)	(880)
Contingent consideration - business combination	(1,663)	—
Other	(496)	158
Net cash used in operating activities	(22,935)	(9,638)
Cash flows from investing activities:
Purchases of property and equipment	(34)	(84)
Capitalized internal use software development costs	(798)	(890)
Acquisitions, net of cash acquired	(22,882)	—
Net cash used in investing activities	(23,714)	(974)
Cash flows from financing activities:
Proceeds from debt issuance, net of fees	—	1,940
Repayments of principal and related fees	(150)	(401)
Proceeds from issuance of redeemable convertible preferred stock, net of fees	—	4,714
Proceeds from exercises of warrants	89,771	—
Proceeds from exercises of stock options	355	1
Income tax withholdings paid upon vesting of restricted stock units	(16,997)	—
Settlement of contingent consideration related to a business combination	(400)	—
Net cash provided by financing activities	72,579	6,254
Change in cash, cash equivalents, and restricted cash	$25,930	$(4,358)
Cash, cash equivalents, and restricted cash, beginning of period	$207,453	$7,179
Cash, cash equivalents, and restricted cash end of period	$233,383	$2,821

PORCH GROUP, INC.

Unaudited Condensed Consolidated Statements of Cash Flows - Continued

(all numbers in thousands)

	Three Months Ended
	March 31,
	2021	2020
Supplemental disclosures
Conversion of debt to redeemable convertible preferred stock (non-cash)	$—	$1,436
Cash paid for interest	$903	$1,770
Proceeds receivable from exercises of warrants	$3,237	$—
Reduction of earnout liability due to a vesting event	$25,815	$—
Non-cash consideration for acquisitions	$2,906	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group”, “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to home services companies, such as home inspectors, insurance carriers, moving companies, utility companies, warranty companies, and others. Porch helps these service providers grow their business and improve their customer experience. In exchange for the use of the software, these companies connect their homebuyers to Porch, who in turn offer services to make the moving process easier, helping consumers save time and make better decisions about critical services, including insurance, moving, security, TV/internet, home repair and improvement, and more. While some customers pay Porch typical software-as-a-service (“SaaS”) fees, the majority of Porch’s revenue comes from business-to-business-to-consumer (“B2B2C”) transaction revenues, with service providers such as insurance carriers or TV/internet companies paying Porch for new customer sign-ups.

The Merger

On July 30, 2020, Porch.com, Inc. (“Legacy Porch”) entered into a definitive agreement (as amended, the “Merger Agreement”) with PropTech Acquisition Corporation (“PTAC”), a special purpose acquisition company, whereby the parties agreed to merge, resulting in the parent of Porch.com, Inc. becoming a publicly-listed company under the name Porch Group, Inc. (“Porch”). This merger (the “Merger”) closed on December 23, 2020, and consisted of the following transactions:

●	Holders of 400 shares of PTAC Class A Common Stock exercised their redemption right to redeem those shares at a redemption price of $10.04. The shares were subsequently canceled by PTAC. The aggregate redemption price was paid from PTAC’s trust account, which had a balance immediately prior to the Merger closing of approximately $173.1 million. After redemptions, 17,249,600 shares of PTAC Class A Stock remained outstanding. Upon consummation of the Merger, 4,312,500 PTAC Class B Common Stock converted into shares of PTAC Class A Common Stock on a one-for-one basis. 14,325,000 common stock warrants remained outstanding as a result of the Merger. Of the outstanding warrants, 5,700,000 are private warrants and 8,625,000 are public warrants. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, commencing 30 days after the completion of the Merger, and expiring on December 23, 2025, which is the fifth anniversary of the Merger closing.
●	Immediately prior to the Merger, (including as a result of the conversions described above and certain redemption of PTAC common stock immediately prior to the closing), there were 21,562,100 shares of PTAC Class A Common Stock issued and outstanding, which excludes the additional shares issued to Legacy Porch holders, and issuance of new shares to third-party investors, as further described below.
●	Immediately prior the Merger, 52,207,029 shares of Legacy Porch preferred stock were converted into 52,251,876 shares of Legacy Porch common stock. 4,472,695 outstanding in-the-money warrants to purchase common stock, 2,316,280 outstanding in-the-money warrants to purchase preferred stock, and 184,652 out-of-the-money warrants to purchase preferred stock were canceled, pursuant to the terms of warrant cancellation agreements, resulting in the issuance of 5,126,128 shares of Legacy Porch common stock. 2,533,016 shares of Legacy Porch common stock were issued to extinguish 3,116,003 vested stock options and restricted stock units (“RSU”) of non-employee or non-service provider holders.
●	Immediately prior to the Merger, certain third-party investors (“PIPE Investors”), purchased 15,000,000 newly-issued shares of Porch Group, Inc. common stock at a price of $10.00 per share in exchange for cash. Net

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

proceeds from the additional offering were $141.8 million after the deduction of $8.2 million of direct offering costs.
●	PTAC issued 36,264,984 shares of PTAC Class A Common Stock and $30 million in exchange for all 83,559,663 vested and outstanding shares of Legacy Porch common stock to complete the Merger. In addition, 5,000,000 “earnout” shares were issued to pre-closing holders of Legacy Porch common stock, employee or service provider holders of unvested Legacy Porch option and restricted stockholders, subject to vesting conditions. 1,000,000 restricted shares subject to the same were issued to the Chief Executive Officer of the Company subject to the same vesting condition as the “earnout” shares. An additional 150,000 shares were provided to service providers in exchange for services related to the transaction.
●	In connection with the Merger, PTAC changed its name to Porch Group, Inc. as a corporation formed under the laws of the State of Delaware named Porch Group, Inc.
●	The aggregate proceeds from the PTAC trust account, net proceeds from the sale of the newly-issued common stock to PIPE investors described above, and PTAC net working capital amount of $0.6 million were used to settle i) PTAC’s deferred offering costs of $6.0 million from its original public offering, and ii) $4.3 million of PTAC liabilities incurred prior to the Merger. After the transactions noted above, $305.1 million was available for use by the Company, prior to a $30 million distribution to pre-closing holders of Legacy Porch common stock, resulting in net assets available of $275.1 million.
●	In connection with the Merger, Porch incurred $30.8 million of transaction costs of which, $5.6 million were paid in cash. In addition, Porch issued 1,580,000 shares of common stock at a fair value of $23.3 million and 150,000 earnout shares at a fair value of $1.9 million as compensation for transaction services. Of the total amount, $27.0 million met the eligibility criteria to be charged against equity because the costs were incurred pursuant to an issuance of equity as part of the recapitalization. $3.8 million were recognized as expenses, as the costs were deemed related to the issuance private warrants and earnout shares which are liability classified financial instruments.
●	As a result of the foregoing transactions, $239.7 million was reflected as contributed capital on the Company’s consolidated statements of stockholders’ equity (deficit). Presented separately, the Company also assumed a $50.4 million non-cash liability associated with the earnout shares, and a $34.0 million liability associated with the private warrants, both described above.
●	At the closing of the Merger, pre-closing holders of Legacy Porch common stock held approximately 55% of the issued and outstanding common stock shares of Porch.

Accordingly, the Merger transactions were treated as the equivalent of Porch.com, Inc. issuing stock for the net assets of PTAC. Consistent with Securities and Exchange Commission (“SEC”) Topic 12, Reverse Acquisitions and Reverse Recapitalizations, the acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting control and operating control of the combined company. Therefore, the transaction is, in substance, a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization (“Recapitalization”). The accounting is similar to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Therefore, the net assets of PTAC as of December 23, 2020, were stated at historical cost, and no goodwill or other intangible assets were recorded.

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

COVID-19 Update

In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The COVID-19 pandemic and the measures adopted by government entities in response to it have adversely affected Porch’s business operations, which impacted revenue primarily in the first half of 2020. The impact of the COVID-19 pandemic and related mitigation on Porch’s ability to conduct ordinary course business activities has been and may continue to be impaired for an indefinite period of time. The extent of the continuing impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which is uncertain at this time. Porch expects the COVID-19 pandemic to adversely impact future revenues and results of operations, but Porch is unable to predict at this time the size and duration of such adverse impact. At the same time, Porch is observing a recovery in home sales to pre-COVID-19 levels in the second half of 2020 and in the first quarter of 2021, and with them, home inspections and related services.

Unaudited Interim Financial Statements

The accompanying unaudited condensed interim consolidated financial statements include the accounts of Porch and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In this Quarterly Report, Porch Group, Inc. is referred to as “Porch,” the “Company,” “we,” “us” or “our.” The information as of December 31, 2020 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. These unaudited condensed consolidated financial statements included in this Quarterly Report were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the footnotes and management’s discussion and analysis of the audited consolidated financial statements included in Item 8 of the 2020 Annual Report on Form 10-K/A filed with the SEC on May 19, 2021.

Comprehensive Income

Comprehensive income (loss) consists of adjustments related to the effect of the Company’s own credit components on the fair value of certain convertible promissory notes at fair value in accordance with the fair value option (“FVO Notes”). Each reporting period, the fair value of the FVO Notes is determined and resulting gains and losses from the change in fair value of the FVO Notes associated with the Company’s own credit component is recognized in accumulated other comprehensive income (“AOCI”), while the resulting gains and losses associated with non-credit components are included in the unaudited condensed consolidated statements of operations. The FVO Notes were extinguished during 2020.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, estimated variable consideration for services performed, the allowance for doubtful accounts, depreciable lives for property and equipment, acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, and estimates of fair value of warrants, debt, contingent consideration, earnout liability and private warrant liability. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the consolidated financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Investments in equity of unconsolidated affiliates, over which the Company has significant influence, but not control, over the financial and operating policies, are accounted for primarily using the equity method. For investments accounted for under the equity method of accounting, the Company’s share of income (losses) is included in other expense, net in the unaudited condensed consolidated statements of operations. These investments are immaterial to the Company’s unaudited condensed consolidated financial statements.

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

All the Company’s revenue is generated in the United States.

As of March 31, 2021 and December 31, 2020, the Company did not have assets located outside of the United States.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash as of March 31, 2021 and December 31, 2020 includes $10,435 and $8,407, respectively, related to the Paycheck Protection Program Loans held in escrow with a commercial bank (see Note 6). As of December 31, 2020, the restricted cash balance also includes a $3,000 minimum cash balance required by the Company’s senior secured lender.

The reconciliation of cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$222,948	$196,046
Restricted cash - current	10,435	11,407
Cash, cash equivalents and restricted cash	$233,383	$207,453

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers and other corporate partnerships, as well as credit card receivables. The Company estimates allowances for uncollectible receivables based on the credit worthiness of its customers, historical trend analysis, and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at March 31, 2021 and December 31, 2020, was $242 and $249, respectively.

Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected.

Fair Value of Financial Instruments

The Company’s assets and liabilities which require fair value measurement on a recurring basis, consist of contingent consideration, redeemable convertible preferred stock warrants and convertible notes recorded at fair value.

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

Earnout Shares

Upon the Merger, 6,000,000 restricted common shares, subject to vesting and cancellation provisions, were issued to holders of pre-Merger Porch common stock (the “earnout shares”). The earnout shares were issued in three equal tranches with separate market vesting conditions. One-third of the earnout shares will meet the market vesting condition when the closing price of the Company’s common stock is greater than or equal to $18.00 over any 20 trading days within any thirty-consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. The earnout shares may be contingently canceled, depending on the outcome of the Company’s application for forgiveness of the U.S. Small Business Administration loan under the Paycheck Protection Program. Additional earnout shares may also be issued earnout shareholders, on a pro rata basis, depending on forfeitures of employee earnout shares that are subject to a continued service vesting condition (see Note 8).

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

The earnout shares are accounted for as a derivative financial instrument that is classified as a liability and periodically measured at fair value, with changes in fair value recognized through earnings. Note 3 details the beginning and ending balances of the earnout share liability, and activity recognized during the period.

Revenue from Contracts with Customers

The Company primarily generates revenue from (1) fees received for connecting homeowners to customers in the Company’s referral network, which consist of individual contractors, small businesses, insurance carriers and large enterprises (2) fees received for providing home project and moving services directly to homeowners, and (3) fees received for providing subscription access to the Company’s software platforms and subscription services across various industries. Revenue is recognized when control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

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

The Company identifies performance obligations in its contracts with customers, which primarily include delivery of homeowner leads (Referral Network Revenue), performance of home project and moving services (Managed Services Revenue), and providing access to the Company’s software platforms and subscription services (Software and Service Subscription Revenue). The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied. In certain transactions the transaction price is considered variable and an estimate of the constrained transaction price is recorded by the Company. Changes in variable consideration may result in an increase or a decrease to revenue. Changes to the estimated variable consideration were not material for the periods presented.

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

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

Referral Network Revenue

In the Referral Network Revenue stream, the Company connects third-party service providers (“Service Providers”) with homeowners that meet pre-defined criteria and may be looking for relevant services. Service Providers include a variety of service providers throughout a homeowner’s lifecycle, including plumbers, electricians, roofers, as well as movers, TV/Internet, warranty, insurance carriers, and security monitoring providers. The Company also sells home and auto insurance policies for insurance carriers.

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

Service Providers generally have the option to pay as they receive leads or on a subscription basis, in which a specified amount is deposited into the Company’s referral platform monthly and any relevant leads are applied against the deposited amount. Certain Service Providers also have the option to pay an additional fixed fee for added member benefits, including profile distinction and rewards. Such subscriptions automatically renew each month unless canceled by the customer in advance of the renewal period in accordance with the customer termination provisions. Amounts received in advance of delivery of leads to the Service Provider is recorded as deferred revenue. Certain Service Providers have the right to return leads in limited instances. An estimate of returns is included as a reduction of revenue based on historical experience or specific identification depending on the contractual terms of the arrangement. Estimated returns are not material in any period presented.

In January 2020, the Company, through its wholly-owned subsidiary and licensed insurance agency, Elite Insurance Group (“EIG”), began selling homeowner and auto insurance policies for insurance carriers. The transaction price in these arrangements is the estimated lifetime value (“LTV”) of the policies sold. The LTV represents fixed first-year commission upon sale of the policy as well as the estimated variable future renewal commissions. The Company constrains the transaction price based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. After a policy is sold to an insurance carrier, the Company has no additional or ongoing obligation to the policyholder or insurance carrier.

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

Managed Services Revenue

Managed services revenue includes fees earned from homeowners for providing a variety of services directly to the homeowner, including handyman, plumbing, electrical, appliance repair, and moving services. The Company generally invoices for managed services projects on a fixed fee or time and materials basis. The transaction price represents the

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

contractually agreed upon price with the end customer for providing the respective service. Revenue is recognized as services are performed based on an output measure of progress, which is generally over a short duration (e.g., same day). Fees earned for providing managed services projects are non-refundable and there is generally no right of return.

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

Software and Service Subscription Revenue

The Company’s subscription arrangements, which primarily relates to subscriptions to the Company’s home inspector software, do not provide the customer with the right to take possession of the software supporting the cloud-based application services. The Company also provides certain data analytics and marketing services under subscription contracts. The Company’s standard subscription contracts are monthly contracts in which pricing is based on a specified price per inspection completed through the software. Fees earned for providing access to the subscription software and services are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the subscription software and services during the monthly contract term.

Income Taxes

Provisions for income taxes for the three months ended March 31, 2021 and 2020 were $350 benefit and $21 expense, respectively, and the effective tax rates for these periods were 0.53% and -0.11%, respectively. The difference between the Company’s effective tax rates for the 2021 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred assets and the impact of acquisitions on the Company’s valuation allowance. The difference between the Company’s effective tax rates for the 2020 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Other income (expense), net

The following table details the components of other income (expense), net on the unaudited condensed consolidated statements of operations:

	2021	2020
Loss on remeasurement of debt (Note 3)	—	(454)
Loss on remeasurement of legacy preferred stock warrant liability	—	(1,079)
Loss on extinguishment of debt, net	—	(247)
Other, net	83	(94)
	$83	$(1,874)

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

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is effective for non-public companies for reporting periods beginning after December 15, 2021 and early adoption is permitted. The comprehensive new standard will amend and supersede existing lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In the event the Company no longer qualifies as an emerging growth company, it will no longer qualify for the deferral of the effective date available for emerging growth companies. The Company is currently evaluating the impact that adoption will have on the consolidated balance sheets, statements of operations, and statements of cash flows and expects that the adoption of the ASU will increase assets and liabilities related to the Company’s operating leases on the consolidated balance sheets. The Company estimates that the adoption of Topic 842 in 2021 would increase the Company’s total assets reflecting right of use asset of approximately $2.5 million and total liabilities reflecting the lease obligation payable of approximately $2.5 million.

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

2. Revenue

Disaggregation of Revenue

Total revenues consisted of the following:

	Three months ended
	March 31,
	2021	2020
Referral network revenue	$11,024	$9,128
Managed services revenue	4,644	4,135
Software and service subscription revenue	11,074	1,811
Total revenue	$26,742	$15,074

Management also evaluates revenue based upon when the Company’s customers avail themselves of the Company’s software, solutions or services. The first category, moving services relates to services that are typically provided to customers in connection with a home purchases and/or homeowner/renter moves. This includes revenue from insurance, moving, security systems and TV/internet services. The second category, post-move services, relates to services that are typically provided to customers post-move, such as home maintenance projects, repairs, remodeling and other services from professional contractors or service providers. Moving services represented 82 percent and 51 percent of total revenue in the three months ending March 31, 2021 and 2020, respectively. Post-move services represented 18 percent and 49 percent of total revenue the three months ending March 31, 2021 and 2020, respectively.

Revenue from Divested Businesses

Total revenue reported includes revenue from divested businesses of $0 and $2,540 in three months ending March 31, 2021 and 2020, respectively.

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

Contract Assets - Long-term Insurance Commissions Receivable

A summary of the activity impacting the contract assets during the year ended December 31, 2020 is presented below:

Contract Assets
Balance at December 31, 2020	$3,529
Estimated lifetime value of insurance policies sold by carriers	1,805
Cash receipts	(435)
Balance at March 31, 2021	$4,899

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

As of March 31, 2021, $151 of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the consolidated balance sheets. The remaining $4,748 of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the consolidated balance sheets.

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

A summary of the activity impacting the contract liabilities during the three months ended March 31, 2021 is presented below:

Contract
Liabilities
Balance at December 31, 2020	$3,193
Additions to contract liabilities	—
Additions to contract liabilities – significant financing component interest	66
Contract liabilities transferred to revenue	(837)
Balance at March 31, 2021	$2,422

As of March 31, 2021, $2,026 of contract liabilities are expected to be transferred to revenue within the next 12 months and therefore are included in current refundable customer deposits on the unaudited condensed consolidated balance sheets. The remaining $396 of contract liabilities are expected to be transferred to revenue over the remaining term of the contract and are included in refundable customer deposits, non-current on the unaudited condensed consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2021 is presented below:

Deferred
Revenue
Balance at December 31, 2020	$5,208
Revenue recognized	(1,769)
Additional amounts deferred	407
Impact of acquisitions	500
Balance at March 31, 2021	$4,346

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts primarily include performance obligations that are recorded in the consolidated balance sheets as

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

deferred revenue. The amount of transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited condensed consolidated balance sheets, is immaterial as of March 31, 2021 and December 31, 2020.

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

3. Fair Value

The following table details the fair value measurements of liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2021
				Total
	Level 1	Level 2	Level 3	Fair Value
Contingent consideration - business combinations	$—	$—	$2,869	$2,869
Contingent consideration - earnout	—	—	43,193	43,193
Private warrant liability	—	—	47,444	47,444
	$—	$—	$93,506	$93,506

	Fair Value Measurement at December 31, 2020
				Total
	Level 1	Level 2	Level 3	Fair Value
Contingent consideration - business combinations	$—	$—	$3,549	$3,549
Contingent consideration - earnout	—	—	50,238	50,238
Private warrant liability	—	—	31,534	31,534
	$—	$—	$85,321	$85,321

Contingent Consideration – Business Combinations

The Company estimated the fair value of business combination contingent consideration related to 2021 acquisitions using the Monte Carlo simulation method. The fair value is based on the simulated revenue and net income of the Company over the maturity date of the contingent consideration. As of March 31, 2021, the key inputs used in the determination of the combined fair value of $1,596 included volatility of 38.1% to 68.5%, discount rate of 25.7% to 31.5% and weighted-average cost of capital of 25.7% to 32.5%.

The Company estimated the fair value of the 2020 business combination contingent consideration using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of December 31, 2020, the key inputs used in the determination of the fair value of $1,749 included current stock price of $14.27, strike price of $20.00, discount rate of 9% and volatility of 60%. As of March 31, 2021, the key inputs used in the determination of the fair value of $1,273 included current stock price of $17.70, strike price of $20.00, discount rate of 6.7% and volatility of 80%.

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

The Company estimated the fair value of the 2018 business combination contingent consideration using a variation of the income approach known as the real options method. The fair value is based on the present value of the contingent payments to be made using a weighted probability of possible payments. As of December 31, 2020, the key inputs used in the determination of fair value of $1,800 include projected revenues and expenses, discount rate of 9.96% to 9.98%, revenue volatility of 18.0% and weighted-average cost of capital of 21.5%. In January 2021, the 2018 business combination consideration was settled in full for a cash payment of $2,063.

Contingent Consideration - Earnout

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by the certain employee forfeitures. As of March 31, 2021, the key inputs used in the determination of the fair value included exercise price of $20 and $22, volatility of 75%, and forfeiture rate of 16% and stock price of $17.70. As of December 31, 2020, the key inputs used in the determination of the fair value included exercise price of $18, $20 and $22, volatility of 60%, and forfeiture rate of 16% and stock price of $14.27.

Private Warrants

The Company estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of March 31, 2021, the key inputs used in the determination of the fair value included exercise price of $11.50, expected volatility of 35%, remaining contractual term of 4.73 years, and stock price of $17.70. As of December 31, 2020, the key inputs used in the determination of the fair value included exercise price of $11.50, expected volatility of 35%, remaining contractual term of 4.98 years, and stock price of $14.27.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2021	$50,238	$3,549	$31,534
Additions	—	1,737	—
Settlements	(25,815)	(2,062)	—
Change in fair value, loss (gain) included in net loss(1)	18,770	(355)	15,910
Fair value as of March 31, 2021	$43,193	$2,869	$47,444

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

	Redeemable		Contingent
	Convertible		Consideration -
	Preferred Stock		Business
	Warrants	FVO Notes	Combinations
Fair value as of January 1, 2020	$6,684	$11,659	$100
Additions	—	—	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	1,214	454	(80)
Change in fair value, (gain) included in other comprehensive income	—	(3,856)	—
Fair value as of March 31, 2020	$7,898	$8,257	$20
(1)	Changes in fair value of the redeemable convertible stock warrants and FVO Notes are included in other income (expense), net, and changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the unaudited condensed consolidated statements of operations.

Fair Value Disclosure

The fair value of debt approximates the unpaid principal balance and is considered a Level 2 measurement. See Note 6.

4. Property, Equipment, and Software

Property, equipment, and software net, consists of the following:

	March 31,	December 31,
	2021	2020
Software and computer equipment	$1,544	$1,381
Furniture, office equipment, and other	1,538	567
Internally developed software	11,369	10,741
Leasehold improvements	1,112	1,112
	15,563	13,801
Less: Accumulated depreciation and amortization	(10,235)	(9,208)
Property, equipment, and software, net	$5,328	$4,593

Depreciation and amortization expense related to property, equipment, and software was $1,123 and $982 for the three months ended March 31, 2021 and 2020, respectively.

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

5. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization, and consist of the following, as of March 31, 2021:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	8.0	$10,790	$(2,593)	$8,197
Acquired technology	6.0	16,295	(6,211)	10,084
Trademarks and tradenames	11.0	5,263	(1,052)	4,211
Non-compete agreements	2.0	280	(57)	223
Total intangible assets		$32,628	$(9,913)	$22,715

Intangible assets consist of the following, as of December 31, 2020:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	7.0	$8,440	$(2,173)	$6,267
Acquired technology	6.0	12,170	(5,481)	6,689
Trademarks and tradenames	9.0	3,688	(893)	2,795
Non-compete agreements	2.0	225	(15)	210
Total intangible assets		$24,523	$(8,562)	$15,961

The aggregate amortization expense related to intangibles was $1,340 and $807 for the three months ended March 31, 2021 and 2020, respectively.

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the three months ended March 31, 2021:

Goodwill
Balance as of December 31, 2020	$28,289
Acquisitions	21,831
Balance as of March 31, 2021	$50,120

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

6. Debt

At March 31, 2021, debt comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
1.0% promissory notes, due 2022	$10,343	$—	$—	$10,343
8.55% term loan, due 2024	42,145	(2,867)	—	39,278
Other notes	600	(117)	—	483
	$53,088	$(2,984)	$—	$50,104

Senior Secured Term Loans

In January 2021, the Company entered into an amendment (the “Runway Amendment”) to the Loan and Security Agreement, dated as of July 22, 2020 (as amended, the “Runway Loan Agreement”), with Runway Growth Credit Fund, Inc., as agent for a syndicate of lenders. Among other things, the Runway Amendment includes a commitment for a supplemental term loan in the aggregate amount of up to $10 million, reduces the interest rate payable on borrowed amounts, reduces certain financial covenants related to minimum revenue and amended the maturity date to December 15, 2024, and eliminates a minimum cash balance requirement of $3,000. Porch did not borrow any additional amounts in connection with entering into the Runway Loan Amendment.

The Runway Loan is a first lien loan secured by any and all properties, rights and assets of the Company with a maturity date of December 15, 2024. Until the Runway Amendment, interest was payable monthly in arrears at a variable rate of interest based on the greater of 0.55% or LIBOR rate (as defined) plus an applicable margin of 8.50% plus 2% of PIK interest. As of December 31, 2020, the calculated interest rate was 11.05%. The Runway Amendment reduced the applicable margin from 8.5% to 8% and eliminated the PIK interest. As of March 31, 2021 the calculated interest rate was 8.55%. Principal payments are required beginning on August 15, 2022 in equal monthly installments through the maturity date. A prepayment fee of 2%, 1.5%, 1% or 0.5% of the outstanding loan amount is due if the loan is repaid prior to the 1st, 2nd, 3rd or 4th anniversary date, respectively. There is a final payment fee of $1,750 or 3.5% of any partial payment, which is reflected as a discount on the loan and is accreted to interest expense using the effective interest method over the term of the loan or until extinguishment of the related loan. Upon a default, the loan is immediately due and payable and bears interest at 5% higher than the applicable loan interest rate. The financial covenants require the Company to maintain minimum revenue of $15,356 in the quarter ended December 31, 2020, and 70% of projected revenue in all future quarters.

As of March 31, 2021, the Company is in compliance with all covenants of the Runway Loan Agreement.

Paycheck Protection Program Loans

In April 2020, the Company entered into a loan agreement with Western Alliance Bank pursuant to the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Company received loan proceeds of $8,139 (the “Porch PPP Loan”). The term of the Porch PPP Loan is two years with a maturity date of April 18, 2022 and bears interest at a fixed rate of 1.00%. Payments of principal and interest on the Porch PPP Loan were deferred for the first nine months of the term of the Porch PPP Loan. Principal and interest are payable monthly, less the amount of any potential forgiveness (discussed below), and the Company may prepay 20% or less at any time prior to maturity with no

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

prepayment penalties, more than 20% will require notice to the lender. The Porch PPP Loan contains customary event of default provisions. As of March 31, 2021, the Company is in compliance with all covenants of the Porch PPP Loan.

All or a portion of the Porch PPP Loan may be forgiven by the SBA and the lender upon application by the Company, if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities (“Qualifying Expenses”). Not more than 25 percent of the Porch PPP Loan may be used for non-payroll costs. The Company believes that it used the proceeds of the Porch PPP Loan for Qualifying Expenses in accordance with the terms of the Porch PPP Loan. The Company submitted an application for forgiveness of the loan in December 2020. However, no assurance is provided that the Company will be able to obtain forgiveness of the Porch PPP Loan in whole or in part. If the loan is forgiven in part or in whole, the Company will reduce the liability by the amount forgiven and record a gain on extinguishment in the consolidated statements of operations. The carrying value of the Porch PPP Loan is $8,317 as of March 31, 2021.

In connection with an acquisition of DataMentors Holdings, LLC d/b/a V12 Data (“V12 Data”) on January 12, 2021 (see Note 9), the Company assumed a loan agreement with Western Alliance Bank pursuant to the Paycheck Protection Program for the amount of $2,026 (the “V12 Data PPP Loan”). The loan has a maturity date of April 19, 2022 and a fixed interest rate of 1%. All other terms are the same as those of the Porch PPP Loan. An application for forgiveness of the loan was submitted in November 2020. However, no assurance is provided that the Company will be able to obtain forgiveness of the loan in whole or in part. As of March 31, 2021, the Company is in compliance with all covenants of the V12 Data PPP Loan.

Other Promissory Notes

In connection with an acquisition on November 2, 2020, the Company issued a promissory note payable to the founder of the acquired entity. The promissory note has an initial principal balance of $750 and a stated interest rate of 0.38% per annum. The promissory note shall be paid in five equal annual installments of $150 each, plus accrued interest commencing on January 21, 2021. As of March 31, 2021, the promissory note had a carrying amount $483.

7. Equity and Warrants

Shares Authorized

As of March 31, 2021, the Company had authorized a total of 410,000,000 shares of stock for issuance, with 400,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock.

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes our fully diluted capital structure at March 31, 2021:

Issued and outstanding common shares	87,355,733
Earnout common shares (Note 1 and Note 8)	4,099,999
Total common shares issued and outstanding	91,455,732
Common shares reserved for future issuance:
Public warrants	537,377
Private warrants	5,700,000
Common stock options outstanding - 2012 Equity Plan	6,199,325
Restricted stock units (Note 8)	1,282,327
2020 Equity Plan pool reserved for future issuance (Note 8)	11,005,115
Total shares of common stock outstanding and reserved for future issuance	116,179,876

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

The Company may call the public warrants for redemption (excluding the private warrants), in whole, at a price of $0.01 per warrant:

●at any time while the public warrants are exercisable,

●upon not less than 30 days’ prior written notice of redemption to each public warrant holder,

●

if, and only if, the last sale price common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders and,

●

if and only if, there is a current registration statement in effect with respect to the issuance of the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The private warrants are identical to the public warrants, except that the private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, as defined in the warrant agreements. If the placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. As of December 31, 2020, 5,700,000 private warrants were held by the initial purchases or their permitted transferees.

The public and private warrants are classified separately on our unaudited condensed consolidated balance sheets due to differences in each instrument’s contractual terms. The public warrants are classified in equity classified financial

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

instruments and are not remeasured periodically. The private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings. See Note 3.

On March 23, 2021, the Company announced that it would redeem all outstanding public warrants on April 16, 2021 pursuant to a provision of the warrant agreement under which the public warrants were issued. During March 2021, certain holders of public warrants exercised their warrants to acquire 8,087,623 shares of common stock at a price of $11.50 per share, resulting in cash proceeds of $89.8 million and a receivable balance of $3.2 million.

8. Stock-Based Compensation

Under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), which replaced the Company’s 2012 Equity Incentive Plan upon the closing of the Merger in December 2020, the employees, directors and consultants of the Company, are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSA”) and RSUs, collectively referred to as “Awards”.

Stock-based compensation consists of expense related to (1) equity awards in the normal course and (2) a secondary market transaction as described below:

	Three months ended
	March 31,
	2021	2020
Secondary market transaction	$1,933	$—
Employee earnout restricted stock	12,373	—
Employee awards	2,529	672
Total operating expenses	$16,835	$672

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

In July 2019, the Company’s CEO and Founder subsequently sold 901,940 shares of legacy Porch.com redeemable convertible preferred stock as an incentive to 11 executives of the Company at the same price at which the shares were initially acquired in the May 2019 transaction, which represents a $2,553 discount to fair value. The original terms stated that the Company had the right to repurchase such shares if certain service vesting conditions and performance conditions are not met. In December 2020, the performance vesting conditions were met, and compensation expense of $1,616 was recorded in 2020 related to these awards, of which $689 was related to former employees and immediately recognized, as there is no continued service vesting requirement, and $927 was related to current employees and recognized as a cumulative catch up related to the portion of the service period satisfied through December 31, 2020. In March 2021, the Porch board of directors (the “Board”) amended the original terms to accelerate the vesting of these awards and remove the Company’s repurchase right with the respect to the shares. The remaining stock compensation of $1,933 related to the award was recognized in March 2021.

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

2020 Equity Incentive Plan

The aggregate number of shares of common stock reserved for future issuance under the 2020 Plan is 11,005,115. The number of shares of common stock available under the 2020 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2021, and continuing until (and including) the calendar year ending December 31, 2030, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Board.

Stock-Based Compensation

Awards granted under the 2020 Plan to employees typically vest 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Other vesting terms are permitted and are determined by the Board. Options have a term of no more than ten years from the date of grant and vested options are generally canceled three months after termination of employment.

During the three months ended March 31, 2021, the Company approved 132,709 RSU’s to various levels of key employees and members of the Board.

Payroll Reduction Program

In March 2020, in response to the adverse impact of COVID-19 on the Company’s operations and financial performance, the Company carried out a variety of measures to reduce cash operating expenses, including the implementation of a partial employee furlough and payroll reduction in exchange for RSUs. During the year ended December 31, 2020, the Company reduced cash payroll costs by $3,979 in exchange for a commitment by the Company to provide up to 2,356,045 RSUs subject to (a) a performance (liquidity) vesting condition and (b) and ongoing employment until March 31, 2021 (or June 30, 2021, for certain awards) in order to be fully vested. The grant of these RSUs was approved by the Board of Directors in June, July, and August 2020 and 2,356,045 were issued during the year ended December 31, 2020. The performance vesting conditions, which were previously considered not probable of achievement were met in December 2020 as a result of the Merger. As a result, a cumulative catch up of $6,506 of compensation expense was recorded in the fourth quarter of 2020.

Compensation cost of $1,105 was recorded during the three months ended March 31, 2021, and $500 is expected to be recorded over the remaining service period in 2021.

Employee Earnout Restricted Stock

Upon the Merger, 1,003,317 restricted common shares, subject to vesting and forfeiture conditions, were issued to employees and service providers pursuant to their holdings of pre-Merger options, RSUs or restricted shares (the “employee earnout shares”). The employee earnout shares were issued in three equal tranches with separate market vesting conditions. One-third of the employee earnout shares will meet the market vesting condition when the closing price of the Company’s common stock is greater than or equal to $18.00 over any 20 trading days within any thirty- consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. The employee earnout shares are forfeited upon termination of an employee’s employment. Upon forfeiture, the forfeited shares will be redistributed to all earnout shareholders. Upon redistribution of earnout shares, the awards will be recorded as new awards. The fair value of the award on the grant date is a weighted average of $12.08 per share and will

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

be recognized as stock compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest.

During the three months ended March 31, 2021, 19,838 shares were forfeited due to employee terminations. This resulted in the grant of 3,918 additional shares to employee holders at a weighted-average grant date fair value of $16.78. During March 2021, 329,132 restricted employee earnout shares were fully vested, as the market condition for vesting was fully satisfied as a result of the Company’s stock price and trading activity. The Company recorded $6,153 in stock compensation expense related to the employee earnout shares in the quarter ended March 31, 2021, and $5,476 is expected to be recorded over the remaining estimated service period in 2021.

CEO Earnout Restricted Stock

Prior to the closing of the Merger, the Company’s CEO and Founder, Matt Ehrlichman was granted a restricted stock award under the 2012 Plan which was converted into an award of 1,000,000 restricted shares of common stock upon the closing of the Merger. The award will vest in one-third installments if certain stock price triggers are achieved within 36-months following the closing of the Merger. One-third of the restricted shares will meet the market vesting condition when the Company’s common stock is greater than or equal to $18.00 over any 20 trading days within any 30 consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. If Mr. Ehrlichman’s employment with the Company is terminated prior to the award being fully vested, then the award will be terminated and canceled, provided that if Mr. Ehrlichman’s employment is terminated by the Company without cause or Mr. Ehrlichman resigns due to good reason (in each case, as defined in the award agreement), the award will remain outstanding and will vest to the extent the stock price triggers are achieved during the 36-month period. The fair value of the award on the grant date is an average of $12.08 per share and will be recognized as stock compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest.

During the three months ended March 31, 2021, 333,333 CEO restricted earnout shares were fully vested, as the market conditions for vesting was fully satisfied as a result of the Company’s stock price and trading activity. The Company recorded $6,228 in stock compensation expense related to the restricted stock award in the quarter ended March 31, 2021, and $5,526 is expected to be recorded over the remaining estimated service period in 2021.

9. Business Combinations

During the three months ended March 31, 2021, the Company completed two business combination transactions. The purpose of each of the acquisitions were to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The aggregate transaction costs associated with these transactions were $401, and are included in general and administrative expenses on the consolidated statements of operations. The results of operations for each acquisition are included in the Company’s consolidated financial statements from the date of acquisition onwards.

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

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the three months ended March 31, 2021:

	Weighted Average Useful Life (in years)	January 12, 2021 Acquisition	Other Acquisitions	Total
Purchase consideration:
Cash		$20,169	$4,000	$24,169
Issuance of common stock		—	1,169	1,169
Contingent consideration		1,410	327	1,737
Total purchase consideration:		$21,579	$5,496	$27,075
Assets:
Cash and cash equivalents		$1,035	$252	$1,287
Current assets		4,939	413	5,352
Property and equipment		996	—	996
Intangible assets:
Customer relationships	9.0	1,650	700	2,350
Acquired technology	4.0	3,525	600	4,125
Trademarks and tradenames	14.0	1,225	350	1,575
Non-competition agreements	2.0	40	15	55
Goodwill		18,262	3,569	21,831
Total assets acquired		31,672	5,899	37,571
Current liabilities		(8,067)	(22)	(8,089)
Long term liabilities		(2,026)	—	(2,026)
Deferred tax liabilities, net		—	(381)	(381)
Net assets acquired		$21,579	$5,496	$27,075

January 12, 2021 Acquisition

On January 12, 2021, the Company acquired V12 Data, an omnichannel marketing platform. The purpose of the acquisition was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. The Company paid $20,169 cash with an additional $1,410 contingent consideration. The contingent consideration is based on the achievement of certain Revenue and EBITDA milestones over the two succeeding years and is paid in cash or common stock at the discretion of the Company. The consideration was paid to the sellers in exchange for net assets of $21,579. Goodwill is expected to be deductible for tax purposes. The transaction costs associated with this acquisition were $274 and are included in general and administrative expenses on the consolidated statements of operations for the quarter ended March 31, 2021.

The fair value of customer relationships was estimated through the income approach using the multi-period excess earnings methodology. The fair value of trade name and trademarks, as well as acquired technology was estimated through the income approach using the relief from royalty methodology. The fair value of the non-competition agreement is derived using the with and without method over the contractual term of the agreement. The fair value of the deferred revenue is derived using the cost-plus-profit method, which presumes that an acquirer of deferred revenue would not pay more than the costs and expenses to fulfill the obligation plus a profit for the effort employed. The weighted-average amortization period for the acquired intangible assets is 7.6 years.

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

Revenue and net loss from the V12 Data acquisition included in the Company’s consolidated statements of operations since January 12, 2021, the date of the acquisition, through March 31, 2021 are $5,580 and $575, respectively.

Unaudited Pro Forma Consolidated Financial Information

The following table summarizes the estimated unaudited pro forma consolidated financial information of the Company as if the V12 Data acquisition had occurred on January 1, 2020:

	March 31,	March 31,
	2021	2020
Revenue	$27,504	$20,974
Net loss	$(65,570)	$(21,264)

The estimated unaudited pro forma information includes adjustments to amortization for intangible assets acquired.

Other Acquisitions

In the first quarter of 2021, the Company completed another acquisition which is not material to the consolidated financial statements. The purpose of the acquisition was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. Goodwill is not expected to be deductible for tax purposes. The transaction costs associated with this acquisition were $126 and are included in general and administrative expenses on the consolidated statements of operations for the year ended March 31, 2021.

10. Commitments and Contingencies

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

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

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

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed a complaint against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. This action is at an early stage in the litigation process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable; however, settlement discussions have progressed with certain plaintiffs. Porch is unable to provide an estimate of the range or amount of potential loss across all claims (if the outcome should be unfavorable); however, Porch has recorded an estimated accrual related to those claims underlying the aforementioned settlement discussions. Porch intends to contest this case vigorously.

Putative Wage and Hours Class Action Proceeding

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Legacy Porch in the State of California during the relevant time period. While this action is still at an early stage in the litigation process, we have recorded an estimated accrual for a contingent loss based on information currently known. The parties have agreed to explore resolution by way of a private non-binding mediation in the summer or fall of 2021, however if such mediations are unsuccessful losses may exceed the amount accrued.

11. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. It has been retrospectively adjusted for all periods prior to the reverse capitalization. The retroactive adjustment is based on the same number of weighted-average shares outstanding in each historical period.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, RSUs, RSAs, convertible notes, earnout shares and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss	$(65,101)	$(18,367)

Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	85,331,575	34,965,300
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.76)	$(0.53)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	2021	2020
Stock options	6,199,325	6,918,406
Restricted stock units and awards	1,282,327	96,550
Legacy Porch warrants	—	3,134,068
Public and private warrants	6,237,377	—
Earnout shares	4,099,999	—
Convertible debt	—	1,034,760

See Note 7 for additional information regarding the terms of the warrants. See Note 8 for additional information regarding stock options and restricted stock.

12. Subsequent Events

(a)	On April 6, 2021, the Company acquired Homeowners of America Holding Corporation (“HOA”), a leading property and casualty insurance company focused on products in the residential homeowner space, in a cash and stock transaction with consideration totaling $106,242 consisting of (i) $83,469 of cash, (ii) $22,773 in common stock, (iii) 500,000 additional shares of common stock subject to the trading price of common stock exceeding $22.50 for 20 out of 30 consecutive trading days in the two (2) year period following the consummation of the HOA acquisition and (iii) a retention pool under the 2020 Porch Group, Inc. Equity Incentive Plan (the “2020 Plan”) of shares of restricted common stock in an amount equal to $510 and up to 100,000 options for acquisition of common stock to retain key employees of HOA, in each case upon the terms and subject to the conditions of the definitive agreement. HOA is a managing general agent (“MGA”) and insurance carrier hybrid with a strong reinsurance strategy that currently operates in six states. The HOA acquisition will enable Porch to offer its own line of homeowner’s insurance alongside its existing insurance agency which partners with many other top insurance carriers and provide consumers with flexibility and choice.
(b)	During April 2021, holders of warrants described in Note 7, exercised their warrants to acquire 2,935,753 shares of common stock at a price of $11.50 per share, resulting in cash proceeds of $33.8 million. During April

PORCH GROUP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2021 and 2020

(all numbers in thousands, except share amounts and unless otherwise stated)

2021, the Company also redeemed all of the public warrants that remained outstanding as of April 16, 2021 for a redemption price of $0.01 per public warrant. In connection with the redemption, the public warrants stopped trading on the Nasdaq Capital Market and were delisted, with the trading halt announced after close of market on April 16, 2021.

PART II —OTHER INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report and the documents incorporated herein by reference contain forward- looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

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

●expansion plans and opportunities, including future acquisitions or additional business combinations;

●costs related to the Merger;

●litigation, complaints, and/or adverse publicity;

●	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;

●privacy and data protection laws, privacy or data breaches, or the loss of data; and

●the impact of the COVID-19 pandemic and its effect on the business and financial conditions of the Company.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in Part II, Item 1A of this report, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 19,2021 and in any of the Company’s subsequent SEC filings. The risks described in these filings are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

Porch is a vertical software platform for the home, providing software and services to approximately 14,000 home services companies, such as home inspectors, moving companies, utility companies, warranty companies, and others. Porch helps these service providers grow their business and improve their customer experience.

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

Throughout the last seven (7) years, Porch has established many partnerships across a number of home-related industries. Porch has also selectively acquired companies which can be efficiently integrated into Porch’s platform. In 2017, we significantly expanded our position in the home inspection industry by acquiring ISN™, a developer of ERP and CRM software for home inspectors. In November 2018, we acquired HireAHelper™, a provider of software and demand for moving companies. In 2019, we acquired a business that connects new homebuyers to utility companies. In 2020, we acquired a moving services technology company, iRoofing, LLC a roofing software company, and two individually immaterial acquisitions. In the first quarter of 2021, we acquired a home inspection integrated customer service and call handling solution company and V12 Data, an omnichannel marketing platform. We will continue to make additional acquisitions that are consistent with our focus on insurance and home services related verticals.

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

For consumers, Porch largely relies on our unique and proprietary relationships with the approximately 14,000 companies using Porch’s software to provide the company with end customer access and introductions. Porch then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. Porch has invested in limited direct-to-consumer (“D2C”) marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

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
●	Average Revenue per Account per Month — Management views Porch’s ability to increase revenue generated from existing customers as a key component of Porch’s growth strategy. Average revenue per account per month in quarter is defined as the average revenue per month generated across all our home services company customer accounts in a quarterly period. Average Revenue per Account per Month in Quarter are derived from all customers and total revenue; not only customers and revenues associated with Porch’s referral network.

The following table summarizes our average companies in quarter and average revenue per account per month for each of the quarterly periods indicated:

	2018	2018	2018	2019	2019	2019	2019	2020	2020	2020	2020	2021
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Average Companies in Quarter	8,520	9,142	9,627	10,199	10,470	10,699	10,972	10,903	10,523	10,792	11,157	13,995
Average Revenue per Account per Month in Quarter	$369	$344	$325	$305	$468	$552	$450	$484	$556	$664	$556	$637

Due to COVID-19, some small companies put their business with the Company on hold which is reflected in lower number of total companies in 2020 and higher average revenue per account.

●	Number of Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs. Porch tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure to measure market penetration with homebuyers and homeowners and Porch’s ability to deliver high-revenue services within those groups. Monetized services per quarter is defined as the total number of unique services from which we generated revenue, including, but not limited to, new insurance customers, completed moving jobs, security installations, TV/internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service — Management believes that shifting the mix of services delivered to homebuyers and home owners toward higher revenue services is a key component of Porch’s growth strategy. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2018	2018	2018	2019	2019	2019	2019	2020	2020	2020	2020	2021
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Monetized Services in Quarter	193,114	188,502	184,645	185,378	205,887	211,190	172,862	152,165	181,520	198,165	169,949	182,779
Revenue per Monetized Service in Quarter	$41	$42	$44	$43	$63	$76	$78	$93	$86	$97	$98	$92

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

Recent Developments

COVID-19 Impact

In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The COVID-19 pandemic and the measures adopted by government entities in response to it have adversely affected Porch’s business operations, which has impacted revenue primarily in the first half of 2020. The impact of the COVID-19 pandemic and related mitigation measures, Porch’s ability to conduct ordinary course business activities has been and may continue to be impaired for an indefinite period of time. The extent of the continuing impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which is uncertain at this time. Porch expects the COVID-19 pandemic to adversely impact future revenue and results of operations, but Porch is unable to predict at this time the size and duration of such adverse impact. At the same time, Porch is observing a recovery in home sales to pre-COVID-19 levels in the second half of 2020, and with them, home inspections and related services.

Comparability of Financial Information

Porch’s future results of operations and financial position may not be comparable to historical results as a result of the Merger.

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, providing software and services to approximately 14,000 home services companies, such as home inspectors, moving companies, utility companies, warranty companies and others. The following are key factors affecting our operating results in 2020 and the three months ended March 31, 2021:

●	Continued investment in growing and expanding our position in the home inspection industry as a result of the 2017 acquisition of ISN™, a developer of ERP and CRM software for home inspectors.
●	Continued investment in growing and expanding our position in providing moving services to consumers as a result of the 2018 acquisition of HireAHelper™, a provider of software and demand for moving companies.
●	Intentionally building operating leverage in the business by growing operating expenses at a slower rate than the growth in revenue. We are specifically increasing economies of scale related to our variable selling costs, Moving Concierge call center operations and product and technology costs.
●	In the first quarter of 2021 the Company invested $22.9 million in cash and $1.2 million in common stock to acquire two companies to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies.
●	In March 2021, a number of holders of public warrants exercised their warrants to acquire approximately 7.8 million shares of common stock, resulting in cash proceeds of $90.2 million.
●	In March 2020, in response to the adverse impact of COVID-19 on the Company’s operations and financial performance, the Company carried out a variety of measures to reduce cash operating expenses, including the implementation of a partial employee furlough and payroll reduction in exchange for RSUs. During the three months ended March 31, 2020, the Company reduced cash payroll costs by approximately $4.0 million in exchange for a commitment by the Company to provide up to 5,015,417 RSUs subject to (a) a performance (liquidity) vesting condition and (b) ongoing employment until March 31, 2021 in order to be fully vested. As the performance vesting conditions were not considered probable of being met during the three months ended March 31, 2020, no compensation expense related to these awards was recorded during that period. In December 2020, these performance vesting conditions were met as a result of the Merger. Compensation cost of $1.1 million is recorded in the three months ended March 31, 2021 related to these RSUs.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of Porch include the accounts of the Company and its consolidated subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM. To date, the Company’s CODM has made such decisions and assessed performance at the Company level.

Components of Results of Operations

Total Revenue

The Company primarily generates revenue from (1) fees received for connecting homeowners to customers in the Company’s referral network, which consist of individual contractors, small businesses, insurance carriers, and large enterprises (“Referral Network Revenue”); (2) fees received for providing home improvement, maintenance and moving services directly to homeowners (“Managed Services Revenue”); and (3) fees received for providing subscription access to the Company’s software platforms, primarily inspection software platform and marketing software and services (“Software and Service Subscription Revenue”). Revenue is recognized when control of the promised services or goods is transferred to our customers and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

In the Referral Network Revenue stream, the Company connects Service Providers with homeowners that meet pre-defined criteria and may be looking for relevant services. Service Providers include a variety of service providers throughout a homeowner’s lifecycle, including plumbers, electricians and roofers, as well as movers, TV/Internet, warranty, insurance carriers, and security monitoring providers. The Company also sells home and auto insurance policies for insurance carriers.

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

Software and Service Subscription Revenue primarily relates to subscriptions to the Company’s home inspector software, marketing software and services, and other vertical software. The Company’s subscription arrangements for this revenue stream do not provide the customer with the right to take possession of the software supporting the cloud-based application services. The Company’s standard subscription contracts are monthly contracts in which pricing is based on a specified price per inspection completed through the software. Marketing software and services are primarily contractual monthly recurring billings. Fees earned for providing access to the subscription software are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the subscription software during the monthly contract term.

Total Costs and Expenses

Operating expenses

Operating expenses are categorized into four categories:

●	Cost of revenue;
●	Selling and marketing;
●	Product and technology; and
●	General and administrative.

The categories of operating expenses include both, cash expenses and non-cash charges, such as stock-based compensation, depreciation and amortization. Depreciation and amortization are recorded in all operating expense categories, and consist of depreciation from property, equipment and software and intangible assets.

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

Critical Accounting Policies and Estimates

The preparation of Porch’s consolidated financial statements in conformity with GAAP requires Porch’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Porch unaudited condensed consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to: estimated variable consideration for services transferred, depreciable lives for property and equipment, acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, and estimates of fair value of debt, warrants, contingent consideration, earnout liability and private warrant liability. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the Porch’s consolidated financial statements.

At least quarterly, we evaluate our estimates and assumptions and make changes accordingly. For information on our significant accounting policies, see Note 1 to the accompanying Porch unaudited condensed consolidated financial statements.

During the three months ended March 31, 2021, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed on May 19, 2021. For a complete discussion of our critical accounting policies, refer to Item 8 in the 2020 Annual Report on Form 10-K/A.

Results of Operations

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

Net loss increased by $46.7 million from $18.4 million for the three months ended March 31, 2020 to $65.1 million for the three months ended March 31, 2021. This change is due to changes in fair value of earnout and private warrant liabilities of $18.8 million and $15.9 million, respectively. Additionally, stock compensation expense included in the net loss for the three months ended March 31, 2021, increased by $16.2 million as compared to the same period in 2020. This was primarily due to $11.6 million of the employee and CEO earnout restricted stock which met the requirements to vest during the three months ended March 31, 2021.

The following table sets forth our historical operating results for the periods indicated:

	Three months ended
	March 31,		$	%
	2021	2020	Change	Change

	(dollar amounts in thousands, except share and per share data)
Revenue	$26,742	$15,074	$11,668	77%
Operating expenses:
Cost of revenue	5,930	4,099	1,831	45%
Selling and marketing	14,638	12,853	1,785	14%
Product and technology	11,789	7,352	4,437	60%
General and administrative	24,016	4,156	19,860	478%
Total operating expenses	56,373	28,460	27,913	98%
Operating loss	(29,631)	(13,386)	(16,245)	121%
Other expense:
Interest expense	(1,223)	(3,086)	1,863	(60)%
Change in fair value of earnout liability	(18,770)	—	(18,770)	NM
Change in fair value of private warrant liability	(15,910)	—	(15,910)	NM
Other expense, net	83	(1,874)	1,957	(104)%
Total other expense, net	(35,820)	(4,960)	(30,860)	622%
Loss before income taxes	(65,451)	(18,346)	(47,105)	257%
Income tax expense	(350)	21	(371)	NM
Net loss	$(65,101)	$(18,367)	$(46,734)	254%

Net loss attributable per share to common stockholders:
Basic	$(0.76)	$(0.53)	$(0.24)	(45)%
Diluted	$(0.76)	$(0.53)	$(0.24)	(45)%
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	85,331,575	34,965,300	50,366,275	144%
Diluted	85,331,575	34,965,300	50,366,275	144%

Revenue

Total revenue increased by $11.7 million, or 77% from $15.1 million in the three months ended March 31, 2020 to $26.7 million in the three months ended March 31, 2021. The increase in revenue in 2021 is driven by acquisitions and organic growth in our moving services, inspection and insurance businesses, which contributed an aggregate of $13.3 million of the revenue, offset by the revenue related to divestitures of $2.5 million. As Porch has grown the number of companies that use our software and services, we have been able to grow our B2B2C (“Business to Business to Consumer”) and move related services revenues.

Cost of Revenue

Cost of revenue increased by $1.8 million, or 45% from $4.1 million in the three months ended March 31, 2020 to $5.9 million in the three months ended March 31, 2021. The increase in the cost of revenue was mostly attributable to the growth in moving services. As a percentage of revenue, cost of revenue represented 22% of revenue in the three months ended March 31, 2021 compared with 27% in the same period in 2020.

Selling and marketing

Selling and marketing expenses increased by $1.8 million, or 14% from $12.9 million in the three months ended March 31, 2020 to $14.6 million in the three months ended March 31, 2021. The increase is due to $3.1 million related to higher selling and marketing costs associated with the growth in our moving, inspection and insurance businesses, as well as the selling and marketing costs of our acquired businesses. This is offset by our divested businesses selling and marketing costs of $1.1 million.

Product and technology

Product and technology expenses increased by $4.4 million, or 60% from $7.4 million in the three months ended March 31, 2020 to $11.8 million in the three months ended March 31, 2021. The increase is due to growth in our moving, insurance and inspection groups, and $1.9 million higher stock compensation charge. As a percentage of revenue, product and technology expenses represented 44% of revenue in the three months ended March 31, 2021 compared with 49% in the same period in 2020.

General and administrative

General and administrative expenses increased by $19.9 million, or 478% from $4.2 million in the three months ended March 31, 2020 to $24 million in the three months ended March 31, 2021, primarily due to increase in stock compensation charge for three months ended March 31, 2021 of $12.2 million. In the three months ended March 31, 2021 the Company incurred costs operating as a public company costs and increased hiring of corporate resources, as well as, approximately $2.2 million of additional legal costs as compared to the same period in 2020, primarily attributable to general legal matters described in Note 10 to the unaudited condensed consolidated financial statements.

Stock-based compensation consists of expense related to (1) equity awards in the normal course of business operations, (2) employee earnout restricted stock (see Note 8) and (3) a secondary market transaction as described below (dollar amounts in thousands).

	Three months ended
	March 31,
	2021	2020
Secondary market transaction	$1,933	$—
Employee earnout restricted stock	12,373	—
Employee awards	2,529	672
Total stock-based compensation expenses	$16,835	$672

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

In July 2019, the Company’s CEO and Founder subsequently sold 901,940 shares of legacy Porch.com redeemable convertible preferred stock as an incentive to 11 executives of the Company at the same price at which the shares were initially acquired in the May 2019 transaction. The Company has the right to repurchase such shares if certain service vesting conditions and performance conditions are not met. In December 2020, the performance vesting conditions were met, and compensation expense of $1.6 million was recorded in 2020 related to these awards. In March 2021, the Board amended the original terms to accelerate the vesting of these awards and remove the Company’s repurchase right with the respect to the shares. The remaining stock compensation of $1.9 million related to the award was recognized in March 2021.

Interest expense, net

Interest expense decreased by $1.9 million, or 60% from $3.1 million in the three months ended March 31, 2020 to $1.2 million in the three months ended March 31, 2021. The decrease was primarily due to decreased interest rates paid during the three months ended March 31, 2021 compared with the three months ended March 31, 2020, as a result of the January 2021 amendment to the Company’s senior secured term loans. Among other terms, this amendment reduced the interest payable from 11.05% to 8.55% (see Note 6). The total level of interest-bearing debt was $50.8 million at January 1, 2021 and $54.1 million at January 1, 2020.

Other expense, net

Other expense, net was $0.1 million income in the three months ended March 31, 2021 and $1.9 million expense in the three months ended March 31, 2020. The decrease in expense of $2.0 million was primarily due to $1.1 million loss on remeasurement of legacy preferred stock warrant liability, $0.5 million loss on remeasurement of debt, and $0.2 million loss on extinguishment of debt in the three months ended March 31, 2020.

Income tax expense (benefit)

Income tax benefit of $0.4 million was recognized for the three months ended March 31, 2021 due to the impact of acquisitions on the Company’s valuation allowance. Income tax expense was not material for the three months ended March 31, 2020. The Company’s effective tax rate in both periods differs substantially from the statutory tax rate primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe that Adjusted EBITDA, a non-GAAP measure which we define below, is useful in evaluating our operational performance distinct and apart from financing costs, certain non-cash expenses and non-operational expenses. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning, budgeting and forecasting purposes and for setting management bonus programs. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the most directly comparable GAAP measure, which is net loss, and a description of the reconciling items and adjustments to derive the non-GAAP measure.

Adjusted EBITDA is defined as net loss adjusted for interest expense; income taxes; total other expenses, net; asset impairment charges; stock-based compensation expense; acquisition-related impacts, including compensation to the sellers that requires future service, amortization of intangible assets, gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, gain or loss on divestitures and certain transaction costs.

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

The following table reconciles net loss to Adjusted EBITDA (loss) for the three months ended March 31, 2021 and the three months ended March 31, 2020, respectively (dollar amounts in thousands):

	March 31,	March 31,
	2021	2020
Net loss	$(65,101)	$(18,367)
Interest expense	1,223	3,086
Income tax (benefit) expense	(350)	21
Depreciation and amortization	2,463	1,789
Other expense, net(1)	(83)	1,874
Non-cash long-lived asset impairment charge	68	167
Non-cash stock-based compensation	16,723	369
Non-cash bonus expense	290	—
Revaluation of contingent consideration	(355)	(80)
Revaluation of earnout liability	18,770	—
Revaluation of private warrant liability	15,910	—
Acquisition and related (income) expense(2)	840	371
Adjusted EBITDA (loss)	$(9,602)	$(10,770)
Adjusted EBITDA (loss) as a percentage of revenue	(36)%	(71)%

(1)	Oher expense, net includes:

	2021	2020
Loss on remeasurement of debt	—	454
Loss on remeasurement of legacy preferred stock warrant liability	—	1,079
Loss on extinguishment of debt, net	—	247
Other, net	(83)	94
	$(83)	$1,874

(2)	Acquisition and related expense includes:

	2021	2020
Acquisition compensation – cash	$—	$14
Acquisition compensation – stock	112	302
Bank fees	4	—
Bonus expense	—	22
Professional fees – accounting	59	—
Professional fees – legal	665	33
	$840	$371

Net loss increased by $46.7 million from $18.4 million for the three months ended March 31, 2020 to $65.1 million for the three months ended March 31, 2021. This change is due to changes in fair value of earnout and private warrant liabilities of $18.8 million and $15.9 million, respectively. Additionally, stock compensation expense included in the net loss for the three months ended March 31, 2021, increased by $16.2 million as compared to the same period in 2020.

Adjusted EBITDA loss for the three months ended March 31, 2021 was $9.6 million, a $1.2 million improvement from Adjusted EBITDA loss of $10.8 million for the same period in 2020. The improvement in Adjusted EBITDA loss is due to the growth in the moving, insurance and inspection groups, as well as no negative impact of the divested businesses in 2020, offset by the increase in general and administrative costs related public company costs, increased hiring for corporate resources and litigation matters.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. On December 23, 2020, the Company received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transactions costs. As of March 31, 2021, the Company had cash and cash equivalents of $222.9 million and $10.4 million of restricted cash representing loan proceeds related to the Paycheck Protection Program Loans.

The Company has incurred losses since its inception, and has an accumulated deficit at March 31, 2021 and December 31, 2020 totaling $382.6 million and $317.5 million, respectively. As of March 31, 2021, and December 31, 2019 the Company had $53.1 million and $50.8 million aggregate principal amount outstanding on term loans and promissory notes, respectively. During 2020, the Company refinanced the existing $40.0 million term loans and received additional loan proceeds of $7.0 million from new senior secured term loans and $8.3 million from the U.S. government pursuant to the Paycheck Protection Program under the CARES Act. In connection with an acquisition on January 12, 2021, the Company assumed another loan pursuant to the Paycheck Protection Program for the amount of $2.0 million. Additionally, in the three months ended March 31, 2021, the company raised approximately $89.8 million from the exercises of public warrants. The Company has used the proceeds from debt and equity principally to fund general operations and acquisitions.

In the three months ended March 31, 2021, the Company spent $22.9 million to acquire several companies, in transactions accounted for as a business combination.

The following table provides a summary of cash flow data for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended
	March 31,		$	%
	2021	2020	Change	Change

	(dollar amounts in thousands)
Net cash used in operating activities	$(22,935)	$(9,638)	$(13,297)	138%
Net cash used in investing activities	(23,714)	(974)	(22,740)	2,335%
Net cash provided by financing activities	72,579	6,254	66,325	1,061%
Change in cash, cash equivalents and restricted cash	$25,930	$(4,358)	$30,288	NM

Three months ended March 31, 2021

Net cash used in operating activities was $22.9 million for the three months ended March 31, 2021. Net cash used in operating activities consists of net loss of $65.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $16.8 million, depreciation and amortization of $2.5 million, non-cash accrued and payment-in-kind interest of $0.3 million, fair value adjustments to earnout liability and private warrant liability of $18.8 million and $15.9 million, respectively. Net changes in working capital were a use of cash of $11.6 million, primarily due to increases in current liabilities.

Net cash used in investing activities was $23.7 million for the three months ended March 31, 2021. Net cash used in investing activities is primarily related to investments to develop internal use software of $0.8 million and acquisitions, net of cash acquired of $22.9 million.

Net cash provided by financing activities was $72.6 million for the three months ended March 31, 2021. Net cash provided by financing activities is primarily related to exercises of warrants and stock option of $89.8 million, offset by shares repurchased to pay income tax withholdings upon vesting of RSUs of $14.6 million and debt repayments of $0.2 million.

Three months ended March 31, 2020

Net cash used in operating activities was $9.6 million for the three months ended March 31, 2020. Net cash used in operating activities consists of net loss of $18.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $0.7 million, depreciation and amortization of $1.8 million, fair value adjustments to debt, warrants and contingent consideration, with combined net losses of $1.7 million, non-cash accrued and payment-in-kind interest of $1.1 million, and loss on sale and impairment of long-lived assets of $0.2 million. Net changes in working capital provided cash of $3.1 million, primarily due to increases in current liabilities.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2020. Net cash used in investing activities is primarily related to investments to develop internal use software of $0.9 million and purchases of property and equipment of $0.1 million.

Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2020. Net cash provided by financing activities is primarily related to proceeds from issuance of redeemable convertible preferred stock of $4.7 million and debt financing of $1.9 million, net of loan repayments of $0.4 million.

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

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements and for the three months ended March 31, 2021 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, and December 31, 2020, we have interest-bearing debt of $53.1 million and $50.8 million. Our senior secured term loans as of March 31, 2021 are variable rate loans that accrue interest at a variable rate of interest based on the greater of 0.55% or LIBOR rate (as defined) plus an applicable margin of 8.0%. As of March 31, 2021, the calculated interest rate is 8.55%.

A one percent (1%) increase in interest rates in our variable rate indebtedness would result in approximately $0.5 million in additional annual interest expense.

Inflation Risk

Porch does not believe that inflation has had, or currently has, a material effect on its business.

Foreign Currency Risk

There was no material foreign currency risk for three months ended March 31, 2021 and the years ended December 31, 2020. Porch’s activities to date have been limited and were conducted in the United States.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021, which is the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of March 31, 2021 due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Annual Report.

Remediation Plan

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

Management initiated the process of implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are continuing to expand and improve our review process for complex securities, transactions, and related accounting standards, including the determination of the appropriate accounting classification of our financial instruments. We plan to further improve this process by implementing additional training of personnel to improve our understanding and documentation that supports effective control operation and will identify third-party professionals with whom to consult regarding the application of complex accounting literature as necessary. These remediation measures may be time consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Kandela Proceeding.   In May 2020, the former owners of Kandela, LLC filed a complaint against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. This action is at an early stage in the litigation process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable; however, settlement discussions have progressed with certain plaintiffs. Porch is unable to provide an estimate of the range or amount of potential loss across all claims (if the outcome should be unfavorable); however, Porch has recorded an estimated accrual related to those claims underlying the aforementioned settlement discussions. Porch intends to contest this case vigorously.

Putative Wage and Hours Class Action Proceeding.    A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Legacy Porch in the State of California during the relevant time period. While this action is still at an early stage in the litigation process, we have recorded an estimated accrual for a contingent loss based on information currently known. The parties have agreed to explore resolution by way of a private non-binding mediation in the summer or fall of 2021, however if such mediations are unsuccessful losses may exceed the amount accrued.

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

Item 1A. Risk Factors

The Company’s risk factors, as of May 19, 2021, have not materially changed from those described in Part 1, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 19, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1*

Agreement and Plan of Merger, dated as of January 13, 2021, by and among Homeowners of America Holding Corporation, Porch Group, Inc., HPAC, Inc. and HOA Securityholder Representative, LLC, solely in its capacity as the Securityholder Representative (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 14, 2021).

2.2*

Membership Interest Purchase Agreement, dated as of January 12, 2021, by and among Porch.com, Inc., Datamentors Intermediate, LLC and Datamentors, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 14, 2021).

10.1

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

10.2**†	Form of Restricted Stock Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan.
10.3**†	Form of Stock Option Agreement under Porch Group, Inc. 2020 Stock Incentive Plan.
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*   Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule and/or exhibit to the SEC upon request.

** Management contract or compensatory plan or arrangement.

†   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 19, 2021

PORCH GROUP, INC.

By:	/s/ Martin L. Heimbigner
Name:	Martin L. Heimbigner
Title:	Chief Financial Officer
(Principal Financial Officer)