Form 10-Q
period 2021-06-30
Porch Group, Inc.
filed 2021-08-16
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of outstanding shares of the Registrant’s Common Stock as of August 12, 2021 was 96,734,221.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PORCH GROUP, INC.

Condensed Consolidated Balance Sheets

(all numbers in thousands, except share amounts)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets
Cash and cash equivalents	$150,201	$196,046
Accounts receivable, net	22,982	4,268
Short-term investments	10,149	—
Reinsurance balance due	307,956	—
Prepaid expenses and other current assets	6,844	4,080
Restricted cash	2,222	11,407
Total current assets	500,354	215,801
Property, equipment, and software, net	7,888	4,593
Goodwill	120,961	28,289
Long-term investments	57,243	—
Intangible assets, net	84,670	15,961
Long-term insurance commissions receivable	6,140	3,365
Other assets	368	378
Total assets	$777,624	$268,387

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,621	$9,203
Accrued expenses and other current liabilities	25,670	9,905
Deferred revenue	162,627	5,208
Refundable customer deposit	2,299	2,664
Current portion of long-term debt	104	4,746
Losses and loss adjustment expense reserves	115,500	—
Other insurance liabilities, current	106,208	—
Total current liabilities	417,029	31,726
Long-term debt	43,834	43,237
Refundable customer deposit, non-current	378	529
Earnout liability, at fair value	47,224	50,238
Private warrant liability, at fair value	34,903	31,534
Other liabilities (includes $2,569 and $3,549 at fair value, respectively)	5,486	3,798
Total liabilities	548,854	161,062
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.0001 par value:	10	8
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 96,293,416 and 81,669,151, respectively
Additional paid-in capital	627,396	424,823
Accumulated other comprehensive income	267	—
Accumulated deficit	(398,903)	(317,506)
Total stockholders’ equity	228,770	107,325
Total liabilities and stockholders’ equity	$777,624	$268,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Operations

(all numbers in thousands, except share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$51,340	$17,122	$78,083	$32,196
Operating expenses(1):
Cost of revenue	19,500	3,792	25,429	7,891
Selling and marketing	23,122	8,787	37,762	21,640
Product and technology	11,050	5,071	22,841	12,423
General and administrative	20,611	5,893	44,625	10,049
Gain on divestiture of businesses	—	(1,442)	—	(1,442)
Total operating expenses	74,283	22,101	130,658	50,561
Operating loss	(22,943)	(4,979)	(52,575)	(18,365)
Other income (expense):
Interest expense	(1,216)	(3,291)	(2,439)	(6,377)
Change in fair value of earnout liability	(4,032)	—	(22,801)	—
Change in fair value of private warrant liability	(4,303)	—	(20,212)	—
Gain on extinguishment of debt	8,243	3,856	8,243	3,609
Investment income and realized gains	387	—	397	—
Other income (expense), net	(165)	(1,841)	(91)	(3,468)
Total other expense	(1,084)	(1,276)	(36,904)	(6,236)
Loss before income taxes	(24,027)	(6,255)	(89,479)	(24,601)
Income tax benefit (expense)	7,731	(3)	8,081	(24)
Net loss	$(16,296)	$(6,258)	$(81,398)	$(24,625)

Net loss attributable per share to common stockholders:
Basic	$(0.17)	$(0.18)	$(0.89)	$(0.70)
Diluted	$(0.17)	$(0.18)	$(0.89)	$(0.70)

Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	95,221,928	35,478,347	91,483,053	35,117,130
Diluted	95,221,928	35,478,347	91,483,053	35,117,130
(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$—	$—	$1	$—
Selling and marketing	1,424	48	3,506	98
Product and technology	1,836	105	4,154	504
General and administrative	3,382	209	15,816	432
	$6,642	$362	$23,477	$1,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(all numbers in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(16,296)	$(6,258)	$(81,398)	$(24,625)
Other comprehensive income:
Current period change in net unrealized gain (loss), net of tax (expense) benefit	267	—	267	—
Change in fair value of convertible promissory notes due to own credit	—	(3,856)	—	—
Comprehensive loss	$(16,029)	$(10,114)	$(81,131)	$(24,625)

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(all numbers in thousands, except share amounts, unaudited)

	`			Additional			Total
		Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders’
		Shares	Amount	Capital	Deficit	Comprehensive Income	Equity (Deficit)
Balances as of December 31, 2019(1)		34,197,822	$3	$203,492	$(263,474)	$—	$(59,979)
Net loss		—	—	—	(18,367)	—	(18,367)
Other comprehensive income		—	—	—	—	3,856	3,856
Stock-based compensation		—	—	672	—	—	672
Issuance of Series C redeemable convertible preferred stock(1)		671,836	—	4,714	—	—	4,714
Conversion of convertible notes to Series C redeemable convertible preferred stock(1)		198,750	—	1,436	—	—	1,436
Vesting of restricted stock awards issued for acquisitions		472,141	—	—	—	—	—
Issuance of common stock warrants		—	—	44	—	—	44
Exercise of stock options		8,409	—	1	—	—	1
Balances as of March 31, 2020		35,548,958	$3	$210,359	$(281,841)	$3,856	$(67,623)
Net loss		—	—	—	(6,258)		(6,258)
Other comprehensive income		—	—	—	—	(3,856)	(3,856)
Stock-based compensation		—	—	362	—		362
Issuance of common stock for acquisitions		11,744	—	39	—	—	39
Exercise of stock options		1,174	—	—	—	—	—
Balances as of June 30, 2020		35,561,876	$3	$210,760	$(288,099)	$—	$(77,336)

Balances as of December 31, 2020		81,669,151	$8	$424,823	$(317,506)	$—	$107,325
Net loss		—	—	—	(65,101)	—	(65,101)
Other comprehensive income		—	—	—	—		—
Stock-based compensation		—	—	4,462	—	—	4,462
Stock-based compensation - earnout		—	—	12,373	—	—	12,373
Issuance of common stock for acquisitions		90,000	—	1,169	—	—	1,169
Reclassification of earnout liability upon vesting		—	—	25,815	—	—	25,815
Vesting of restricted stock units		2,078,102	—	—	—	—	—
Exercise of stock warrants		8,087,623	1	93,007	—	—	93,008
Exercise of stock options		593,106	—	355	—	—	355
Income tax withholdings		(1,062,250)	—	(16,997)	—	—	(16,997)
Transaction costs		—	—	(402)	—	—	(402)
Balances as of March 31, 2021		91,455,732	$9	$544,605	$(382,607)	$—	$162,007
Net loss		—	—	—	(16,296)	—	(16,296)
Other comprehensive income		—	—	—	—	267	267
Stock-based compensation		—	—	2,466	—	—	2,466
Stock-based compensation - earnout		—	—	4,176	—	—	4,176
Issuance of common stock for acquisitions		1,292,441	—	28,372	—	—	28,372
Reclassification of private warrant liability upon exercise		—	—	16,843	—	—	16,843
Vesting of restricted stock units		33,182	—	—	—	—	—
Exercise of stock warrants		2,862,312	1	33,761	—	—	33,762
Exercise of stock options		946,392	—	2,227	—	—	2,227
Income tax withholdings		(296,643)	—	(5,194)	—	—	(5,194)
Transaction costs		—	—	140	—	—	140
Balances as of June 30, 2021		96,293,416	$10	$627,396	$(398,903)	$267	$228,770

(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(all numbers in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(81,398)	$(24,625)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,356	3,386
Loss on sale and impairment of long-lived assets	126	325
Loss (gain) on extinguishment of debt	(8,243)	(3,609)
Loss on remeasurement of debt	—	1,412
Loss (gain) on divestiture of businesses	—	(1,442)
Loss on remeasurement of warrants	20,212	1,999
Loss (gain) on remeasurement of contingent consideration	(314)	1,400
Loss on remeasurement of earnout liability	22,801	—
Stock-based compensation	23,477	1,034
Amortization of premium/accretion of discount, net	654	—
Net realized (gains) losses on investments	—	—
Interest expense (non-cash)	67	2,775
Other	(1,479)	310
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(5,017)	(1,130)
Reinsurance balance due	(94,883)	—
Prepaid expenses and other current assets	1,654	130
Long-term insurance commissions receivable	(2,775)	(984)
Accounts payable	(21,417)	2,723
Accrued expenses and other current liabilities	(3,292)	3,522
Losses and loss adjustment expense reserves	29,655	—
Other insurance liabilities, current	76,474	—
Deferred revenue	15,824	4,320
Refundable customer deposits	(1,273)	(1,506)
Contingent consideration - business combination	—	—
Deferred income tax benefit	(8,153)	—
Other	172	218
Net cash used in operating activities	(30,772)	(9,742)
Cash flows from investing activities:
Purchases of property and equipment	(539)	(62)
Capitalized internal use software development costs	(1,510)	(1,571)
Purchases of short-term and long-term investments	(9,476)	—
Maturities, sales of short-term and long-term investments	8,110	—
Acquisitions, net of cash acquired	(127,883)	—
Net cash used in investing activities	(131,298)	(1,633)
Cash flows from financing activities:
Proceeds from debt issuance, net of fees	—	10,079
Repayments of principal and related fees	(150)	(3,731)
Proceeds from issuance of redeemable convertible preferred stock, net of fees	—	4,714
Proceeds from exercises of warrants	126,772	—
Proceeds from exercises of stock options	2,544	1
Income tax withholdings paid upon vesting of restricted stock units	(22,126)	—
Settlement of contingent consideration related to a business combination	—	—
Net cash provided by financing activities	107,040	11,063
Change in cash, cash equivalents, and restricted cash	$(55,030)	$(312)
Cash, cash equivalents, and restricted cash, beginning of period	$207,453	$7,179
Cash, cash equivalents, and restricted cash end of period	$152,423	$6,867

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(all numbers in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures
Conversion of debt to redeemable convertible preferred stock (non-cash)	$—	$1,436
Cash paid for interest	$1,779	$2,408
Cancelation of a convertible promissory note on divestiture of a business	$—	$2,724
Reduction of earnout liability due to a vesting event	$25,815	$—
Non-cash consideration for acquisitions	$37,792	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group”, “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to home services companies, such as home inspectors, insurance carriers, moving companies, utility companies, warranty companies, and others. Porch helps these service providers grow their business and improve their customer experience. In addition, through these relationships Porch gains access to homebuyers and is able to offer services to make the moving process easier, helping consumers save time and make better decisions about critical services, including insurance, moving, security, TV/internet, home repair and improvement, and more.

On April 5, 2021, the Company acquired Homeowners of America Holding Corporation (“HAHC”), an insurance holding company established to hold insurance entities for the purpose of marketing personal lines insurance products on a national basis. HAHC owns 100% of Homeowners of America Insurance Company (“HAIC”). HAIC is domiciled in Texas, licensed in multiple states and is authorized to write various forms of homeowners insurance. HAHC also owns 100% of Homeowners of America MGA, Inc. (“HAMGA”), a Texas Corporation, formed to provide marketing and claims administration services. Collectively the companies are referred to as Homeowners of America (“HOA”).

The Merger

On July 30, 2020, Porch.com, Inc. (“Legacy Porch”) entered into a definitive agreement (as amended, the “Merger Agreement”) with PropTech Acquisition Corporation (“PTAC”), a special purpose acquisition company, whereby the parties agreed to merge, resulting in the parent of Porch.com, Inc. becoming a publicly-listed company under the name Porch Group, Inc. (“Porch”). This merger (the “Merger”) closed on December 23, 2020, and was accounted for as a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization (“Recapitalization”). The accounting is similar to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Therefore, the net assets of PTAC as of December 23, 2020, were stated at historical cost, and no goodwill or other intangible assets were recorded.

COVID-19 Update

The novel coronavirus disease 2019 (“COVID-19”) and the measures adopted by government entities in response to it have adversely affected Porch’s business operations since March of 2020. The impact of the COVID-19 pandemic and related mitigation on Porch’s ability to conduct ordinary course business activities has been and may continue to be impaired for an indefinite period of time. The extent of the continuing impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which remain uncertain at this time. Porch expects the COVID-19 pandemic to continue to have an uncertain impact on future revenues and results of operations, but is unable to predict the size and duration of such impact.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 19, 2021.The information as of December 31, 2020 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. Certain reclassifications to 2020 balances were made to conform to the current period presentation in the consolidated financial statements.

The unaudited condensed consolidated financial statements included in this Quarterly Report were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for both the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim period or future year.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of adjustments related to (1) unrealized gains and losses on available-for-sale securities, and (2) the effect of the Company’s own credit components on the fair value of certain convertible notes at fair value in accordance with the fair value option (“FVO Notes”).

Each reporting period, the fair value of the FVO Notes is determined and resulting gains and losses from the change in fair value of the FVO Notes associated with the Company’s own credit component is recognized in accumulated other comprehensive income (“AOCI”), while the resulting gains and losses associated with non-credit components are included in the unaudited condensed consolidated statements of operations. The FVO Notes were extinguished during the quarter ended June 30, 2020, resulting in a reversal of the previously recognized gain from the change in fair value of the FVO associated with the Company’s own credit component in AOCI.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis these estimates, which include, but are not limited to, estimated variable consideration for services performed, the allowance for doubtful accounts, depreciable lives for property and equipment, acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, unpaid losses and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, are evaluated by management. Actual results could differ from those estimates, judgments, and assumptions, and to the extent those differences are material, the consolidated financial statements will be affected.

Segment Reporting

The Company operates as a single reportable segment. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the chief operating decision maker (“CODM”) for the purposes of making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer (“CEO”) is the CODM, and to date, the CEO has made such decisions and assessed performance at the aggregated level.

All the Company’s revenue is generated in the United States.

As of June 30, 2021 and December 31, 2020, the Company did not have assets located outside of the United States.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit and fixed- maturity securities, as well as receivable balance in the course of collection.

The Company’s insurance subsidiary has exposure and remains liable in the event of an insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer base companies. No individual reinsurer represented more than 10% of the Company’s insurance subsidiary’s total reinsurance receivables as of the dates or for the periods presented.

Substantially all of the Company’s insurance-related revenues are derived from customers in Texas, Arizona, Georgia, North Carolina, and South Carolina, which could be adversely affected by economic conditions, an increase in competition, or environmental impacts and changes.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash equivalents as of June 30, 2021 includes $314 thousand held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors and $1.9 million related to acquisition indemnification hold backs. Restricted cash as of December 31, 2020 includes $8.4 million related to the Paycheck Protection Program Loans held in escrow with a commercial bank (see Note 7) and a $3.0 million minimum cash balance required by the Company’s senior secured lender.

The reconciliation of cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$150,201	$196,046
Restricted cash and restricted cash equivalents - current	2,222	11,407
Cash, cash equivalents and restricted cash	$152,423	$207,453

Accrued expenses and other current liabilities as of June 30, 2021, include $17.9 million of both claim and general operating expense checks issued in excess of cash book balances, not yet presented for payments.

Investments

The Company’s investments are primarily comprised of short-term certificates of deposit, U.S. Treasury notes, and mortgage-backed securities and are classified as available-for-sale and reported at fair value with unrealized gains and losses included in AOCI. Investments are classified as current or non-current based upon the remaining maturity of the investment. Amortization of premium and accretion of discount are computed using the effective interest method. The amortization of discounts and premiums on mortgage-backed securities takes into consideration actual and future estimated principal prepayments. The Company utilizes estimated prepayment speed information obtained from published sources. The effects of the yield of a security from changes in principal prepayments are recognized prospectively. The degree to which a security is susceptible to yield adjustments is influenced by the difference between its carrying value and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment, and the repayment priority for structured securities.

The Company evaluates whether declines in the fair value of its investments below amortized cost are other-than-temporary. This evaluation includes the Company's ability and intent to hold the security until an expected recovery occurs, the severity and duration of the unrealized loss, as well as all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts, when developing estimates of cash flows expected to be collected.

Realized gains and losses on sales of investments are determined using the specific-identification method.

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable represent amounts due from enterprise customers and other corporate partnerships, as well as due and deferred insurance premiums. Due and deferred premiums consist of uncollateralized premiums and agents’ balances which are in the process of collection as well as premiums earned but not yet due from customers. Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected. The Company estimates allowances for uncollectible receivables based on the credit worthiness of its customers, historical trend analysis, and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at June 30, 2021 and December 31, 2020, was $327 and $249, respectively.

Deferred Policy Acquisition Costs

The Company capitalizes deferred policy acquisitions costs (“DAC”) which consist of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition of new or renewal insurance contracts. DAC are amortized to expense on a straight-line basis over the terms of the policies to which they relate. DAC is also reduced by ceding commissions which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of June 30, 2021, DAC of $3.1 million is included in prepaid expenses and other current assets.

Fair Value of Financial Instruments

Fair value, as defined by the accounting standards, represents the amount at which an asset or liability would be transferred in a current orderly transaction between willing market participants. Emphasis is placed on observable inputs being used to assess fair value. To reflect this approach the standards require a three-tiered fair value hierarchy be applied based on the nature of the inputs used when measuring fair value. The three hierarchical levels of inputs are as follows:

Level 1	Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date;
Level 2

Observable inputs, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. This may include active markets for similar assets and liabilities, quoted prices in markets that are not highly active, or other inputs that are observable or can be corroborated by observable market data; and

Level 3	Unobservable inputs that are arrived at by means other than current observable market activity.

The level of the least observable significant input used in assessing the fair value determines the placement of the entire fair value measurement in the hierarchy. Management’s assessment of the significance of a particular input to the fair value measurement requires the use of judgment specific to the asset or liability.

Losses and Loss Adjustment Expenses Reserves

The liability for losses and loss adjustment expenses (“LAE”) is an estimate of the amounts required to cover known incurred losses and LAE, and is developed through the review and assessment of loss reports, along with the analysis of known claims. These reserves include management’s estimate of the amounts for losses incurred but not reported (“IBNR”), based on evaluation of overall loss reporting patterns as well as the loss development cycles of individual claim cases. Although management believes that the balance of these reserves is adequate, as such liabilities are necessarily dependent on estimates, the ultimate expense may be more or less than the amounts presented. The approach and methods for developing these estimates and for recording the resulting liability are continually reviewed. Any adjustments to this reserve are recognized in the statement of operations. Losses and LAE, less related reinsurance are charged to expense as incurred.

The following table provides the rollforward of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for June 30, 2021:

2021
Losses and LAE reserve at April 5	$84,366
Reinsurance recoverables on losses and LAE	(82,898)
Losses and LAE reserve, net of reinsurance recoverables at April 5	1,468
Net incurred losses and LAE during the current year	31,134
Net claim and LAE payments during the current year	(24,516)
Reserve for losses and LAE, net of reinsurance recoverables, at end of year	8,086
Reinsurance recoverables on losses and LAE	107,414
Losses and LAE reserve at June 30	$115,500

Reinsurance

In the normal course of business, the Company continually monitors its risk exposure and seeks to reduce the overall exposure to losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company only engages quality, financially rated reinsurers and continually monitors the financial ratings of these companies through its brokers. The amount and type of reinsurance employed is based on management’s analysis of liquidity as well as its estimates of probable maximum loss and evaluation of the conditions within the reinsurance market. Reinsurance premiums, expense reimbursements, and reserves related to reinsured business are accounted for on a basis consistent with those used for the original policies issued and the terms of the reinsurance contracts. Premiums paid for reinsurance are recognized as reductions of revenue.

The effects of reinsurance on premiums written and earned were as follows, for the period since the acquisition date of April 5, 2021 to June 30, 2021:

	June 30, 2021
	Written	Earned
Direct premiums	$81,132	$62,352
Ceded premiums	(70,844)	(59,077)
Net premiums	$10,288	$3,275

Other Insurance Liabilities, Current

The following table details the components of other insurance liabilities, current on the condensed consolidated balance sheets:

June 30, 2021
Ceded reinsurance premiums payable	$61,604
Funds held under reinsurance treaty	3,435
Commissions payable, reinsurers and agents	8,402
General and accrued expenses payable	26,006
Advance premiums	6,761
Other Insurance liabilities, current	$106,208

Earnout Shares

Upon the Merger, 6,000,000 restricted common shares, subject to vesting and cancellation provisions, were issued to holders of pre-Merger Porch common stock (the “earnout shares”). The earnout shares were issued in three equal tranches with separate market vesting conditions. One-third of the earnout shares met the market vesting condition when the Company’s common stock had a closing price of greater than or equal to $18.00 over 20 trading days within a thirty-consecutive trading day period (see Note 9). An additional third will vest when the Company’s common stock has a closing price of greater than or equal to $20.00 over the same measurement criteria. The final third will vest when the Company’s common stock has a closing price of greater than or equal to $22.00 over the same measurement criteria. Additional earnout shares may also be issued to earnout stockholders, on a pro rata basis, depending on forfeitures of employee earnout shares that are subject to a continued service vesting condition (see Note 9).

The earnout shares are accounted for as a derivative financial instrument, which is classified as a liability and periodically measured at fair value, with changes in fair value recognized in the statement of operations. Note 4 denotes the beginning and ending balances of the earnout share liability, and activity recognized during the period.

Revenue Recognition

The Company generates its Core Services Revenue from (1) fees received for connecting homeowners to individual contractors, small business service providers and large enterprise service providers, (2) commissions from third-party insurance carriers, and (3) insurance premiums, policy fees and other insurance-related fees generated through its own insurance carrier. The Company’s Managed Services Revenue is generated from fees received for providing select and limited services directly to homeowners. The Company’s Software and Service Subscription Revenue is generated from fees received for providing subscription access to the Company’s software platforms and subscription services across various industries.

Core Services Revenue

Core Services Revenue is generated by the Company connecting third-party service providers (“Service Providers”) with homeowners that meet pre-defined criteria and who may be looking for relevant services. Service Providers represent a broad variety of offerings across the construction and repair, utilities, and other connected services spaces, which includes movers, TV/Internet, warranties, security monitoring providers, plumbers, electricians, roofers, et al. The Company also connects homeowners with home and auto insurance policies from third-party insurance carriers, and in April 2021, began providing various forms of homeowners insurance through its own insurance carrier and managing general agency.

Revenue generated from Service Providers is recognized at a point in time upon the connection of a homeowner to the Service Provider, at which point the Company’s performance obligation has been satisfied. The transaction price is generally either a fixed price per qualifying lead or activated service, or a percentage of the revenue the Service Provider ultimately generates through the homeowner connection. When the revenue to which the Company is entitled is based on the amount of revenue the Service Provider generates from the homeowner, the transaction price is considered variable and an estimate of the constrained transaction price is recorded by the Company upon delivery of the lead or upon the activation of the service.

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

In January 2020, the Company, through its wholly-owned subsidiary and licensed insurance agency, Elite Insurance Group (“EIG”), began selling homeowner and auto insurance policies for third-party insurance carriers. The transaction price for these arrangements is the estimated lifetime value (“LTV”) of the commissions to be paid by the third-party carrier for the policies sold. The LTV represents fixed first-year commission upon sale of the policy as well as the estimated variable future renewal commissions expected. The Company constrains the transaction price based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. After a policy is sold to an insurance carrier, the Company has no additional or ongoing contractual obligation to the policyholder or insurance carrier.

The Company estimates LTV by evaluating various factors, including commission rates for specific carriers and estimated average plan duration based on insurance carrier and market data related to policy renewals for similar insurance policies. On a quarterly basis, management reviews and monitors changes in the data used to estimate LTV as well as the cash received for each policy type compared to original estimates. The Company analyzes these fluctuations and, to the extent it identifies changes in estimates of the cash commission collections that it believes are indicative of an increase or decrease to prior period LTVs, the Company will adjust LTV for the affected policies at the time such determination is made. Changes in LTV may result in an increase or a decrease to revenue. Changes to the estimated variable consideration were not material for the periods presented.

Starting in April 2021, through the newly-acquired HOA, the Company is authorized to write various forms of homeowners insurance. Insurance-related revenues included in Core Services Revenue primarily relate to premiums, policy fees, excess ceding commissions and reinsurance profit share, and loss adjustment income. Premiums are recognized as revenue on a daily pro rata basis of the policy term. The portion of premiums related to the unexpired term of policies in force as of the end of the measurement period and to be earned over the remaining term of these policies, is deferred and reported as deferred revenue.

Policy fees are collected by HAMGA and include application fees, which are intended to offset the costs incurred in establishing the insurance policy. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written.

Excess ceding commissions represent the commissions from reinsurers in excess of the portion which represents the reimbursement of acquisition costs associated with insurance risk ceded to reinsurers and is earned on a pro-rata basis over the life of the insurance policy. Reinsurance profit share is additional ceding commissions payable to the Company based on attaining specified loss ratios within individual treaty years. Reinsurance profit share income is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses.

Loss adjustment fee income is recognized when the claim file is opened, and other fee income is recognized when the related service is performed.

Managed Services Revenue

Managed services revenue includes fees earned from providing a variety of services directly to the homeowner, including handyman and moving services. The Company generally invoices for managed services projects on a fixed fee or time and materials basis. The transaction price represents the contractually agreed upon price with the end customer for providing the respective service. Revenue is recognized as services are performed based on an output measure of progress, which is generally over a short duration (e.g., same day). Fees earned for providing managed services projects are non-refundable and there is generally no right of return.

The Company acts as the principal in managed services revenue as it is primarily responsible to the end customer for providing the service, has a level of discretion in establishing pricing, and controls the service prior to providing it to the end customer. This control is evidenced by the ability to identify, select, and direct the service provider that provides the ultimate service to end customers.

Software and Service Subscription Revenue

Software and Service Subscription Revenue is primarily generated from the vertical software sold to home inspectors and other home services companies. The Company does not provide the customer with the right to take possession of any part of the software supporting the cloud-based application services. However, the Company does provide certain data analytics and marketing services under subscription contracts. The Company’s standard subscription contracts are monthly contracts in which pricing is based on a specified volume of activity completed through the software. Fees earned for providing access to the subscription software and services are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the subscription software and services during the monthly contract term.

Income Taxes

Provisions for income taxes for the three months ended June 30, 2021 and 2020 were $7.7 million benefit and $3 thousand expense, respectively, and the effective tax rates for these periods were 30.94% and (0.11%), respectively. The difference between the Company’s effective tax rates for the 2021 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred assets and the impact of acquisitions on the Company’s valuation allowance. The difference between the Company’s effective tax rates for the 2020 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Other income (expense), net

The following table details the components of other income (expense), net on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss on remeasurement of debt	$—	$(958)	$—	$(1,412)
Loss on remeasurement of legacy preferred stock warrant liability	—	(920)	—	(1,999)
Other, net	(165)	37	(91)	(57)
	$(165)	$(1,841)	$(91)	$(3,468)

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In accordance with the JOBS Act, the Company previously elected to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. As of June 30, 2021, the last business day of the second fiscal quarter, the Company met certain thresholds for qualification as a “large accelerated filer” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Therefore, the Company expects to lose EGC status as of December 31, 2021. The impact of this change in filing status includes being subject to the requirements of large accelerated filers, which includes shortened filing timelines, no delayed adoption of certain accounting standards, and attestation of the Company’s internal control over financial reporting by its independent auditor.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard is effective for non-public companies for reporting periods beginning after December 15, 2021 and early adoption is permitted. The comprehensive new standard will amend and supersede existing lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In the event the Company no longer qualifies as an emerging growth company, it will no longer qualify for the deferral of the effective date available for emerging growth companies. The Company is currently evaluating the impact that adoption will have on the consolidated balance sheets, statements of operations, and statements of cash flows and expects that the adoption of the ASU will increase assets and liabilities related to the Company’s operating leases on the consolidated balance sheets. The Company estimates that as of June 30, 2021, the adoption of Topic 842 would increase the Company’s total assets reflecting right of use asset of approximately $4.0 million and total liabilities reflecting the lease obligation payable of approximately $4.0 million.

2. Revenue

Disaggregation of Revenue

Total revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Core services revenue	$28,684	$11,709	$39,708	$20,837
Managed services revenue	9,669	3,698	14,314	7,833
Software and service subscription revenue	12,987	1,715	24,061	3,526
Total revenue	$51,340	$17,122	$78,083	$32,196

Revenue from Divested Businesses

There were no divestitures during the three months and six months ended June 30, 2021. Total revenue reported includes revenue from divested businesses of $1.8 million and $4.3 million for the three months ended June 30, 2020 and six months ended June 30, 2021 and 2020, respectively.

Contracts with Customers

Contract Assets - Long-term Insurance Commissions Receivable

A summary of the activity impacting the contract assets during the six months ended June 30, 2021 is presented below:

Contract Assets
Balance at December 31, 2020	$3,529
Estimated lifetime value of insurance policies sold by carriers	3,816
Cash receipts	(966)
Balance at June 30, 2021	$6,379

As of June 30, 2021, $239 of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the consolidated balance sheets. The remaining $6,140 of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the consolidated balance sheets.

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

A summary of the activity impacting the contract liabilities during the six months ended June 30, 2021 is presented below:

Contract
Liabilities
Balance at December 31, 2020	$3,193
Additions to contract liabilities	966
Additions to contract liabilities – significant financing component interest	110
Contract liabilities transferred to revenue	(1,592)
Balance at June 30, 2021	$2,677

As of June 30, 2021, $2,299 of contract liabilities are expected to be transferred to revenue within the next 12 months and therefore are included in current refundable customer deposits on the unaudited condensed consolidated balance sheets. The remaining $378 of contract liabilities are expected to be transferred to revenue over the remaining term of the contract and are included in refundable customer deposits, non-current on the unaudited condensed consolidated balance sheets.

Deferred Revenue

Timing may differ between the satisfaction of performance obligations and collection of amounts from customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent the amounts relate to services or coverage performed by the Company over time, these liabilities are classified as deferred revenue. If the amounts collected related to a point in time obligation which has yet to be performed, these liabilities are classified as refundable customer deposits.

A summary of the activity impacting deferred revenue balances related to contracts with customers during the six months ended June 30, 2021 is presented below:

Deferred
Revenue
Balance at December 31, 2020	$5,208
Revenue recognized	(16,759)
Additional amounts deferred	32,842
Impact of acquisitions	141,336
Balance at June 30, 2021	$162,627

Deferred revenue presented on the Company’s condensed consolidated balance sheet includes $148.9 million and $10.0 million of unearned premiums and unearned ceding commissions, respectively.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts primarily include performance obligations that are recorded in the consolidated balance sheets as deferred revenue. The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the condensed consolidated balance sheets, is immaterial as of June 30, 2021 and December 31, 2020.

The Company has applied the practical expedients provided for in the accounting standards, and does not present unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed. Additionally, the Company excludes amounts related to performance obligations that are billed and recognized as they are delivered.

3. Investments

The following table provides the Company’s investment income, and realized gains on investments for 2021:

Investment income	$429
Realized gains on investments	$20
Realized losses on investments	$(52)

The following table provides the amortized cost, fair value and unrealized gains and (losses) of the Company’s investment securities:

	June 30, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. treasury - held as restricted	$1,288	$—	$(2)	$1,286
U.S. government obligations	4,280	—	(3)	4,277
Obligations of states, municipalities and political subdivisions	3,880	17	(3)	3,894
Industrial and miscellaneous	36,613	271	(16)	36,868
Residential and commercial mortgage-backed securities	15,578	80	(36)	15,622
Other loan-backed and structured securities	5,437	15	(7)	5,445
Total debt securities	$67,076	$383	$(67)	$67,392

The amortized cost and fair value of securities at June 30, 2021, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$8,513	$8,509
Due after one year through five years	22,041	22,092
Due after five years through ten years	13,536	13,719
Due after ten years	1,971	2,005
Residential and commercial mortgage-backed securities	15,578	15,622
Other loan-backed and structured securities	5,437	5,445
Total	$67,076	$67,392

Other-than-temporary Impairment (“OTTI”)

The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

-	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
-	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;
-	general market conditions and industry or sector specific factors;
-	nonpayment by the issuer of its contractually obligated interest and principal payments; and
-	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss position at June 30, 2021, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At June 30, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. treasury - held as restricted	$(2)	$673	$—	$—	$(2)	$673
U.S. government obligations	(3)	1,473	—	—	(3)	1,473
Obligations of states, municipalities and political subdivisions	(3)	1,113	—	—	(3)	1,113
Industrial and miscellaneous	(16)	11,472	—	—	(16)	11,472
Residential and commercial mortgage-backed securities	(36)	8,805	—	—	(36)	8,805
Other loan-backed and structured securities	(7)	3,073	—	—	(7)	3,073
Total securities	$(67)	$26,609	$—	$—	$(67)	$26,609

At June 30, 2021, there were 194 securities in an unrealized loss position. Of these securities, there were none that had been in an unrealized loss position for 12 months or longer.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at June 30, 2021.

4. Fair Value

The following table details the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2021
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$12,321	$—	$—	$12,321
Restricted money market mutual funds	314	—	—	314
Debt securities:	—	—	—	—
U.S. treasury - held as restricted	1,286	—	—	1,286
U.S. government obligations	4,277	—	—	4,277
Obligations of states and municipalities	—	3,894		3,894
Industrial and miscellaneous	—	36,868		36,868
Residential and commercial mortgage-backed securities	—	15,623	—	15,623
Other loan-backed and structured securities	—	5,445	—	5,445
	$18,198	$61,830	$—	$80,028
Liabilities
Contingent consideration - business combinations	$—	$—	$2,569	$2,569
Contingent consideration - earnout	—	—	47,224	47,224
Private warrant liability	—	—	34,903	34,903
	$—	$—	$84,696	$84,696

	Fair Value Measurement at December 31, 2020
				Total
	Level 1	Level 2	Level 3	Fair Value
Contingent consideration - business combinations	$—	$—	$3,549	$3,549
Contingent consideration - earnout	—	—	50,238	50,238
Private warrant liability	—	—	31,534	31,534
	$—	$—	$85,321	$85,321

Financial Assets

Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included as a Level 1 measurement in the table above. The fair values for available-for-sale fixed-maturity securities are based upon prices provided by an independent pricing service. The Company has reviewed these prices for reasonableness and has not adjusted any prices received from the independent provider. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2.

Contingent Consideration – Business Combinations

The Company estimated the fair value of the business combination contingent consideration that is triggered by EBITDA or revenue milestones, which related to certain 2021 acquisitions, using the Monte Carlo simulation method. The fair value is based on the simulated revenue and net income of the Company over the maturity date of the contingent consideration. As of June 30, 2021, the key inputs used in the determination of the combined fair value of $1,714 included volatility of 41.7% to 77.0%, discount rate of 24.2% to 26.0% and weighted-average cost of capital of 26.0% .

The Company estimated the fair value of the business combination contingent consideration that is triggered by stock price milestones, which related to certain 2020 acquisitions, using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of June 30, 2021, the key inputs used in the determination of the fair value of $8.55 thousand included current stock price of $19.34, strike price of $20.00, discount rate of 5.3% and volatility of 70%. As of December 31, 2020, the key inputs used in the determination of the fair value of $1,749 included current price of $14.27, strike price of $20.00, discount rate of 9% and volatility of 60%.

The Company estimated the fair value of the 2018 business combination contingent consideration using a variation of the income approach known as the real options method. The fair value is based on the present value of the contingent payments to be made using a weighted probability of possible payments. In January 2021, the 2018 business combination contingent consideration was settled in full for a cash payment of $2,063. As of December 31, 2020, the key inputs used in the determination of fair value of $1,800 include projected revenues and expenses, discount rate of 9.96% to 9.98%, revenue volatility of 18.0% and weighted-average cost of capital of 21.5%.

Contingent Consideration - Earnout

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by the certain employee forfeitures. As of June 30, 2021, the key inputs used in the determination of the fair value included exercise price of $20 and $22, volatility of 65%, forfeiture rate of 15% and stock price of $19.34. As of December 31, 2020, the key inputs used in the determination of the fair value included exercise price of $18, $20 and $22, volatility of 60%, forfeiture rate of 16% and stock price of $14.27.

Private Warrants

The Company estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of June 30, 2021, the key inputs used in the determination of the fair value included exercise price of $11.50, expected volatility of 52%, remaining contractual term of 4.48 years, and stock price of $19.34. As of December 31, 2020, the key inputs used in the determination of the fair value included exercise price of $11.50, expected volatility of 35%, remaining contractual term of 4.98 years, and stock price of $14.27.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2021	$50,238	$3,549	$31,534
Additions	—	1,737	—
Settlements	(25,815)	(2,062)	—
Change in fair value, loss (gain) included in net loss(1)	18,770	(355)	15,910
Fair value as of March 31, 2021	$43,193	$2,869	$47,444
Additions	—	—	—
Settlements	—	—	(16,843)
Change in fair value, loss (gain) included in net loss(1)	4,031	(300)	4,302
Fair value as of June 30, 2021	$47,224	$2,569	$34,903

	Redeemable		Contingent
	Convertible		Consideration -
	Preferred Stock		Business
	Warrants	FVO Notes	Combinations
Fair value as of January 1, 2020	$6,684	$11,659	$100
Additions	—	—	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	1,214	454	(80)
Change in fair value, (gain) included in other comprehensive income	—	(3,856)	—
Fair value as of March 31, 2020	$7,898	$8,257	$20
Additions	—	—	—
Settlements	—	(2,724)	—
Change in fair value, loss (gain) included in net loss(1)	785	(2,898)	1,480
Change in fair value, (gain) included in other comprehensive income	—	3,856	—
Fair value as of June 30, 2020	$8,683	$6,491	$1,500

(1)	Changes in fair value of the redeemable convertible stock warrants and FVO Notes are included in other income (expense), net, and changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the unaudited condensed consolidated statements of operations.

Fair Value Disclosure

The fair value of debt approximates the unpaid principal balance and is considered a Level 2 measurement. See Note 7.

5. Property, Equipment, and Software

Property, equipment, and software net, consists of the following:

	June 30,	December 31,
	2021	2020
Software and computer equipment	$1,928	$1,381
Furniture, office equipment, and other	1,526	567
Internally developed software	17,671	10,741
Leasehold improvements	1,351	1,112
	22,476	13,801
Less: Accumulated depreciation and amortization	(14,588)	(9,208)
Property, equipment, and software, net	$7,888	$4,593

Depreciation and amortization expense related to property, equipment, and software was $1,174 and $935 for the three months ended June 30, 2021 and 2020, respectively, and $2,296 and $1,917 for the six months ended June 30, 2021 and 2020, respectively.

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization, and consist of the following, as of June 30, 2021:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	10.0	$45,890	$(3,603)	$42,287
Acquired technology	6.0	19,583	(7,057)	12,526
Trademarks and tradenames	11.0	18,375	(1,511)	16,864
Non-compete agreements	2.0	370	(110)	260
Value of business acquired	1.0	400	(94)	306
Renewal rights	8.0	7,692	(225)	7,467
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$97,270	$(12,600)	$84,670

Intangible assets consist of the following, as of December 31, 2020:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	7.0	$8,440	$(2,173)	$6,267
Acquired technology	6.0	12,170	(5,481)	6,689
Trademarks and tradenames	9.0	3,688	(893)	2,795
Non-compete agreements	2.0	225	(15)	210
Total intangible assets		$24,523	$(8,562)	$15,961

The aggregate amortization expense related to intangibles was $2,720 and $662 for the three months ended June 30, 2021 and 2020, respectively, and $4,060 and $1,469 for the six months ended June 30, 2021 and 2020, respectively.

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the six months ended June 30, 2021:

Goodwill
Balance as of December 31, 2020	$28,289
Acquisitions	92,672
Balance as of June 30, 2021	$120,961

7. Debt

At June 30, 2021, debt comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
8.55% term loan, due 2024	42,145	(755)	(1,892)	39,498
Line of credit, due 2022	3,944	—	—	3,944
Other notes	600	(104)	—	496
	$46,689	$(859)	$(1,892)	$43,938

Senior Secured Term Loans

In January 2021, the Company entered into an amendment (the “Runway Amendment”) to the Loan and Security Agreement, dated as of July 22, 2020 (as amended, the “Runway Loan Agreement”), with Runway Growth Credit Fund, Inc., as agent for a syndicate of lenders. Among other things, the Runway Amendment includes a commitment for a supplemental term loan in the aggregate amount of up to $10.0 million, a reduction in the interest rate payable on borrowed amounts, a reduction to certain financial covenants related to minimum revenue, as well as amends the maturity date to December 15, 2024, and eliminates a minimum cash balance requirement of $3.0 million. Porch did not borrow any additional amounts in connection with entering into the Runway Loan Amendment.

The Runway Loan is a first lien loan secured by any and all properties, rights and assets of the Company with a maturity date of December 15, 2024. Until the Runway Amendment, interest was payable monthly in arrears at a variable rate of interest based on the greater of 0.55% or LIBOR rate (as defined) plus an applicable margin of 8.50% plus 2% of PIK interest. As of December 31, 2020, the calculated interest rate was 11.05%. The Runway Amendment reduced the applicable margin from 8.5% to 8% and eliminated the PIK interest. As of June 30, 2021 the calculated interest rate was 8.55%. Principal payments are required beginning on August 15, 2022 in equal monthly installments through the maturity date. A prepayment fee of 2%, 1.5%, 1% or 0.5% of the outstanding loan amount is due if the loan is repaid prior to the 1st, 2nd, 3rd or 4th anniversary date, respectively. There is a final payment fee of $1,750 or 3.5% of any partial payment, which is reflected as a discount on the loan and is accreted to interest expense using the effective interest method over the term of the loan or until extinguishment of the related loan. Upon a default, the loan is immediately due and payable and bears interest at 5% higher than the applicable loan interest rate. The financial covenants require the Company to maintain minimum revenue of $15.4 million in the quarter ended December 31, 2020, and 70% of projected revenue in all future quarters.

As of June 30, 2021, the Company is in compliance with all covenants of the Runway Loan Agreement.

Paycheck Protection Program Loans

In April 2020, the Company entered into a loan agreement with Western Alliance Bank pursuant to the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Company received loan proceeds of $8.1 million (the “Porch PPP Loan”). The term of the Porch PPP Loan was two years with a maturity date of April 18, 2022 and bore interest at a fixed rate of 1.00%. Payments of principal and interest on the Porch PPP Loan were deferred for the first nine months of the term of the Porch PPP Loan. Principal and interest were payable monthly, less the amount of any potential forgiveness. The Company submitted an application for forgiveness of the loan in December 2020, and in June 2021 the loan was forgiven in whole. As a result, the outstanding principal balance of $8.1 million and unpaid interest of $91 were written off and the Company recorded a gain on extinguishment in the consolidated statements of operations.

In connection with an acquisition of DataMentors Holdings, LLC d/b/a V12 Data (“V12 Data”) on January 12, 2021 (see Note 10), the Company assumed a loan agreement with Western Alliance Bank pursuant to the Paycheck Protection Program for the amount of $2.0 million (the “V12 Data PPP Loan”). The loan had a maturity date of April 19, 2022 and a fixed interest rate of 1%. All other terms were the same as those of the Porch PPP Loan. An application for forgiveness of the loan was submitted in November 2020, and in June 2021 the loan was forgiven in whole. In accordance with the terms of the purchase agreement, the restricted cash held in escrow will be provided to the seller as consideration for the transaction and no gain will be recorded in the consolidated statements of operations for this extinguishment. The balance of this payable remained in restricted cash as of June 30, 2021.

Line of Credit

In connection with the acquisition of HOA on April 5, 2021, the Company assumed a $5.0 million revolving line of credit (“RLOC”) with Legacy Texas Bank that had an outstanding balance of $3.9 million. Outstanding balances under the RLOC bear interest at the Wall Street Journal Prime + 0% and mature on November 16, 2022. In addition, the Company pays 0.25% per annum of the daily-unused portion of the RLOC.

Collateral for the RLOC includes all assets of HAHC and its subsidiaries as well as the stock of HAIC. The credit agreement is subject to standard financial covenants and reporting requirements. At June 30, 2021, the Company was in compliance with all required covenants. Outstanding borrowings on the RLOC at June 30, 2021 were $4.0 million. These borrowings were utilized primarily to increase HAIC’s capital surplus.

Term Loan Facility

In connection with HOA acquisition on April 5, 2021, the Company assumed a nine-year, $10.0 million term loan facility with a local bank. As of June 30, 2021 the Company has made no borrowings on the term loan facility.

Other Promissory Notes

In connection with an acquisition on November 2, 2020, the Company issued a promissory note payable to the founder of the acquired entity. The promissory note has an initial principal balance of $750 thousand and a stated interest rate of 0.38% per annum. The promissory note shall be paid in five equal annual installments of $150 thousand each, plus accrued interest commencing on January 21, 2021.

8. Equity and Warrants

Shares Authorized

As of June 30, 2021, the Company had authorized a total of 410,000,000 shares of stock for issuance, with 400,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock.

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes our fully diluted capital structure at June 30, 2021:

Issued and outstanding common shares	92,193,417
Earnout common shares (Note 1 and Note 9)	4,099,999
Total common shares issued and outstanding	96,293,416
Common shares reserved for future issuance:
Public warrants	—
Private warrants	3,125,154
Common stock options outstanding - 2012 Equity Plan	5,514,174
Restricted stock units (Note 9)	1,637,495
2020 Equity Plan pool reserved for future issuance (Note 9)	10,105,864
Total shares of common stock outstanding and reserved for future issuance	116,676,103

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

The private warrants are identical to the public warrants, except that the private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, as defined in the warrant agreements. If the placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. 5,700,000 and 3,125,154 private warrants were held as of December 31, 2020 and June 30, 2021, respectively, by the initial purchases or their permitted transferees.

The public and private warrants are classified separately on our condensed consolidated balance sheets due to differences in each instrument’s contractual terms. The public warrants are classified in equity classified financial instruments and are not remeasured periodically. The private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings. See Note 4.

On March 23, 2021, the Company announced that it would redeem all outstanding public warrants on April 16, 2021 pursuant to a provision of the warrant agreement under which the public warrants were issued. During March 2021, certain holders of public warrants exercised their warrants to acquire 8,087,623 shares of common stock at a price of $11.50 per share, resulting in cash proceeds of $89.8 million in March and $3.2 million in April.

During April 2021, certain warrant holders exercised their warrants to acquire 2,935,753 shares of common stock at a price of $11.50 per share, resulting in cash proceeds of $33.8 million. During April 2021, the Company also redeemed all of the public warrants that remained outstanding as of April 16, 2021 for a redemption price of $0.01 per public warrant. In connection with the redemption, the public warrants stopped trading on the Nasdaq Capital Market and were delisted, with the trading halt announced after close of market on April 16, 2021.

9. Stock-Based Compensation

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

Stock-based compensation consists of expense related to (1) equity awards in the normal course and (2) a secondary market transaction as described below:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Secondary market transaction	$—	$—	$1,933	$—
Employee earnout restricted stock	4,176	—	16,549	—
Employee awards	2,466	362	4,995	1,034
Total operating expenses	$6,642	$362	$23,477	$1,034

2019 Secondary Stock Transactions

In May 2019, the Company’s CEO and Founder purchased a total of 7,559,047 shares of legacy Porch.com redeemable convertible preferred stock from an existing investor for an aggregate purchase price of $4.0 million ($0.53 per legacy Porch.com share). The Company determined that the purchase price was below fair value of such shares and as result recorded compensation expense of $33.2 million in general and administrative expense for the difference between the purchase price and fair value, in accordance with the accounting standards.

In July 2019, the Company’s CEO and Founder subsequently sold 901,940 shares of legacy Porch.com redeemable convertible preferred stock as an incentive to 11 executives of the Company at the same price at which the shares were initially acquired in the May 2019 transaction, which represents a $2.6 million discount to fair value. The original terms stated that the Company had the right to repurchase such shares if certain service vesting conditions and performance conditions are not met. In December 2020, the performance vesting conditions were met, and compensation expense of $1.6 million was recorded in 2020 related to these awards, of which $0.7 million was related to former employees and immediately recognized, as there is no continued service vesting requirement, and $0.9 million was related to current employees and recognized as a cumulative catch up related to the portion of the service period satisfied through December 31, 2020. In March 2021, the Porch board of directors (the “Board”) amended the original terms to accelerate the vesting of these awards and remove the Company’s repurchase right with the respect to the shares. The remaining stock compensation of $1.9 million related to the award was recognized in March 2021.

2020 Equity Incentive Plan

The aggregate number of shares of common stock reserved for future issuance under the 2020 Plan is 10,105,864. The number of shares of common stock available under the 2020 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2021, and continuing until (and including) the calendar year ending December 31, 2030, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Board.

Stock-Based Compensation

Awards granted under the 2020 Plan to employees typically vest 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Other vesting terms are permitted as determined by the Board. Options have a term of no more than ten years from the date of grant and vested options are generally canceled three months after termination of employment.

During the six months ended June 30, 2021, the Company approved 747,689 RSU’s and 284,271 stock options to various levels of key employees and members of the Board.

Payroll Reduction Program

In March 2020, in response to the adverse impact of COVID-19 on the Company’s operations and financial performance, the Company carried out a variety of measures to reduce cash operating expenses, including the implementation of a partial employee furlough and payroll reduction in exchange for RSUs. During the year ended December 31, 2020, the Company reduced cash payroll costs by $4.0 million in exchange for a commitment by the Company to provide up to 2,356,045 RSUs subject to (a) a performance (liquidity) vesting condition and (b) and ongoing employment until March 31, 2021 (or June 30, 2021, for certain awards) in order to be fully vested. The grant of these RSUs was approved by the Board of Directors in June, July, and August 2020 and 2,356,045 were issued during the year ended December 31, 2020. The performance vesting conditions, which were previously considered not probable of achievement were met in December 2020 as a result of the Merger. As a result, a cumulative catch up of $6.5 million of compensation expense was recorded in the fourth quarter of 2020.

Compensation cost of $1,605 was recorded during the six months ended June 30, 2021, and no additional cost is expected to be recorded over the remaining service period in 2021.

Employee Earnout Restricted Stock

Upon the Merger, 1,003,317 restricted common shares, subject to vesting and forfeiture conditions, were issued to employees and service providers pursuant to their holdings of pre-Merger options, RSUs or restricted shares (the “employee earnout shares”). The employee earnout shares were issued in three equal tranches with separate market vesting conditions. One-third of the employee earnout shares will meet the market vesting condition when the closing price of the Company’s common stock is greater than or equal to $18.00 over any 20 trading days within any thirty- consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. The employee earnout shares are forfeited upon termination of an employee’s employment. Upon forfeiture, the forfeited shares will be redistributed to all earnout stockholders. Upon redistribution of earnout shares, the awards will be recorded as new awards. The fair value of the award on the grant date is a weighted average of $12.08 per share and will be recognized as stock compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest.

During the six months ended June 30, 2021, 24,278 shares were forfeited due to employee terminations. This resulted in the grant of 4,773 additional shares to employee holders at a weighted-average grant date fair value of $16.78. During March 2021, 329,132 restricted employee earnout shares were fully vested, as the market condition for vesting was fully satisfied as a result of the Company’s stock price and trading activity. The Company recorded $8.5 million in stock compensation expense related to the employee earnout shares in the six months ended June 30, 2021, and $3.4 million is expected to be recorded over the remaining estimated service period in 2021.

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

During the six months ended June 30, 2021, 333,333 CEO restricted earnout shares were fully vested, as the first market condition for vesting was fully satisfied as a result of the Company’s stock price and trading activity. The

Company recorded $8.3 million in stock compensation expense related to the restricted stock award in the six months ended June 30, 2021, and $3.4 million is expected to be recorded over the remaining estimated service period in 2021.

10. Business Combinations

During the six months ended June 30, 2021, the Company completed several transactions which have been accounted for as business combinations. The purpose of each of the acquisitions is to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. Acquisition-related costs of $4.9 million primarily comprised of legal and due-diligence related fees, are included in general and administrative expenses on the consolidated statements of operations. The results of operations for each acquisition are included in the Company’s consolidated financial statements from the date of acquisition onwards.

The following table summarizes the total consideration and the preliminary estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the six months ended June 30, 2021:

	Weighted Average Useful Life (in years)	January 12, 2021 Acquisition	April 5, 2021 Acquisition	May 20, 2021 Acquisition	Other Acquisitions	Total
Purchase consideration:
Cash		$20,346	$82,002	$32,302	$13,490	$148,140
Issuance of common stock		—	21,687	—	1,169	22,856
Common stock consideration
Payable		—	3,014	3,500	—	6,514
Contingent consideration		1,410	6,685	—	327	8,422
Total purchase consideration:		$21,756	$113,388	$35,802	$14,986	$185,932
Assets:
Cash, cash equivalents and restricted cash		$1,035	$17,766	$408	$1,048	$20,257
Current assets		4,939	235,669	932	860	242,400
Property and equipment		996	2,267	334	72	3,669
Intangible assets:
Customer relationships	10.0	1,650	16,700	12,700	6,400	37,450
Acquired technology	5.0	3,525	—	2,900	940	7,365
Trademarks and tradenames	11.0	1,225	12,200	900	410	14,735
Non-competition agreements	1.0	40	—	90	15	145
Value of business acquired	1.0	—	400	—	—	400
Renewal rights	8.0	—	7,692	—	—	7,692
Insurance licenses	Indefinite	—	4,960	—	—	4,960
Goodwill		16,760	47,008	21,952	6,952	92,672
Other non-current assets		—	55,165	—	—	55,165
Total assets acquired		30,170	399,827	40,216	16,697	486,910
Current liabilities		(6,388)	(273,759)	(409)	(1,285)	(281,841)
Long term liabilities		(2,026)	(8,913)	—	—	(10,939)
Deferred tax liabilities, net		—	(3,767)	(4,005)	(426)	(8,198)
Net assets acquired		$21,756	$113,388	$35,802	$14,986	$185,932

The estimated fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary in nature and may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

January 12, 2021 Acquisition

On January 12, 2021, Porch acquired V12 Data, an omnichannel marketing platform. The purpose of the acquisition is to expand the scope and nature of Porch’s service offerings, add additional team members with important skillsets, and realize synergies. Porch acquired V12 Data for $20.3 million cash with an additional $1.4 million held as contingent consideration. The contingent consideration is based on the achievement of certain Revenue and EBITDA milestones over the two succeeding years and is paid in cash or common stock at Porch’s discretion. The consideration was paid to the sellers in exchange for net assets of $21.8 million. Goodwill is expected to be deductible for tax purposes. Acquisition-related costs of $274 thousand are included in general and administrative expenses on the consolidated statements of operations for the six months ended June 30, 2021.

The following table summarizes the fair value of the intangible assets of V12 Data as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Customer relationships	$1,650	10
Acquired technology	3,525	4
Trademarks and tradenames	1,225	15
Non-competition agreements	40	2
	$6,440

The weighted-average amortization period for the acquired intangible assets is 7.6 years.

The estimated fair value of the customer relationships intangible asset was calculated through the income approach using the multi-period excess earnings methodology. The estimated fair value of the trademarks and tradenames as well as acquired technology intangible assets were calculated through the income approach using the relief from royalty methodology. The estimated fair value of the non-competition agreement is derived using the with and without method over the contractual term of the agreement. The estimated fair value of deferred revenue is derived using the cost-plus-profit method, which presumes that an acquirer of deferred revenue would not pay more than the costs and expenses to fulfill the obligation plus a profit for the effort employed.

April 5, 2021 Acquisition

On April 5, 2021, Porch acquired HOA. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and gain licenses to operate as an insurance carrier and managing general agent in 31 states. Total consideration related to this transaction included $113.4 million, consisting of $82 million in cash paid at closing, $21.7 million in Porch common stock, and acquisition hold backs and contingent consideration of $9.7 million. Acquisition-related costs of $2.9 million were primarily for legal and due-diligence related fees and are included in general and administrative expenses for the six months ended June 30, 2021.

The following table summarizes the fair value of the intangible assets of HOA as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Customer relationships	$16,700	10
Trademarks and tradenames	12,200	10
Business acquired	400	1
Renewal rights	7,692	8
Insurance licenses	4,960	Indefinite
	$41,952

The weighted-average amortization period for the acquired intangible assets is 8.4 years.

The fair value of customer relationships was estimated through the income approach using the multi-period excess earnings methodology. The fair value of trade name and trademarks was estimated through the income approach using the relief from royalty methodology. The business acquired was valued using the income approach based on estimates of expected future losses and expenses associated with the policies that were in-force as of the closing date of the transaction compared to the future premium remaining to be earned. The renewal rights was estimated through the income approach based on premium forecast and cash flows from the renewal policies modeled over the life of the renewals. The insurance licenses were valued using the market approach based on arms-length transactions in which certificate authority companies with licenses were purchased.

May 20, 2021 Acquisition

On May 20, 2021, Porch acquired Segin Systems, Inc. (“Rynoh”), a software and data analytics company that supports financial management and fraud prevention primarily for the title and real estate industries. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and realize synergies. Total consideration related to this transaction include $35.8 million, consisting of $32.3 million in cash paid at closing, and acquisition hold backs of $3.5 million. Acquisition-related costs of $1.6 million were primarily for legal and due-diligence related fees and are included in general and administrative expenses for the six months ended June 30, 2021.

The following table summarizes the fair value of the intangible assets of Rynoh as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Customer relationships	$12,700	10
Acquired technology	2,900	7
Trademarks and tradenames	900	20
Non-competition agreements	90	1
	$16,590

The weighted-average amortization period for the acquired intangible assets is 10 years.

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

Revenue from these three acquisitions included in the Company’s consolidated statements of operations through June 30, 2021 is $27.9 million. Net income included in the Company’s consolidated statements of operations from the these acquisitions through June 30, 2021 is $4.3 million.

Unaudited Pro Forma Consolidated Financial Information

The following table summarizes the estimated unaudited pro forma consolidated financial information of the Company as if the V12 Data, HOA, and Rynoh acquisitions had occurred on January 1, 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$52,867	$36,086	$97,610	$68,837
Net loss	$(17,102)	$(8,408)	$(79,417)	$(27,608)

Other Acquisitions

In the first half of 2021, the Company completed two other acquisitions which were not individually material to the consolidated financial statements. The purpose of the acquisitions was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. The transaction costs associated with these acquisitions were $144 thousand and are included in general and administrative expenses on the consolidated statements of operations for the six months ended June 30, 2021. Goodwill of $3.6 million is not expected to be deductible for tax purposes, while goodwill of $3.3 million is expected to be deductible for tax purposes.

11. Commitments and Contingencies

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

Cases under Telephone Consumer Protection Act

Porch and an acquired entity, GoSmith.com, are party to 14 legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 (“TCPA”). Some of these actions allege related state law claims. Most of the proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States and have been consolidated in the United States District Court for the Western District of Washington, where Porch resides. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs. A related action brought by the same plaintiffs’ law firm was dismissed with prejudice and is on appeal before the Ninth Circuit Court of Appeals.

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

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed a complaint against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants seek to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also seek punitive damages, attorney’s fees and costs. Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. However, certain claimants have settled their claims, with a portion of the settlement offer to be paid by insurance and a portion to be paid by Porch. This settlement limits the potential of any unfavorable outcome for the remaining matters to be arbitrated. Arbitration of the claims is currently scheduled to occur during the first quarter of 2022. Porch is unable to provide an estimate of the range or amount of potential loss across all claims (if the outcome should be unfavorable); however, Porch has recorded an estimated accrual related to the claims underlying the aforementioned settlement. Porch intends to contest the remaining claims vigorously.

Putative Wage and Hours Class Action Proceeding

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Legacy Porch and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs seek damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs. While this action is still at an early stage in the litigation process, Porch has recorded an estimated accrual for a contingent loss based on information currently known. The parties recently attended a mediation in an effort to resolve the matter.  The mediation was successful and a tentative deal was reached pending execution of the long form settlement agreement and approval by the court.

Regulatory Requirements and Restrictions

HAIC is subject to the laws and regulations of the State of Texas and the regulations of any other states in which HAIC conducts business. State regulations cover all aspects of HAIC’s business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. The Texas Insurance Code requires all property and casualty insurers to have a minimum of $2.5 million in capital stock and $2.5 million in surplus. HAIC has capital and surplus in excess of this requirement.

As of June 30, 2021 HAIC had restricted cash and investments totaling $314 thousand and pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1.

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company’s surplus account, or “earned surplus”. The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HAIC in the first half of 2021.

12. Basic and Diluted Net Loss Per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(16,296)	$(6,258)	$(81,398)	$(24,625)

Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	95,221,928	35,478,347	91,483,053	35,117,130
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.17)	$(0.18)	$(0.89)	$(0.70)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Stock options	6,350,253	7,719,210	6,350,253	7,719,210
Restricted stock units and awards	2,975,463	106,890	2,975,463	106,890
Legacy Porch warrants	—	3,134,068	—	3,134,068
Public and private warrants	3,125,154	—	3,125,154	—
Earnout shares	4,099,999	—	4,099,999	—
Convertible debt	—	1,034,760	—	1,034,760

See Note 8 for additional information regarding the terms of the warrants. See Note 9 for additional information regarding stock options and restricted stock.

13. Subsequent Events

In July 2021, the Company completed an acquisition of a marketing services company targeting homeowners and movers. The total purchase price was $13.7 million, comprised of $11.7 million of cash paid at closing and $2 million of Porch common stock.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. Unless specifically indicated otherwise, the forward-looking statements in this report do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●

the ability to recognize the anticipated benefits of the Company’s business combination consummated on December 23, 2020 (the “Merger”) pursuant to that certain Agreement and Plan of Merger, dated July 30, 2020 (as amended by the First Amendment to the Agreement and Plan of Merger, dated as of October 12, 2020, the “Merger Agreement”), by and among PropTech Acquisition Corporation (“PTAC”), PTAC Merger Sub Corporation, a Delaware corporation and wholly-owned subsidiary of PTAC (“Merger Sub”), Porch.com, Inc. a Delaware corporation, and Joe Hanauer, in his capacity as the stockholder representative, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably, maintain key commercial relationships and retain its management and key people;

●expansion plans and opportunities, including future acquisitions or additional business combinations;

●costs related to the Merger and being a public company;

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

Business Overview

Porch is a vertical software platform for the home, providing software and services to approximately 17,000 home services companies, such as home inspectors, moving companies, utility companies, warranty companies, and others. Porch helps these service providers grow their business and improve their customer experience.

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

Throughout the last eight (8) years, Porch has established many partnerships across a number of home-related industries. Porch has also selectively acquired companies which can be efficiently integrated into Porch’s platform. In 2017, we significantly expanded our position in the home inspection industry by acquiring ISN™, a developer of ERP and CRM software for home inspectors. In November 2018, we acquired HireAHelper™, a provider of software and demand for moving companies. In 2019, we acquired a business that connects new homebuyers to utility companies. In 2020, we acquired a moving services technology company, iRoofing, LLC a roofing software company, and two individually immaterial acquisitions. In the first half of 2021, we acquired a home inspection integrated customer service and call handling solution company, V12 Data, an omnichannel marketing platform, HOA, an insurance managing general agency, as well as Rynoh, a financial management and fraud prevention software service for the title and real estate industries. We will continue to make additional acquisitions that are consistent with our focus on insurance and home services related verticals.

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

For consumers, Porch largely relies on our unique and proprietary relationships with the approximately 17,000 companies using Porch’s software to provide the company with end customer access and introductions. Porch then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. Porch has invested in limited direct-to-consumer (“D2C”) marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

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

grow our relationships with home services companies. Porch management defines the average number of companies in a quarter as the straight line average of the number of companies as of the end of period compared with the beginning of period number of companies, inclusive of all companies across Porch’s home services verticals that (i) generate recurring revenue and (ii) generated revenue in the quarter. For new acquisitions, we determine the number of customers in their initial quarter based on the percentage of the quarter they were part of Porch.
●	Average Revenue per Account per Month — Management views Porch’s ability to increase revenue generated from existing customers as a key component of Porch’s growth strategy. Average revenue per account per month in quarter is defined as the total revenue from the quarter divided by the average number of companies in the period divided by 3 (to provide monthly revenue).

The following table summarizes our average companies in quarter and average revenue per account per month for each of the quarterly periods indicated:

	2018	2018	2019	2019	2019	2019	2020	2020	2020	2020	2021	2021
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Average Companies in Quarter	9,142	9,627	10,199	10,470	10,699	10,972	10,903	10,523	10,792	11,157	13,995	17,120
Average Revenue per Account per Month in Quarter	$344	$325	$305	$468	$552	$450	$484	$556	$664	$556	$637	$1,000

Due to COVID-19, some small companies put their business with the Company on hold which is reflected in lower number of total companies in 2020 and higher average revenue per account.

●	Number of Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs. Porch tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure to measure market penetration with homebuyers and homeowners and Porch’s ability to deliver high-revenue services within those groups. Monetized services per quarter is defined as the total number of unique services from which we generated revenue, including, but not limited to, new and renewing insurance customers, completed moving jobs, security installations, TV/internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service — Management believes that shifting the mix of services delivered to homebuyers and home owners toward higher revenue services is a key component of Porch’s growth strategy. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2018	2018	2019	2019	2019	2019	2020	2020	2020	2020	2021	2021
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Monetized Services in Quarter	188,502	184,645	185,378	205,887	211,190	172,862	152,165	181,520	198,165	169,949	182,779	302,462
Revenue per Monetized Service in Quarter	$42	$44	$43	$63	$76	$78	$93	$86	$97	$98	$92	$129

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

Recent Developments

COVID-19 Impact

In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The COVID-19 pandemic and the measures adopted by government entities in response to it have adversely affected Porch’s business operations, which has impacted revenue primarily in the first half of 2020. The impact of the COVID-19 pandemic and related mitigation measures, Porch’s ability to conduct ordinary course business activities has been and may continue to be impaired for an indefinite period of time. The extent of the continuing impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which is uncertain at this time. Porch expects the COVID-19 pandemic to continue to have an uncertain impact on future revenue and results of operations, but Porch is unable to predict at this time the size and duration of such impact.

Comparability of Financial Information

Porch’s future results of operations and financial position may not be comparable to historical results as a result of the Merger.

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, providing software and services to approximately 17,000 home services companies, such as home inspectors, moving companies, utility companies, warranty companies and others. The following are key factors affecting our operating results in 2020 and the six months ended June 30, 2021:

●	Continued investment in growing and expanding our position in the home inspection industry as a result of the 2017 acquisition of ISN™, a developer of ERP and CRM software for home inspectors.
●	Continued investment in growing and expanding our position in providing moving services to consumers as a result of the 2018 acquisition of HireAHelper™, a provider of software and demand for moving companies.
●	Intentionally building operating leverage in the business by focusing on growing operating expenses at a slower rate than the growth in revenue. We are specifically increasing economies of scale related to our variable selling costs, Moving Concierge call center operations and product and technology costs.

●	In the second quarter of 2021 the Company invested $127.9 million in cash, net of acquired, and $22.9 million in common stock to acquire companies to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies.
●	In March and April of 2021, a number of holders of public warrants exercised their warrants to acquire approximately 10.9 million shares of common stock, resulting in cash proceeds of $126.8 million.

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

Components of Results of Operations

Total Revenue

The Company generates its Core Services Revenue from (1) fees received for connecting homeowners to individual contractors, small business service providers and large enterprise service providers, (2) commissions from third-party insurance carriers, and (3) insurance premiums, policy fees and other insurance-related fees generated through its own insurance carrier. The Company’s Managed Services Revenue is generated from fees received for providing select and limited services directly to homeowners. The Company’s Software and Service Subscription Revenue is generated from fees received for providing subscription access to the Company’s software platforms and subscription services across various industries.

In the Core Services Revenue stream, the Company connects Service Providers with homeowners that meet pre-defined criteria and may be looking for relevant services. Service Providers include a variety of service providers throughout a homeowner’s lifecycle, including movers, TV/Internet, warranty, and security monitoring providers, plumbers, electricians, roofers, et al. The Company also sells home insurance policies through the Company’s own insurance carrier, as well as for third-party insurance carriers

Managed Services Revenue includes fees earned from homeowners for providing select services directly to the homeowner, including handyman and moving services. The Company generally invoices for managed services projects on a fixed fee or time and materials basis. The transaction price represents the contractually agreed upon price with the end customer for providing the respective service. Revenue is recognized as services are performed based on an output measure or progress, which is generally over a short duration (e.g., same day). Fees earned for providing managed services projects are non-refundable and there is generally no right of return.

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

Cost of revenue primarily consist of professional fees and materials under the Managed Services model, losses and loss adjustment expenses, and credit card processing and merchant fees.

Selling and marketing expenses primarily consist of third-party data leads, affiliate and partner leads, paid search and search engine optimization (“SEO”) costs, policy acquisition and other underwriting expenses, payroll, employee benefits and stock-compensation expense and other headcount related costs associated with sales efforts directed toward companies and consumers.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. On an ongoing basis these estimates, which include, but are not limited to, estimated variable consideration for services performed, the allowance for doubtful accounts, depreciable lives for property and equipment, acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, unpaid losses and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, are evaluated by management. Actual results could differ from those estimates, judgments, and assumptions, and to the extent those differences are material, the consolidated financial statements will be affected.

At least quarterly, we evaluate our estimates and assumptions and make changes accordingly. For information on our significant accounting policies, see Note 1 to the accompanying Porch unaudited condensed consolidated financial statements.

During the three months ended June 30, 2021, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed on May 19, 2021. For a complete discussion of our critical accounting policies, refer to Item 8 in the 2020 Annual Report on Form 10-K/A.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(dollar amounts in thousands, except share and per share data)
Revenue	$51,340	$17,122	200%	$78,083	$32,196	143%
Operating expenses:
Cost of revenue	19,500	3,792	414%	25,429	7,891	222%
Selling and marketing	23,122	8,787	163%	37,762	21,640	75%
Product and technology	11,050	5,071	118%	22,841	12,423	84%
General and administrative	20,611	5,893	250%	44,625	10,049	344%
Gain on divestiture of business	—	(1,442)	(100)%	—	(1,442)	(100)%
Total operating expenses	74,283	22,101	236% %	130,658	50,561	158%
Operating loss	(22,943)	(4,979)	361% %	(52,575)	(18,365)	186%
Other expense:
Interest expense	(1,216)	(3,291)	(63)%	(2,439)	(6,377)	(62)%
Change in fair value of earnout liability	(4,032)	—	NM	(22,801)	—	NM
Change in fair value of private warrant liability	(4,303)	—	NM	(20,212)	—	NM
Gain on extinguishment of debt	8,243	3,856	114%	8,243	3,609	128%
Investment income and realized gains	387	—	NM	397	—	NM
Other expense, net	(165)	(1,841)	(91)%	(91)	(3,468)	(97)%
Total other expense, net	(1,084)	(1,276)	(15)%	(36,904)	(6,236)	492%
Loss before income taxes	(24,027)	(6,255)	284%	(89,479)	(24,601)	264%
Income tax benefit (expense)	7,731	(3)	NM	8,081	(24)	NM
Net loss	$(16,296)	$(6,258)	160% %	$(81,398)	$(24,625)	231%

NM = Not Meaningful

Comparison of Three and Six Months Ended June 30, 2021 and 2020

Revenue

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

Total revenue increased by $34.2 million, or 200% from $17.1 million in the three months ended June 30, 2020 to $51.3 million in the three months ended June 30, 2021. The increase in revenue in 2021 is driven by acquisitions and organic growth in our moving services, inspection and insurance businesses, which contributed an aggregate of $36.0 million of the revenue, offset by the revenue related to divestitures of $1.8 million. As Porch has grown the number of companies that use our software and services, we have been able to grow our B2B2C (“Business to Business to Consumer”) and move related services revenues.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Total revenue increased by $45.9 million, or 143% from $32.2 million in the six months ended June 30, 2020 to $78.1 million in the six months ended June 30, 2021. The increase in revenue in 2021 is driven by acquisitions and organic growth in our moving services, inspection and insurance businesses, which contributed an aggregate of $50.0 million of the revenue, offset by the revenue related to divestitures of $4.1 million.

Cost of Revenue

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

Cost of revenue increased by $15.7 million, or 414% from $3.8 million in the three months ended June 30, 2020 to $19.5 million in the three months ended June 30, 2021. The increase in the cost of revenue was mostly attributable to the growth in the moving business and cost of revenue for our acquired businesses. As a percentage of revenue, cost of revenue represented 38% of revenue in the three months ended June 30, 2021 compared with 22% in the same period in 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Cost of revenue increased by $17.5 million, or 222% from $7.9 million in the six months ended June 30, 2020 to $25.4 million in the six months ended June 30, 2021. The increase in the cost of revenue was mostly attributable to the growth in the moving business and cost of revenue for our acquired businesses. As a percentage of revenue, cost of revenue represented 33% of revenue in the three months ended June 30, 2021 compared with 25% in the same period in 2020.

Selling and marketing

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

Selling and marketing expenses increased by $14.3 million, or 163% from $8.8 million in the three months ended June 30, 2020 to $23.1 million in the three months ended June 30, 2021. The increase is due to $11.7 million related to higher selling and marketing costs associated with the growth in our moving, inspection and insurance businesses, as well as the selling and marketing costs of our acquired businesses. Additionally, there was an increase of $1.4 million in stock compensation charges. This is offset by our divested businesses selling and marketing costs of $0.7 million. As a percentage of revenue, selling and marketing expenses represented 45% of revenue in the three months ended June 30, 2021 compared with 51% in the same period in 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Selling and marketing expenses increased by $16.1 million, or 75% from $21.6 million in the six months ended June 30, 2020 to $37.8 million in the six months ended June 30, 2021. The increase is due to $14.2 million related to higher selling and marketing costs associated with the growth in our moving, inspection and insurance businesses, as well as the selling and marketing costs of our acquired businesses. Additionally, there was an increase of $3.7 million in stock compensation charges. This is offset by our divested businesses selling and marketing costs of $1.8 million. As a percentage of revenue, selling and marketing expenses represented 48% of revenue in the six months ended June 30, 2021 compared with 68% in the same period in 2020.

Product and technology

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

Product and technology expenses increased by $6 million, or 118% from $5.1 million in the three months ended June 30, 2020 to $11.1 million in the three months ended June 30, 2021. The increase is due to investments in our moving, insurance and inspection groups, due to the growth in these businesses, product and technology costs from our acquired businesses, and $1.7 million higher stock compensation charge. As a percentage of revenue, product and technology expenses represented 22% of revenue in the three months ended June 30, 2021 compared with 30% in the same period in 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Product and technology expenses increased by $10.4 million, or 84% from $12.4 million in the six months ended June 30, 2020 to $22.8 million in the six months ended June 30, 2021. The increase is due to investments in moving, insurance, and inspection groups due to the growth in these businesses, product and technology costs from our acquired businesses and $3.7 million higher stock compensation charge. As a percentage of revenue, product and technology expenses represented 29% of revenue in the six months ended June 30, 2021 compared with 39% in the same period in 2020.

General and administrative

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

General and administrative expenses increased by $14.7 million, or 250% from $5.9 million in the three months ended June 30, 2020 to $20.6 million in the three months ended June 30, 2021, primarily due to increase in stock compensation charge for three months ended June 30, 2021 of $3.2 million. See the table and discussion below for the details related to stock-based compensation in the three and six months ended June 30, 2021 and 2020. In the three months ended June 30, 2021 the Company incurred costs related to operating as a public company and increased hiring of corporate resources. Additionally, from March 2020 through June 2020, the Company reduced pay for certain employees and partially or fully furloughed certain employees therefore reducing compensation expense in three months ended June 30, 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

General and administrative expenses increased by $34.6 million, or 344% from $10 million in the six months ended June 30, 2020 to $44.6 million in the six months ended June 30, 2021.The increase is primarily due to increase in stock compensation of $15.4 million and costs operating as a public company and increased hiring of corporate resources. Additionally, from March 2020 through June 2020, the Company reduced pay for certain employees and partially or fully furloughed certain employees therefore reducing compensation expense in six months ended June 30, 2020.

Stock-based compensation consists of expense related to (1) equity awards granted as compensation in the normal course of business operations, (2) employee earnout restricted stock (see Note 9) and (3) a secondary market transaction as described below (dollar amounts in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Secondary market transaction	$—	$—	$1,933	$—
Employee earnout restricted stock	4,176	—	16,549	—
Employee awards	2,466	362	4,995	1,034
Total stock-based compensation expenses	$6,642	$362	$23,477	$1,034

Interest expense, net

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

Interest expense decreased by $2.1 million, or 63% from $3.3 million in the three months ended June 30, 2020 to $1.2 million in the three months ended June 30, 2021. The decrease was primarily due to lower outstanding debt balance and decreased interest rates paid during the three months ended June 30, 2021 compared with the three months ended

June 30, 2020, as a result of the January 2021 amendment to the Company’s senior secured term loans. Among other terms, this amendment reduced the interest payable from 11.05% to 8.55% (see Note 7).

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Interest expense decreased by $4 million, or 62% from $6.4 million in the six months ended June 30, 2020 to $2.4 million in the six months ended June 30, 2021. The decrease was primarily due to a lower outstanding debt balance and decreased interest rates paid during the six months ended June 30, 2021 compared with the six months ended June 30, 2020, as a result of the January 2021 amendment to the Company’s senior secured term.

Other expense, net

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

Other expense, net was $ (0.2) million expense in the three months ended June 30, 2021 and $ (1.8) million expense in the three months ended June 30, 2020. The decrease in expense of $ (1.6) million was primarily due to $0.9 million loss on remeasurement of legacy preferred stock warrant liability and $1.0 million loss on remeasurement of debt in the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Other expense, net was $ (0.1) million expense in the six months ended June 30, 2021 and $ (3.5) million expense in the six months ended June 30, 2020.

Income tax expense (benefit)

Three months ended June 30, 2021 compared to three months ended June 30, 2020:

Income tax benefit of $7.7 million was recognized for the three months ended June 30, 2021 primarily due to the impact of acquisitions on the Company’s valuation allowance. Income tax expense was not material for the three months ended June 30, 2020. The Company’s effective tax rate in both periods differs substantially from the statutory tax rate primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Income tax benefit of $8.1 million was recognized for the six months ended June 30, 2021 primarily due to the impact of acquisitions on the Company’s valuation allowance. Income tax expense was not material for the six months ended June 30, 2020. The Company’s effective tax rate in both periods differs substantially from the statutory tax rate primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe that Adjusted EBITDA, a non-GAAP measure which we define below, is useful in evaluating our operational performance distinct and apart from financing costs, certain non-cash expenses and non-operational expenses. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning, budgeting and forecasting purposes and for setting management bonus programs. We believe this non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the most directly comparable GAAP measure, which is net loss, and a description of the reconciling items and adjustments to derive the non-GAAP measure.

Adjusted EBITDA is defined as net loss adjusted for interest expense, net; income taxes; total other expenses, net; certain non-cash long-lived asset impairment charges; depreciation and amortization; stock-based compensation expense; acquisition-related impacts, including compensation to the sellers that requires future service, amortization of intangible assets, gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, gain or loss on divestitures and certain transaction costs.

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

The following table reconciles net loss to Adjusted EBITDA (loss) for the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(16,296)	$(6,258)	$(81,398)	$(24,625)
Interest expense	1,216	3,291	2,439	6,377
Income tax (benefit) expense	(7,731)	3	(8,081)	24
Depreciation and amortization	3,894	128	6,356	1,917
Gain on extinguishment of debt	(8,243)	(3,856)	(8,243)	(3,609)
Investment income and realized gains	(387)	—	(397)	—
Other expense, net(1)	165	1,841	91	3,468
Non-cash long-lived asset impairment charge	72	134	139	301
Non-cash stock-based compensation	6,642	363	23,365	732
Non-cash bonus expense	393	—	683	—
Revaluation of contingent consideration	574	1,480	220	1,400
Revaluation of earnout liability	4,032	—	22,801	—
Revaluation of private warrant liability	4,303	—	20,212	—
Acquisition and related expense(2)	1,056	780	1,896	1,151
Adjusted EBITDA (loss)	$(10,312)	$(2,094)	$(19,916)	$(12,864)
Adjusted EBITDA (loss) as a percentage of revenue	(20)%	(12)%	(26)%	(40)%

(1)	Other expense, net includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss on remeasurement of debt	—	958	—	1,412
Loss on remeasurement of legacy preferred stock warrant liability	—	920	—	1,999
Other, net	165	(37)	91	57
	$165	$1,841	$91	$3,468

(2)	Acquisition and related expense includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Acquisition compensation – cash	$—	$—	$—	$14
Acquisition compensation – stock	—	—	112	302
Amortization expense – acquisition	—	1,469	—	1,469
Bank fees	4	—	8	—
Bonus expense	—	22	—	44
Gain on divestiture	—	(1,442)	—	(1,442)
Professional fees – accounting	155	256	214	256
Professional fees – legal	897	411	1,562	444
Transaction expenses	—	64	—	64
	$1,056	$780	$1,896	$1,151

Adjusted EBITDA loss for the six months ended June 30, 2021 was $19.1 million, a $6.2 million decline from Adjusted EBITDA loss of $12.9 million for the same period in 2020. The decline in Adjusted EBITDA loss is due to the weather related loss impact of the HOA insurance business, legal costs attributable to general legal matters, increase in general and administrative costs related to public companies and increased hiring for corporate resources. Additionally during the six months ended June 30, 2020 there was a compensation reduction which did not recur during the comparable period in the current year. This was partially offset by revenue growth in the moving, insurance and inspection groups, as well as no negative impact of the divested businesses in 2020.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. On December 23, 2020, the Company received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transactions costs. As of June 30, 2021, the Company had cash and cash equivalents of $150.2 million and $2.2 million of restricted cash.

Based on the Company’s current operating and growth plan, management believes cash and cash equivalents at June 30, 2021, together with borrowing available under senior secured debt, are sufficient to finance the Company’s operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months.  As the Company’s operations evolve and continues its growth strategy, the Company may elect or need to obtain alternative sources of capital, and it may finance additional liquidity needs in the future through one or more equity or debt offerings. The Company may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to the Company or could be dilutive to its stockholders.

The Company has incurred losses since its inception, and has an accumulated deficit at June 30, 2021 and December 31, 2020 totaling $398.9 million and $317.5 million, respectively. As of June 30, 2021, and December 31, 2020 the Company had $46.7 million and $50.8 million aggregate principal amount outstanding on term loans and promissory notes, respectively. During 2020 and the first half of 2021, the Company refinanced the existing $40.0 million term loans and received additional loan proceeds of $7.0 million from new senior secured term loans and $10.3 million from the U.S. government pursuant to the Paycheck Protection Program under the CARES Act. Additionally, in the six months ended June 30, 2021, the company raised approximately $126.8 million from the exercises of public warrants. The Company has used the proceeds from debt and equity principally to fund general operations and acquisitions.

In the six months ended June 30, 2021, the Company spent $127.9 million in cash, net of cash acquired, plus stock of $22.9 million to acquire several companies, in transactions accounted for as a business combination.

The following table provides a summary of cash flow data for the three and six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,		$	%
	2021	2020	Change	Change

	(dollar amounts in thousands)
Net cash used in operating activities	$(30,772)	$(9,742)	$(21,030)	216%
Net cash used in investing activities	(131,298)	(1,633)	(129,665)	7,940%
Net cash provided by financing activities	107,040	11,063	95,977	868%
Change in cash, cash equivalents and restricted cash	$(55,030)	$(312)	$(54,718)	NM

Operating Cash Flows

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Net cash used in operating activities was $30.8 million for the six months ended June 30, 2021. Net cash used in operating activities consists of net loss of $81.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $23.5 million, depreciation and amortization of $6.4 million, non-cash accrued and payment-in-kind interest of $0.1 million, fair value adjustments to earnout liability and private warrant liability of $22.8 million and $20.2 million, respectively. Net changes in working capital were a use of cash of $13.0 million, primarily due to increases in current liabilities.

Investing Cash Flows

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Net cash used in investing activities was $131.3 million for the six months ended June 30, 2021. Net cash used in investing activities is primarily related to investments to develop internal use software of $1.5 million and acquisitions, net of cash acquired of $127.9 million.

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2020. Net cash used in investing activities is primarily related to investments to develop internal use software of $1.6 million and purchases of property and equipment of $0.1 million.

Financing Cash Flows

Six months ended June 30, 2021 compared to six months ended June 30, 2020:

Net cash provided by financing activities was $107 million for the six months ended June 30, 2021. Net cash provided by financing activities is primarily related to exercises of warrants and stock option of $129.3 million, offset by shares repurchased to pay income tax withholdings upon vesting of RSUs of $22.1 million and debt repayments of $0.2 million.

Net cash provided by financing activities was $11.1 million for the six months ended June 30, 2020. Net cash provided by financing activities is primarily related to proceeds from issuance of redeemable convertible preferred stock of $4.7 million and debt financing of $10.1 million, net of loan repayments of $3.7 million.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In accordance with the JOBS Act, the Company previously elected to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. As of June 30, 2021, the last busines day of the second fiscal quarter, the Company met certain thresholds for qualification as a “large accelerated filer” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Therefore, the Company expects to lose EGC status as of December 31, 2021. The impact of this change in filing status includes being subject to the requirements of large accelerated filers, which includes shortened filing timelines, no delayed adoption of certain accounting standards, and attestation of the Company’s internal control over financial reporting by its independent auditor.

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, and December 31, 2020, we have interest-bearing debt of $43.8 million and $50.8 million. Our senior secured term loans as of June 30, 2021 are variable rate loans that accrue interest at a variable rate of interest based on the greater of 0.55% or LIBOR rate (as defined) plus an applicable margin of 8.0%. As of June 30, 2021, the calculated interest rate is 8.55%.

A one percent (1%) increase in interest rates in our variable rate indebtedness would result in approximately $0.5 million in additional annual interest expense.

Inflation Risk

Porch does not believe that inflation has had, or currently has, a material effect on its business.

Foreign Currency Risk

There was no material foreign currency risk for three and six months ended June 30, 2021 and the year ended December 31, 2020. Porch’s activities to date have been conducted in the United States.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021, which is the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of June 30, 2021 due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 19, 2021.

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

Changes in Internal Control over Financial Reporting

Except for actions taken under the Remediation Plan described in this Part I, Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

TCPA Proceedings.   Porch and/or an acquired entity, GoSmith.com, are party to 14 legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 (“TCPA”). Some of these actions allege related state law claims. Most of the proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States and have been consolidated in the United States District Court for the Western District of Washington, where Porch resides. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs. A related action brought by the same plaintiffs’ law firm was dismissed with prejudice and is on appeal before the Ninth Circuit Court of Appeals.

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

Kandela Proceeding.   In May 2020, the former owners of Kandela, LLC filed a complaint against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants seek to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also seek punitive damages, attorney’s fees and costs. This matter is at an early stage in the arbitration process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Arbitration of the claims is currently scheduled for March 2022. Porch is unable to provide an estimate of the range or amount of potential loss across all claims (if the outcome should be unfavorable); however, Porch has recorded an estimated accrual related to the claims underlying the aforementioned settlement. Porch intends to contest the remaining claims vigorously.

Putative Wage and Hours Class Action Proceeding.    A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020 asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™, Legacy Porch and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs seek damages for unpaid wages, liquidated damages, penalties, attorney’s fees and costs. While this action is still at an early stage in the litigation process, we have recorded an estimated accrual for a contingent loss based on information currently known. The parties recently attended a mediation in an effort to resolve the matter.  The mediation was successful and a tentative deal was reached pending execution of the long form settlement agreement and approval by the court.

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

Item 1A. Risk Factors

Except as set forth below, the Company’s risk factors, as of August 16, 2021, have not materially changed from those described in Part 1, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 19, 2021.

Risks Relating to the Company’s Business and Industry

Our brands and businesses operate in an especially competitive and evolving industry.

The insurance industry, moving services industry, home service industry, and software for home services companies industry are all competitive, with many existing competitors and a consistent and growing stream of new entrants, services and products. Some of our competitors are more well-established or enjoy better competitive positions with respect to certain geographical areas, consumer and service professional demographics, and/or types of services offered. Some of our competitors have stronger brand recognition, better economies of scale, more developed software platforms or other intellectual property, and/or better access to capital. In the home services space, we compete with online home services marketplaces, search engines and social media platforms that have the ability to market products and services online in a more prominent and cost-effective manner than we can, and may better tailor results with respect to products and services to individual users. In the SaaS application space, we compete with existing providers of enterprise resource planning (“ERP”) and customer relationship management (“CRM”) software through both traditional software and SaaS models. Additionally, many of our competitors in the home and home-related services industries are undergoing consolidation and vertical integration. These consolidations may make it more difficult to compete with such competitors. Any of these advantages could enable these competitors to reach more consumers and service professionals than we do, offer products and services that are more appealing to consumers and service professionals than our products and services, and respond more quickly and/or cost effectively than we do to evolving market opportunities and trends, any of which could adversely affect our business, financial condition and results of operations.

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

With the HOA acquisition, we are exposed to competition in the programs market. While we believe the number of competitors in the small-and mid-sized programs markets with the broad in-house expertise and wide array of services that HOA offers is limited, it will nonetheless face increased competition if other companies decide to compete within this space. Any increased competition in this market, particularly by one or more companies with greater resources than us, could materially and adversely impact our business, financial condition, and results of operations.

Our inability to compete effectively against new competitors, services or products could result in decreases in the size and level of engagement of our consumer and service professional bases, any of which could adversely affect our business, financial condition and results of operations.

We may not be able to effectively manage our growth.

Our future growth, if any, may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by our management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems could have a material adverse effect on our business, financial condition, and results of operations.

Our brands and businesses are sensitive to general economic events or trends, particularly those that adversely impact consumer confidence and spending behavior.

Our businesses are sensitive to events and trends, such as a general economic downturn or sudden disruption in business conditions, consumer confidence, spending levels and access to credit, which could result in decreases in demand for moving, real estate transactions, home improvement services and insurance. Any such decreases could result in turnover of our consumer and service professional base and/or adversely impact the breadth of services offered through our platform and our insurance products, any or all of which could adversely affect our business, financial condition and results of operations.

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

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.

We have identified and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which we are exposed. There are inherent limitations to our risk management strategies because there may be existing or future risks that have not been fully identified. If internal risk management policies and procedures are ineffective, we may suffer unexpected losses which could be material and adversely affect our financial results and operations. Our risk management framework may not evolve at the same pace as we expand our business. As a result, there is a risk that new products or new business strategies may present risks that are not fully identified, effectively monitored, or thoroughly managed.

Conditions in the real estate market generally impact the demand for a portion of the Company’s products and services.

Demand for a portion of the Company’s products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases. The real estate market is seasonal, cyclical and affected by significant conditions beyond the Company’s control. The number of real estate transactions in which certain of the Company’s products and services are purchased have been, and may continue to be impacted by the following situations, among others:

●	high, volatile or rising mortgage interest rates;
●	availability of credit, including commercial and residential mortgage funding;
●	real estate affordability, housing supply rates, home building rates, housing foreclosures rates, multi-family housing fundamentals, and the pace of home price appreciation or the lack of it;
●	slow economic growth or recessionary conditions and other macroeconomic conditions, which may be impacted by national or global events (such as the COVID-19 pandemic);
●	local, state and federal government intervention in the financial markets;
●	increased unemployment or declining or stagnant wages;
●	changes in household debt levels and disposable income;
●	changing trends in consumer spending; and
●	changing expectations for inflation and deflation.

Any adverse impact on a macro level to the real estate market generally could  have an adverse impact on our business, results of operations and financial condition.

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

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our Common Stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

●	seasonality;
●	economic trends related to the home services and general economic, industry and market conditions;
●	the extent to which home services companies, service providers and consumers employ our platform;
●	the extent to which new home services companies, consumers, service providers, and commercial partners are attracted to our solutions to satisfy their (and in the case of home services companies and commercial partners, their customers’) needs;
●	the timing, commitment levels, and revenue share rates at which we enter into agreement for our solutions with home service companies and service providers, along with their
●	ongoing capacity and fulfillment performance to handle volume and the effectiveness of our marketing and affiliate channels to drive volume to our network;
●	the volume of consumer referrals that home services companies and commercial partners send to us, and the addition or loss of large home services companies or commercial partners, including through acquisitions or consolidations;
●	the mix of home services companies and commercial partners across small, mid-sized and large organizations;
●	changes in our pricing policies or those of our competitors;
●	volatility in commissions from our insurance business;
●	widespread claim costs associated with P&C claims;
●	losses resulting from actual policy experience that is adverse to assumptions made in product pricing;
●	losses resulting from a decline in the value of our invested assets;
●	declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties with whom we transact business or to whom we have credit exposure, including reinsurers, and declines in the value of investments;
●	the financial health of our home services companies, consumers, service providers, and commercial partners;
●	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
●	the timing and success of new solutions introduced by us;
●	the timing and success of current and new products and services introduced by our competitors;
●	other changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	our ability to manage our existing business and future growth, including increases in the number of customers on our platform and new geographic regions; and
●	various other factors, including those related to significant disruptions in our systems and platform infrastructure risks related to independent contractors, and privacy and data security breaches, each of which is described elsewhere in this “Risk Factors” section.

We may be unable to access the capital markets when needed, which could adversely affect the ability to take advantage of business opportunities as they arise and to fund operations in a cost-effective manner.

Our ability to grow our business depends, in part on the ability to access capital when needed to provide statutory surplus. Capital markets may become illiquid from time to time, and we cannot predict the extent and duration of future economic and market disruptions or the impact of any government interventions. We may not be able to obtain financing on acceptable terms, or at all. If we require capital but cannot raise it or cannot obtain financing on acceptable terms, our business, financial condition, and results of operations may be materially adversely affected and we may be unable to execute our long-term growth strategy.

Our quarterly results of operations fluctuate due to seasonality and other factors associated with our industry.

Our businesses are seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, our revenues have been strongest in the second and third fiscal quarters due to peak moving activity occurring during the summer months. The first and fourth fiscal quarters are generally weakest, due to lower moving activity during the winter months. As a result, our operating results for any given quarterly period are not necessarily indicative of operating results for an entire year.

We are also subject to the cyclical nature of the insurance industry. The financial performance of the insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an insurance company depends on its own specific business characteristics, the profitability of many insurance companies tends to follow this cyclical market pattern. Because market cyclability is due in large part to the actions of competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle.

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

On April 5, 2021, the Company completed its acquisition of HOA, a leading property and casualty insurance company focused on products in the residential homeowner space. HOA is a large and complex company that added significantly to the size and scale of our operations. In addition, as discussed under “— Risks Related to Our Insurance Business,” HOA provides us with the opportunity to further expand our insurance business. The HOA

Acquisition is the largest acquisition in our history (as measured by purchase price). We may have failed to identify all the risks to which the HOA Acquisition may expose us or the effects it may have on the long-term value of our combined company, including any risks related to HOA or HOA’s compliance with, among other, laws and regulations, contractual obligations and leases. Although we expect the HOA Acquisition to result in a significant amount of synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors. The success of the HOA Acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with HOA’s business. It is possible that the integration process could result in higher than expected costs, diversion of management attention, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers, vendors and employees or to achieve the anticipated benefits and cost savings of the HOA Acquisition. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the HOA Acquisition may not be realized fully or at all, or may take longer to realize than expected. Management continues to refine its integration plan. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period. Any of the foregoing may have a material and adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Insurance Business

We face a variety of risks through our expansion into the insurance business.

In 2020, we expanded our lines of business to include home, auto, flood and umbrella insurance through the formation and licensure of Elite Insurance Group, our wholly-owned licensed insurance agency. In addition, we further expanded our insurance operations through the acquisition of HOA, a managing general agent (“MGA”) and carrier hybrid with a strong reinsurance strategy that currently operates in six states. Risks of our entry into the insurance business include, without limitation, difficulties integrating the new insurance business with our ongoing operations, potential diversion of management’s time and other resources from our previously-established lines of business, accurately underwriting risks and charging competitive, yet profitable rates to policyholders, the need for additional capital and other resources to expand into this new line of business, and inefficient integration of operational and management systems and controls.

Severe weather events, extensive wildfires and other catastrophes, including the effects of climate change and global pandemics, may harm our insurance business. For example, if carriers restrict the sale of policies in certain geographical areas and/or for certain types of coverage or if they increase their premiums as a result of these events, it could result in fewer carriers whose policies we could offer to our customers and otherwise make policies harder to sell. With the acquisition of HOA, we are exposed to these losses directly. While we intend to manage our risk via reinsurance, there can be no guarantee this will adequately reduce our exposure to losses, including, but not limited to, the inability to negotiate reinsurance contracts at renewal at acceptable terms or at all, large catastrophes that exceed the our aggregate reinsurance coverage limits, the inability or unwillingness of counterparties to pay us reinsurance receivables we believe we are owed, and multiple losses in a single year that exceed our ability to reinstate reinsurance contracts.

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

A substantial majority of Elite Insurance Group’s revenue is generated from commissions and depends on relationships with insurance providers with no long-term contractual commitments. See “— Our insurance business is commission-based and depends on our relationships with insurance providers with no long-term contractual commitments. insurance providers stop working with us or pay us lower amounts for new customers, or if we are unable to establish and maintain new relationships with other insurance providers, our insurance business could be materially affected, which in turn could impact our business, results of operations and financial condition” for more information.

Claims by consumers against an agency’s errors and omissions (E&O) insurance coverage are common in the insurance industry. If a carrier denies a consumer’s claim under an insurance policy or the consumer has insufficient coverage and the consumer therefore has to pay out-of-pocket for a loss, the consumer often seeks relief from agency that sold the policy. While we maintain E&O coverage, we could experience losses if claims by consumers exceed our coverage limitations. In addition, if we were to experience a significant number of claims or if our E&O coverage were to lapse, insurance providers could elect to terminate their relationships with us and we could face challenges in finding replacement coverage.

Entry into the insurance business also subjects us to new laws and regulations with which we are not familiar and may lead to increased compliance costs and regulatory risk. See “— Our insurance business is subject to state governmental regulation, which could limit the growth of our insurance business and impose additional costs on us” for additional information.

In addition, with the HOA Acquisition, Porch became an MGA and an insurance carrier, exposing us to the additional risks of underwriting and of handling and managing insurance claims.

With the HOA acquisition, we will bear the cost of paying insured claims, which costs will be greater if Elite Insurance Group were to become an insurance carrier. As a result, the likelihood of being significantly affected by the risks inherent to the insurance industry, and the magnitude of such risks, would be greatly increased. Although we would follow the industry practice of transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk or securing excess of loss reinsurance coverage, we may not be able to successfully mitigate our risk through such reinsurance arrangements. Although reinsurance would make the reinsurer liable to us to the extent the risk is transferred to the reinsurer or we have coverage under an excess of loss reinsurance arrangement, it will not relieve us of our liability to our policyholders. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations. In addition, reinsurance may not be available for an acceptable cost or at all. Failure to successfully mitigate an acceptable portion of our risk could materially and adversely affect our ability to write insurance business and harm our business. If our actual losses from insured claims were to exceed our loss reserves, our business, financial condition and results of operations would be adversely affected.

HOA distributes the majority of its products through third-party independent agents. As such, HOA is highly dependent on maintaining successful relationships with such third-party independent agencies. Negative changes in such relationships could adversely affect HOA’s insurance business, including, but not limited to, reduced sales, the loss of existing policies, the need to lower prices, or the need to pay higher commissions. In addition, such agencies act as agents of HOA. Any misconduct on the part of such agents could have an adverse impact on our business, financial conditions, reputation and results of operations.

Furthermore, the HOA acquisition represents a significant expansion of Porch’s revenue from insurance sales and may have the effect of heightening many of the risks and uncertainties described above and below with respect to our insurance business.

Our insurance businesses are subject to state governmental regulation, which could limit the growth of our insurance businesses and impose additional costs on us.

Our insurance businesses maintain licenses with a number of individual state departments of insurance. Our insurance businesses are subject to state governmental regulation and supervision. This state governmental supervision could limit the growth of our insurance businesses, increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide them, and subjecting us to the possibility of regulatory actions or proceedings. If we are unable to comply with such regulations, we may be precluded or temporarily suspended from carrying on some or all of the activities of our insurance businesses or otherwise be fined or penalized in a given jurisdiction. Additionally, actual or perceived failure to comply with such state regulation may give rise to a right to terminate under arrangements with the insurance providers. Our continued ability to maintain our insurance licenses in the jurisdictions in which we are licensed or to expand to new operations or new jurisdictions depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance companies and agencies, any of which could result in the expenditure of significant management time or financial resources.

In all jurisdictions, the applicable laws and regulations are subject to amendment and interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement and interpret rules and regulations. No assurances can be given that our insurance businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past or that we will be able to expand our insurance business in the future.

Our insurance businesses are commission-based and depends on our relationships with insurance providers with no long-term contractual commitments. If insurance providers stop working with us or pay us lower amounts for new customers, or if we are unable to establish and maintain new relationships with other insurance providers, our insurance businesses could be materially affected, which in turn could impact our business, results of operations and financial condition.

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

If we are unable to maintain in good standing existing relationships with insurance carriers, or unable to add new insurance carriers or reinsurers, or if we become dependent on a limited number of carriers or reinsurers, we may be unable to meet the expectations of consumers and other counterparties in our insurance businesses. This deficiency could reduce confidence in our ability to offer competitive rates and terms, making us less popular with such consumers and counterparties. As a result, our insurance businesses could be materially impacted, which could have an adverse impact on our business, financial condition and results of operations.

Our insurance businesses compete with a large number of companies in the insurance industry for underwriting premium.

During periods of intense competition for premium, our insurance businesses are exposed to the actions of other companies that may seek to write policies without the appropriate regard for risk and profitability. During these times, it is very challenging to grow or maintain premium volume without sacrificing underwriting discipline and income.

The effects of emerging claim and coverage issues in the insurance industry are uncertain.

As industry practices, economic, legal, judicial, social, and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our insurance businesses by either extending coverage beyond the underwriting intent or by increasing the number and size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

●	Judicial expansion of policy coverage and the impact of new theories of liability;
●	Plaintiffs targeting property and casualty (“P&C”) insurers in class action litigation relating to claims-handling and other practices;
●	Medical developments linking health issues to particular cases, resulting in liability claims; and
●	Claims related to unanticipated consequences of current or new technologies, including cyber- security related risks and claims relating to potentially changing climate conditions.

In some instances, these emerging issues may not become apparent for some time after affected insurance policies have been issued. As a result, the full extent of liability may not be immediately known, nor their financial impacts adequately provided for in premium charges.

In addition, potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend statutes of limitations or otherwise repeal or weaken tort reforms could have an adverse impact on our insurance businesses.

The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict and could harm our insurance businesses and materially adversely affect their results and operations.

The failure to accurately and timely pay claims could harm our insurance businesses.

Though our insurance businesses historically evaluated and paid claims timely and in accordance with its policies and statutory obligations, they must continue to manage costs and close claims expeditiously. Many factors affect the ability to evaluate and pay claims accurately and timely, including training and experience of claims staff, claims department's culture and the effectiveness of management, the ability to develop or select and implement appropriate procedures and systems to support claims functions and other factors. The failure to accurately and timely pay claims could lead to regulatory and administrative actions or material litigation, undermine our insurance businesses' reputation in the marketplace and materially and adversely affect their businesses, financial conditions and results of operations.

If our insurance businesses are unable to hire, train and retain claims staff, their claims departments may be required to handle an increasing workload, which could adversely affect the quality of their claims administration, which could be materially and adversely impact our business.

Our insurance businesses' loss reserves may be inadequate to cover actual losses.

Estimating loss reserves is a difficult, complex, and inherently uncertain process involving many variables and subjective judgments, Significant periods of time can elapse between the occurrence of an insured loss, the reporting of a claim, and payment of that claim. Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability of our insurance businesses. These estimates are based on the analysis of historical loss development patterns and on estimates of current labor and material costs. The various factors reviewed include:

●	Loss emergence, reporting and development patterns;
●	Underlying policy terms and conditions;
●	Business and exposure mix;
●	Trends in claims frequency and severity;
●	Changes in operations;
●	Emerging economic and social trends;
●	inflation; and
●	Changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. There is no precise method for evaluating the impact of variances in estimates. If the actual amount of insured losses is greater than the amount reserved for these losses, our insurance businesses' profitability could suffer.

The performance of our insurance businesses' investment portfolios is subject to a variety of investment risks.

The results of operations of our insurance businesses depend, in part, on the performance of their investment portfolios. Our insurance businesses seek to hold a high-quality portfolio managed by a professional investment advisory firm in accordance with its investment policy and routinely reviewed by the internal management team. Investments, however, are subject to general economic conditions and market risks as well as risks inherent to particular securities.

The values of our insurance businesses' investment portfolios are subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of an issuer's payments on such investments. Downgrades in the credit ratings of fixed income securities could also have a significant negative effect on the market valuation of such securities.

Such factors could reduce our insurance businesses' net investment incomes and result in realized investment losses, as well as negatively impact its statutory capital. Our insurance businesses' investment portfolios are subject to increased valuation uncertainties when investment markets are illiquid, thereby increasing the risk that the estimated fair value (i.e. carrying amount) of the securities our insurance businesses hold in their portfolio does not reflect prices at which accrual transactions would occur.

Risks for all types of securities are managed through the application of the our insurance businesses' investment policies, which establish investment parameters that include maximum percentages of investment in certain types of securities and minimum levels of credit quality, which they believe are within applicable guidelines established by the National Association of Insurance Commissioners (“NAIC”). In addition, our insurance businesses seek to employ investment strategies that are not correlated with its insurance and reinsurance exposures, however, losses in their investment portfolios may occur at the same time as underwriting losses.

Our insurances businesses could be forced to sell investments to meet liquidity requirements.

Our insurance businesses invest premiums until they are needed to pay policyholder claims. Consequently, our insurance businesses seek to manage the duration of their investment portfolios based on the duration of their losses and loss adjustment expenses payment cycles in order to ensure sufficient liquidity and to avoid having to unexpectedly liquidate investments to fund claims. In addition unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Our insurance businesses may not be able to sell their investments at favorable prices or at all. Sales of invested assets could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities.

Our business may also be adversely affected by downturns in the home, auto, flood and umbrella insurance industries.

Through our insurance businesses, we primarily serve customers in the homeowners’ insurance market. We also sell auto, flood and umbrella insurance and we expect sales in those markets to increase in the future. Decreases in consumer demand in the home and automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers we provide insurance quotes and corresponding sales. For example, negative trends in the real estate industry, such as decreases rental payments and increases in home values have the potential to adversely affect home purchases and to decrease the demand for homeowners, flood and umbrella insurance. In addition, consumer purchases of homes and new and used automobiles generally decline during recessionary periods and other periods in which income is adversely affected and may be affected by negative trends in the broader economy, including the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

Insurance commission revenue recognition and changes within our insurance business may create a fluctuation of our business results and expose us to additional risks.

Current accounting standards allow an insurance agency like Elite Insurance Group to recognize the full lifetime value of each insurance sale up front, because Elite Insurance Group does not service the customer or have any other responsibilities after the initial sale. Elite Insurance Group then collect the ongoing commission payments from the insurance carriers on an ongoing basis each year so long as the customer does not cancel the insurance. In the future, Elite Insurance Group may begin to provide ongoing services to the policyholder or customer in order to receive higher commission amounts and a higher overall lifetime value. We would expect any such change to result in a shift in revenue recognition from the first year to ongoing years, which could increase long-term growth rates but negatively impact our short-term results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1*†	Non-Employee Director Compensation Policy
10.2*†	Form of Restricted Stock Unit Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan.
10.3*	Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Form S-8 (File No. 333-253778) filed with the SEC on March 2, 2021).
10.4*†	Form of Restricted Stock Unit Award Agreement under Porch Group, Inc. 2012 Stock Incentive Plan.
10.5*†	Form of Restricted Stock Award Agreement under Porch Group, Inc. 2012 Equity Incentive Plan.
10.6*†	Form of Stock Option Agreement under Porch Group, Inc. 2012 Equity Incentive Plan.
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*   Management contract or compensatory plan or arrangement.

†   Filed herewith Except Exhibits 32.1 and 32.2, which are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 16, 2021

PORCH GROUP, INC.

By:	/s/ Martin L. Heimbigner
Name:	Martin L. Heimbigner
Title:	Chief Financial Officer
(Principal Financial Officer)