Form 10-Q
period 2021-09-30
Porch Group, Inc.
filed 2021-11-15
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

(855) 767-2400

(Registrant’s telephone number, including area code)

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

The number of outstanding shares of the Registrant’s Common Stock as of November 8, 2021 was 98,064,108.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PORCH GROUP, INC.

Condensed Consolidated Balance Sheets

(all numbers in thousands, except share amounts)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets
Cash and cash equivalents	$410,217	$196,046
Accounts receivable, net	33,641	4,268
Short-term investments	10,142	—
Reinsurance balance due	246,170	—
Prepaid expenses and other current assets	8,636	4,080
Restricted cash	4,614	11,407
Total current assets	713,420	215,801
Property, equipment, and software, net	7,656	4,593
Goodwill	170,427	28,289
Long-term investments	58,646	—
Intangible assets, net	91,650	15,961
Restricted cash, non-current	1,000	—
Long-term insurance commissions receivable	7,159	3,365
Other assets	368	378
Total assets	$1,050,326	$268,387

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,525	$9,203
Accrued expenses and other current liabilities	57,274	9,905
Deferred revenue	190,137	5,208
Refundable customer deposit	1,509	2,664
Current portion of long-term debt	107	4,746
Losses and loss adjustment expense reserves	87,737	—
Other insurance liabilities, current	34,819	—
Total current liabilities	377,108	31,726
Long-term debt	417,976	43,237
Refundable customer deposit, non-current	—	529
Earnout liability, at fair value	39,811	50,238
Private warrant liability, at fair value	17,706	31,534
Other liabilities (includes $2,849 and $3,549 at fair value, respectively)	5,449	3,798
Total liabilities	858,050	161,062
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.0001 par value:	10	8
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 97,332,998 and 81,669,151, respectively
Additional paid-in capital	596,156	424,823
Accumulated other comprehensive income	113	—
Accumulated deficit	(404,003)	(317,506)
Total stockholders’ equity	192,276	107,325
Total liabilities and stockholders’ equity	$1,050,326	$268,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Operations

(all numbers in thousands, except share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$62,769	$21,507	$140,852	$53,703
Operating expenses(1):
Cost of revenue	19,158	5,361	44,587	13,252
Selling and marketing	22,874	8,803	60,636	30,443
Product and technology	11,317	5,701	34,158	18,124
General and administrative	22,034	5,490	66,463	15,539
Gain on divestiture of businesses	—	—	—	(1,442)
Total operating expenses	75,383	25,355	205,844	75,916
Operating loss	(12,614)	(3,848)	(64,992)	(22,213)
Other income (expense):
Interest expense	(1,857)	(3,952)	(4,296)	(10,329)
Change in fair value of earnout liability	7,413	—	(15,388)	—
Change in fair value of private warrant liability	2,692	—	(17,521)	—
Gain (loss) on extinguishment of debt	(3,133)	(2,532)	5,110	1,077
Investment income and realized gains, net of investment expenses	248	—	448	—
Other income (expense), net	316	1,418	225	(2,050)
Total other income (expense)	5,679	(5,066)	(31,422)	(11,302)
Loss before income taxes	(6,935)	(8,914)	(96,414)	(33,515)
Income tax benefit (expense)	1,836	(9)	9,917	(33)
Net loss	$(5,099)	$(8,923)	$(86,497)	$(33,548)

Loss per share - basic	$(0.05)	$(0.25)	$(0.93)	$(0.95)
Loss per share - diluted (Note 13)	$(0.08)	$(0.25)	$(0.93)	$(0.95)

Shares used in computing basic loss per share	96,839,292	35,809,973	92,544,137	35,294,839
Shares used in computing diluted loss per share	97,545,942	35,809,973	92,544,137	35,294,839
(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$—	$1	$1	$1
Selling and marketing	1,382	88	4,888	186
Product and technology	1,367	115	5,522	619
General and administrative	3,135	303	18,950	735
	$5,884	$507	$29,361	$1,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(all numbers in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(5,099)	$(8,923)	$(86,497)	$(33,548)
Other comprehensive income (loss):
Current period change in net unrealized gain (loss), net of tax	(154)	—	113	—
Comprehensive loss	$(5,253)	$(8,923)	$(86,384)	$(33,548)

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(all numbers in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balances as of December 31, 2020	81,669,151	$8	$424,823	$(317,506)	$—	$107,325
Net loss	—	—	—	(65,101)	—	(65,101)
Other comprehensive income	—	—	—	—		—
Stock-based compensation	—	—	4,462	—	—	4,462
Stock-based compensation - earnout	—	—	12,373	—	—	12,373
Issuance of common stock for acquisitions	90,000	—	1,169	—	—	1,169
Reclassification of earnout liability upon vesting	—	—	25,815	—	—	25,815
Vesting of restricted stock units	2,078,102	—	—	—	—	—
Exercise of stock warrants	8,087,623	1	93,007	—	—	93,008
Exercise of stock options	593,106	—	355	—	—	355
Income tax withholdings	(1,062,250)	—	(16,997)	—	—	(16,997)
Transaction costs	—	—	(402)	—	—	(402)
Balances as of March 31, 2021	91,455,732	$9	$544,605	$(382,607)	$—	$162,007
Net loss	—	—	—	(16,297)	—	(16,297)
Other comprehensive income	—	—	—	—	267	267
Stock-based compensation	—	—	2,466	—	—	2,466
Stock-based compensation - earnout	—	—	4,176	—	—	4,176
Issuance of common stock for acquisitions	1,292,441	—	21,687	—	—	21,687
Contingent consideration for acquisitions	—	—	6,685	—	—	6,685
Reclassification of private warrant liability upon exercise	—	—	16,843	—	—	16,843
Vesting of restricted stock units	33,182	—	—	—	—	—
Exercise of stock warrants	2,862,312	1	33,761	—	—	33,762
Exercise of stock options	946,392	—	2,227	—	—	2,227
Income tax withholdings	(296,643)	—	(5,194)	—	—	(5,194)
Transaction costs	—	—	140	—	—	140
Balances as of June 30, 2021	96,293,416	$10	$627,396	$(398,904)	$267	$228,769
Net loss	—	—	—	(5,099)	—	(5,099)
Other comprehensive income	—	—	—	—	(154)	(154)
Stock-based compensation	—	—	1,641	—	—	1,641
Stock-based compensation - earnout	—	—	4,243	—	—	4,243
Issuance of common stock for acquisitions	102,636	—	1,937	—	—	1,937
Reclassification of private warrant liability upon exercise	—	—	14,505	—	—	14,505
Vesting of restricted stock units	271,432	—	—	—	—	—
Exercise of stock warrants	557,816	—	—	—	—	—
Exercise of stock options	339,150	—	934	—	—	934
Income tax withholdings	(231,452)	—	(1,587)	—	—	(1,587)
Capped call transactions	—	—	(52,913)	—	—	(52,913)
Balances as of September 30, 2021	97,332,998	$10	$596,156	$(404,003)	$113	$192,276

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) - Continued

(all numbers in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balances as of December 31, 2019(1)	34,197,822	$3	$203,492	$(263,474)	$—	$(59,979)
Net loss	—	—	—	(18,367)	—	(18,367)
Other comprehensive income	—	—	—	—	3,856	3,856
Stock-based compensation	—	—	672	—	—	672
Issuance of Series C redeemable convertible preferred stock(1)	671,836	—	4,714	—	—	4,714
Conversion of convertible notes to Series C redeemable convertible preferred stock(1)	198,750	—	1,436	—	—	1,436
Vesting of restricted stock awards issued for acquisitions	472,141	—	—	—	—	—
Issuance of common stock warrants	—	—	44	—	—	44
Exercise of stock options	8,409	—	1	—	—	1
Balances as of March 31, 2020	35,548,958	$3	$210,359	$(281,841)	$3,856	$(67,623)
Net loss	—	—	—	(6,258)	—	(6,258)
Other comprehensive income	—	—	—	—	(3,856)	(3,856)
Stock-based compensation	—	—	362	—	—	362
Issuance of common stock for acquisitions	11,744	—	39	—	—	39
Exercise of stock options	1,174	—	—	—	—	—
Balances as of June 30, 2020	35,561,876	$3	$210,760	$(288,099)	$—	$(77,336)
Net loss	—	—	—	(8,923)		(8,923)
Stock-based compensation	—	—	507	—	—	507
Issuance of Series C redeemable convertible preferred stock(1)	10,703	—	122	—	—	122
Repurchase of redeemable convertible stock(1)	(75,162)	—	(480)	—	—	(480)
Issuance of common stock for acquisitions	396,713	—	1,790	—	—	1,790
Shareholder contribution	—	—	300	—	—	300
Exercise of stock options	79,021	—	—	138	—	138
Balances as of September 30, 2020	35,973,151	$3	$212,999	$(296,884)	$—	$(83,882)

(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(all numbers in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(86,497)	$(33,548)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,787	5,021
Loss on sale and impairment of long-lived assets	202	807
Gain on extinguishment of debt	(5,110)	(1,077)
Loss on remeasurement of debt	—	924
Gain on divestiture of businesses	—	(1,442)
Loss on remeasurement of warrants	17,521	1,214
Loss (gain) on remeasurement of contingent consideration	(380)	1,500
Loss on remeasurement of earnout liability	15,388	—
Stock-based compensation	29,361	1,541
Amortization of premium/accretion of discount, net	941	—
Net realized losses on investments	45	—
Interest expense (non-cash)	67	4,899
Other	(1,379)	106
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(5,424)	(1,056)
Reinsurance balance due	(33,097)	—
Prepaid expenses and other current assets	90	208
Long-term insurance commissions receivable	(3,794)	(1,947)
Accounts payable	(23,284)	3,723
Accrued expenses and other current liabilities	3,031	1,575
Losses and loss adjustment expense reserves	1,892	—
Other insurance liabilities, current	5,085	—
Deferred revenue	42,948	3,109
Refundable customer deposits	(2,441)	(2,641)
Deferred income tax benefit	(8,153)	—
Other	484	69
Net cash used in operating activities	(41,717)	(17,015)
Cash flows from investing activities:
Purchases of property and equipment	(588)	(121)
Capitalized internal use software development costs	(2,629)	(2,113)
Purchases of short-term and long-term investments	(19,126)	—
Maturities, sales of short-term and long-term investments	16,367	—
Acquisitions, net of cash acquired	(178,681)	(1,618)
Net cash used in investing activities	(184,657)	(3,852)
Cash flows from financing activities:
Proceeds from debt issuance, net of fees	413,537	61,190
Repayments of principal and related fees	(42,965)	(42,858)
Proceeds from issuance of redeemable convertible preferred stock, net of fees	—	4,714
Capped call transactions	(42,330)	—
Proceeds from exercises of warrants	126,772	—
Proceeds from exercises of stock options	3,516	76
Income tax withholdings paid upon vesting of restricted stock units	(23,778)	—
Deferred offering costs	—	(1,255)
Repurchase of stock	—	(42)
Net cash provided by financing activities	434,752	21,825
Net change in cash, cash equivalents, and restricted cash	$208,378	$958
Cash, cash equivalents, and restricted cash, beginning of period	$207,453	$7,179
Cash, cash equivalents, and restricted cash end of period	$415,831	$8,137

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(all numbers in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures
Cash paid for interest	$2,675	$4,344
Reduction of earnout liability due to a vesting event	$25,815	$—
Non-cash consideration for acquisitions	$42,229	$1,829
Payable for capped call transactions	$10,583	$—
Debt discount for warrants issued (non-cash)	$—	$1,215
Cancelation of a convertible promissory note on divestiture of a business	$—	$2,724
Conversion of debt to redeemable convertible preferred stock (non-cash)	$—	$1,436
Capital contribution from a shareholder	$—	$300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group”, “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to home services companies, such as home inspectors, insurance carriers, moving companies, utility companies, warranty companies, title companies, and others. Porch helps these service providers grow their business and improve their customer experience. In addition, through these relationships Porch gains access to homebuyers and is able to offer services to make the moving process easier, helping consumers save time and make better decisions about critical services, including insurance, warranty, moving, security, TV/internet, home repair and improvement, and more.

Beginning in the quarter ending September 30, 2021, we have two reportable segments that are also our operating segments, which have been identified based on how our chief operating decision-maker (“CODM”) manages our business, makes operating decisions and evaluates operating and financial performance. The chief executive officer acts as the CODM and reviews financial and operational information for the Vertical Software and Insurance segments.

Our Vertical Software segment primarily consists of a vertical software platform for the home, providing software and services to home services companies, such as home inspectors, moving companies, utility companies, title companies, and others, and includes software fee revenues from companies, and non-insurance revenue. The Vertical Software segment also includes per-lead and per-quote based revenue from insurance companies.

Our Insurance segment offers various forms of homeowner insurance policies through its own insurance carrier and certain homeowner and auto insurance policies through its licensed insurance agency. The Insurance segment also includes home warranty revenue.

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

COVID-19 Update

The novel coronavirus disease 2019 (“COVID-19”) and the measures adopted by government entities in response to it have adversely affected Porch’s business operations since March of 2020. The impact of the COVID-19 pandemic and related mitigation on Porch’s ability to conduct ordinary course business activities has been and may continue to be impaired for an indefinite period. The extent of the continuing impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which remain uncertain at this time. Porch expects the COVID-19 pandemic to continue to have an uncertain impact on future revenues and results of operations, but is unable to predict the size and duration of such impact.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 19, 2021. The information as of December 31, 2020 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. Certain reclassifications to 2020 balances were made to conform to the current period presentation in the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements included in this Quarterly Report were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for both the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim period or future year.

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

Reclassifications

Certain reclassifications to previously reported 2021 balances were made to conform to the current period presentation in the condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis these estimates, which include, but are not limited to, estimated variable consideration for services performed, the allowance for doubtful accounts, depreciable lives for property and equipment, acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, unpaid losses and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, are evaluated by management. Actual results could differ materially from those estimates, judgments, and assumptions.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit and fixed- maturity securities, as well as receivable balance in the course of collection.

The Company’s insurance subsidiary has exposure and remains liable in the event of an insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer base companies. One reinsurer represented 11% of the Company’s insurance subsidiary’s total reinsurance receivables as of September 30, 2021.

Substantially all of the Company’s insurance-related revenues in the Insurance segment are derived from customers in Texas (which represented a significant majority of such revenues in the three and nine months ended September 30, 2021), Arizona, Georgia, North Carolina, South Carolina, Illinois, Nevada, and Virginia which could be adversely affected by economic conditions, an increase in competition, or environmental impacts and changes.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash equivalents as of September 30, 2021 includes $0.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $2.8 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in sixteen states, $0.5 million of customer deposits, and $2.0 million related to acquisition indemnification hold backs and escrow accounts, of which $1.0 million is recorded in non-current assets. Restricted cash as of December 31, 2020 includes $8.4 million related to the Paycheck Protection Program Loans held in escrow with a commercial bank (see Note 7) and a $3.0 million minimum cash balance required by the Company’s senior secured lender.

The reconciliation of cash and cash equivalents to amounts presented in the condensed consolidated statements of cash flows are as follows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$410,217	$196,046
Restricted cash and restricted cash equivalents - current	4,614	11,407
Restricted cash and restricted cash equivalents - non-current	1,000	—
Cash, cash equivalents and restricted cash	$415,831	$207,453

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

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable represent amounts due from enterprise customers and other corporate partnerships, as well as due and deferred insurance premiums. Due and deferred premiums, which are included in accounts receivable, consist of uncollateralized premiums and agents’ balances which are in the process of collection as well as premiums earned but not yet due from customers. Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected. The Company estimates allowances for uncollectible receivables based on the credit worthiness of its customers, historical trend analysis, and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables as of September 30, 2021 and December 31, 2020, was $367 thousand and $249 thousand, respectively.

Deferred Policy Acquisition Costs

The Company capitalizes deferred policy acquisitions costs (“DAC”) which consist of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition of new or renewal insurance contracts. DAC are amortized to expense on a straight-line basis over the terms of the policies to which they relate. DAC is also reduced by ceding commissions which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of September 30, 2021, DAC of $3.7 million is included in prepaid expenses and other current assets.

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

The following table provides the rollforward of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for September 30, 2021:

2021
Losses and LAE reserve at April 5	$84,366
Reinsurance recoverables on losses and LAE	(82,898)
Losses and LAE reserve, net of reinsurance recoverables at April 5	1,468
Net incurred losses and LAE during the current year	15,744
Net claim and LAE payments during the current year	(10,106)
Reserve for losses and LAE, net of reinsurance recoverables, at end of year	7,106
Reinsurance recoverables on losses and LAE	80,631
Losses and LAE reserve at September 30	$87,737

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

The effects of reinsurance on premiums written and earned were as follows, for the period since the acquisition date of April 5, 2021 to September 30, 2021:

	September 30, 2021
	Written	Earned
Direct premiums	$177,333	$134,712
Ceded premiums	(158,793)	(126,743)
Net premiums	$18,540	$7,969

Other Insurance Liabilities, Current

The following table details the components of other insurance liabilities, current on the condensed consolidated balance sheets:

September 30, 2021
Ceded reinsurance premiums payable	$18,922
Funds held under reinsurance treaty	2,600
Commissions payable, reinsurers and agents	9,453
General and accrued expenses payable	537
Advance premiums	3,307
Other insurance liabilities, current	$34,819

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

Revenue Recognition

The Company generates its Core Services Revenue from (1) fees received for connecting homeowners to individual contractors, small business service providers and large enterprise service providers, (2) commissions from third-party insurance and warranty carriers, and (3) insurance and warranty premiums, policy fees and other insurance-related fees generated through its own insurance carrier. The Company’s Managed Services Revenue is generated from fees received for providing select and limited services directly to homeowners. The Company’s Software and Service Subscription Revenue is generated from fees received for providing subscription access to the Company’s software platforms and subscription services across various industries.

Core Services Revenue

Core Services Revenue is generated by the Company connecting third-party service providers (“Service Providers”) with homeowners that meet pre-defined criteria and who may be looking for relevant services. Service Providers represent a broad variety of offerings across the construction and repair, utilities, and other connected services spaces, which includes movers, TV/Internet, warranty, security monitoring providers, plumbers, electricians, roofers, et al. The Company also connects homeowners with home and auto insurance policies from third-party insurance carriers, and starting in April 2021, began providing various forms of homeowners insurance through its own insurance carrier and managing general agency. In September 2021, the Company became a provider of home warranty service contracts as well.

Revenue generated from Service Providers is recognized at a point in time upon the connection of a homeowner to the Service Provider, at which point the Company’s performance obligation has been satisfied. The transaction price is generally either a fixed price per qualifying lead or activated service, or a percentage of the revenue the Service Provider ultimately generates through the homeowner connection. When the revenue to which the Company is entitled is based on the amount of revenue the Service Provider generates from the homeowner, the transaction price is considered variable, and an estimate of the constrained transaction price is recorded by the Company upon delivery of the lead or upon the activation of the service.

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

In January 2020, the Company, through its wholly-owned subsidiary and licensed insurance agency, Elite Insurance Group (“EIG”), began selling homeowner and auto insurance policies for third-party insurance carriers. The transaction price for these arrangements is the estimated lifetime value (“LTV”) of the commissions to be paid by the third-party carrier for the policies sold. The LTV represents fixed first-year commission upon sale of the policy as well as the estimated variable future renewal commissions expected. The Company constrains the transaction price based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. After a policy is sold for an insurance carrier, the Company has no additional or ongoing contractual obligation to the policyholder or insurance carrier.

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

Starting in April 2021, through the newly-acquired Homeowners of America Holding Corporation (“HAHC”) and its subsidiaries (collectively, “ HOA”), the Company is authorized to write various forms of homeowners insurance. Insurance-related revenues included in Core Services Revenue primarily relate to premiums, policy fees, excess ceding commissions and reinsurance profit share, and loss adjustment income. Premiums are recognized as revenue on a daily pro rata basis of the policy term. The portion of premiums related to the unexpired term of policies in force as of the end of the measurement period and to be earned over the remaining term of these policies, is deferred and reported as deferred revenue.

Policy fees are collected by Homeowners of America Managing General Agent (“HAMGA”), and include application fees, which are intended to offset the costs incurred in establishing the insurance policy. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written.

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

Starting in September 2021, through the newly-acquired American Home Protect (“AHP”), the Company is a provider of whole home warranty policies across the United States. AHP’s warranty contracts are typically three-year contracts. Revenue for these contracts is recognized over the warranty coverage period. AHP currently provides home warranty policies in 45 states and is in the process of obtaining licenses in an additional four states.

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

Software and Service Subscription Revenue

Software and Service Subscription Revenue is primarily generated from the vertical software sold to home inspectors and other home services companies. The Company does not provide the customer with the right to take possession of any part of the software supporting the cloud-based application services. The Company also provides certain data analytics, transaction monitoring and marketing services under subscription contracts. The Company’s typical subscription contracts are monthly contracts in which pricing is based on a specified volume of activity completed through the software. Fees earned for providing access to the subscription software and services are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the subscription software and services during the contract term.

Income Taxes

Provisions for income taxes for the three months ended September 30, 2021 and 2020 were $1.8 million benefit and $9 thousand expense, respectively, and the effective tax rates for these periods were 26.5% and (0.1%), respectively. Provisions for income taxes for the nine months ended September 30, 2021 and 2020 were $9.9 million benefit and $33 thousand expense, respectively, and the effective tax rates for these periods were $10.3% and (0.1%), respectively. The difference between the Company’s effective tax rates for the 2021 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred assets and the impact of acquisitions on the Company’s valuation allowance. The difference between the Company’s effective tax rates for the 2020 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Other income (expense), net

The following table details the components of other income (expense), net on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) on remeasurement of debt	$—	$488	$—	$(924)
Gain (loss) on remeasurement of legacy preferred stock warrant liability	—	785	—	(1,214)
Other, net	316	145	225	88
	$316	$1,418	$225	$(2,050)

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In accordance with the JOBS Act, the Company previously elected to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. As of June 30, 2021, the last business day of the second fiscal quarter, the Company met certain thresholds for qualification as a “large accelerated filer” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Therefore, the Company expects to lose EGC status as of December 31, 2021. The impact of this change in filing status includes being subject to the requirements of large accelerated filers, which includes shortened filing timelines, no delayed adoption of certain accounting standards, presentation of two comparative periods, and attestation of the Company’s internal control over financial reporting by its independent auditor.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU No. 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU No. 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. The required use of the “if-converted” method will not impact the Company’s diluted net loss per share as long as the Company is in a net loss position.

The guidance in ASU No. 2020-06 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2021, for public business entities. Early adoption is permitted, but no earlier than annual reporting periods beginning after December 15, 2020, including interim periods within those annual reporting periods. The Company early adopted this guidance for the fiscal year beginning January 1, 2021, and did so on a modified retrospective basis, without requiring any adjustments.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Additionally, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 in April 2019 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief in May 2019. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since as of December 31, 2021 the Company will no longer qualify as an emerging growth company, it will no longer qualify for the deferral of the effective date available for emerging growth companies. As such the Company will be adopting the standard retrospectively at January 1, 2021 and reflecting the impact in its financial statements for the year ending December 31, 2021. The Company is currently evaluating the impact of the adoption on the consolidated balance sheets, statement of operations, and statement of cash flows.

In February 2016, the FASB issued ASU 2016 02, Leases (Topic 842). The new standard is effective for non-public companies for reporting periods beginning after December 15, 2021 and early adoption is permitted. The comprehensive new standard will amend and supersede existing lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Since as of December 31, 2021 the Company will no longer qualify as an emerging growth company, it will no longer qualify for the deferral of the effective date available for emerging growth companies. As such the Company will be adopting the standard retrospectively at January 1, 2021 and reflecting the impact in its financial statements for the year ending December 31, 2021. The Company is currently evaluating the impact that adoption will have on the consolidated balance sheets, statements of operations, and statements of cash flows and expects that the adoption of the ASU will increase assets and liabilities related to the Company’s operating leases on the consolidated balance sheets. The Company estimates that as of September 30, 2021, the adoption of Topic 842 would increase the Company’s total assets reflecting right of use asset of approximately $4.0 million and total liabilities reflecting the lease obligation payable of approximately $4.0 million.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The ASU clarifies that early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company plans to early adopt this ASU at January 1, 2022 and reflect the impact in its financial statements for the year ending December 31, 2022. The Company is currently evaluating the impact of the adoption on the consolidated balance sheets, statement of operations, and statement of cash flows.

2. Revenue

Disaggregation of Revenue

Total revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Core services revenue	$32,955	$17,265	$72,664	$38,102
Managed services revenue	14,248	1,911	28,561	9,744
Software and service subscription revenue	15,566	2,331	39,627	5,857
Total revenue	$62,769	$21,507	$140,852	$53,703

Revenue from Divested Businesses

There were no divestitures during the three and nine months ended September 30, 2021, or the three months ended September 30, 2020. Total revenue reported includes revenue from divested businesses of $4.3 million for the nine months ended September 30, 2020, respectively.

Contracts with Customers

Contract Assets - Insurance Commissions Receivable

A summary of the activity impacting the contract assets during the nine months ended September 30, 2021 is presented below:

Contract Assets
Balance at December 31, 2020	$3,529
Estimated lifetime value of insurance policies sold by carriers	5,488
Cash receipts	(1,580)
Balance at September 30, 2021	$7,437

As of September 30, 2021, $278 of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the condensed consolidated balance sheets. The remaining $7,159 of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the condensed consolidated balance sheets.

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

A summary of the activity impacting the contract liabilities during the nine months ended September 30, 2021 is presented below:

Contract
Liabilities
Balance at December 31, 2020	$3,193
Additions to contract liabilities	517
Additions to contract liabilities – significant financing component interest	150
Contract liabilities transferred to revenue	(2,351)
Balance at September 30, 2021	$1,509

As of September 30, 2021, $1,509 of contract liabilities are expected to be transferred to revenue within the next 12 months and therefore are included in current refundable customer deposits on the unaudited condensed consolidated balance sheets.

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

A summary of the activity impacting deferred revenue balances during the nine months ended September 30, 2021 is presented below:

Deferred
Revenue
Balance at December 31, 2020	$5,208
Revenue recognized	(38,406)
Additional amounts deferred	80,910
Impact of acquisitions	142,425
Balance at September 30, 2021	$190,137

Deferred revenue presented on the Company’s condensed consolidated balance sheet includes deferred revenue related to the Company’s insurance operations of $172.7 million and $13.6 million of unearned premiums and unearned ceding commissions, respectively. Deferred revenue of $3.8 million is related to the Company’s Vertical Software segment operations.

Remaining Performance Obligations

Contracts with customers include $3.8 million to performance obligations that will be satisfied at a later date. These amounts primarily include performance obligations that are recorded in the condensed consolidated balance sheets as deferred revenue. The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the condensed consolidated balance sheets, is immaterial as of September 30, 2021 and December 31, 2020.

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

3. Investments

The following table provides the Company’s investment income, and realized gains on investments for fiscal 2021:

Investment income, net of investment expenses	$493
Realized gains on investments	$46
Realized losses on investments	$(91)

The following table provides the amortized cost, fair value and unrealized gains and (losses) of the Company’s investment securities:

	September 30, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government obligations	$10,983	$29	$(27)	$10,985
Obligations of states, municipalities and political subdivisions	4,378	5	(12)	4,371
Corporate bonds	32,208	183	(48)	32,343
Residential and commercial mortgage-backed securities	15,380	63	(55)	15,388
Other loan-backed and structured securities	5,703	11	(13)	5,701
Total debt securities	$68,652	$291	$(155)	$68,788

The amortized cost and fair value of securities at September 30, 2021, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$8,741	$8,731
Due after one year through five years	20,828	20,841
Due after five years through ten years	15,696	15,808
Due after ten years	2,304	2,319
Residential and commercial mortgage-backed securities	15,380	15,388
Other loan-backed and structured securities	5,703	5,701
Total	$68,652	$68,788

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporarily impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

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

Securities with gross unrealized loss position at September 30, 2021, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At September 30, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. government obligations	$(27)	$6,073	$—	$—	$(27)	$6,073
Obligations of states, municipalities and political subdivisions	(12)	1,274	—	—	(12)	1,274
Industrial and miscellaneous	(48)	11,978	—	—	(48)	11,978
Residential and commercial mortgage-backed securities	(55)	9,108	—	—	(55)	9,108
Other loan-backed and structured securities	(13)	3,450	—	—	(13)	3,450
Total securities	$(155)	$31,883	$—	$—	$(155)	$31,883

At September 30, 2021, there were 260 securities in an unrealized loss position. Of these securities, there were none that had been in an unrealized loss position for 12 months or longer.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at September 30, 2021.

4. Fair Value

The following table details the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement at September 30, 2021
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$10,080	$—	$—	$10,080
Debt securities:
U.S. government obligations	10,985	—	—	10,985
Obligations of states and municipalities	—	4,371	—	4,371
Industrial and miscellaneous	—	32,343	—	32,343
Residential and commercial mortgage-backed securities	—	15,388	—	15,388
Other loan-backed and structured securities	—	5,701	—	5,701
	$21,065	$57,803	$—	$78,868
Liabilities
Contingent consideration - business combinations	$—	$—	$2,849	$2,849
Contingent consideration - earnout	—	—	39,811	39,811
Private warrant liability	—	—	17,706	17,706
	$—	$—	$60,366	$60,366

	Fair Value Measurement at December 31, 2020
				Total
	Level 1	Level 2	Level 3	Fair Value
Contingent consideration - business combinations	$—	$—	$3,549	$3,549
Contingent consideration - earnout	—	—	50,238	50,238
Private warrant liability	—	—	31,534	31,534
	$—	$—	$85,321	$85,321

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

Contingent Consideration – Business Combinations

The Company estimated the fair value of the business combination contingent consideration that is triggered by EBITDA or revenue milestones, which related to certain 2021 acquisitions, using the Monte Carlo simulation method. The fair value is based on the simulated revenue and net income (loss) of the Company over the maturity date of the contingent consideration. As of September 30, 2021, the key inputs used in the determination of the combined fair value of $624 included volatility of 34.3% to 65%, discount rate of 26.0% and weighted-average cost of capital of 26.0% to 29.5%.

The Company estimated the fair value of the business combination contingent consideration that is triggered by stock price milestones, which related to certain 2020 acquisitions, using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of

September 30, 2021, the key inputs used in the determination of the fair value of $1,143 included stock price of $17.68, strike price of $20.00, discount rate of 5.2% and volatility of 65%. As of December 31, 2020, the key inputs used in the determination of the fair value of $1,749 included price of $14.27, strike price of $20.00, discount rate of 9% and volatility of 60%.

The Company estimated the fair value of the 2018 business combination contingent consideration using a variation of the income approach known as the real options method. The fair value is based on the present value of the contingent payments to be made using a weighted probability of possible payments. In January 2021, the 2018 business combination contingent consideration was settled in full for a cash payment of $2,062. As of December 31, 2020, the key inputs used in the determination of fair value of $1,800 include projected revenues and expenses, discount rate of 9.96% to 9.98%, revenue volatility of 18.0% and weighted-average cost of capital of 21.5%.

Contingent Consideration - Earnout

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by the certain employee forfeitures. As of September 30, 2021, the key inputs used in the determination of the fair value included exercise price of $20.00 and $22.00, volatility of 65%, forfeiture rate of 15% and stock price of $17.68. As of December 31, 2020, the key inputs used in the determination of the fair value included exercise price of $18.00, $20.00 and $22.00, volatility of 60%, forfeiture rate of 16% and stock price of $14.27.

Private Warrants

The Company estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of September 30, 2021, the key inputs used in the determination of the fair value included exercise price of $11.50, expected volatility of 53%, remaining contractual term of 4.23 years, and stock price of $17.68. As of December 31, 2020, the key inputs used in the determination of the fair value included exercise price of $11.50, expected volatility of 35%, remaining contractual term of 4.98 years, and stock price of $14.27.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2021	$50,238	$3,549	$31,534
Additions	—	1,742	—
Settlements	(25,815)	(2,062)	—
Change in fair value, loss (gain) included in net loss(1)	18,770	(275)	15,910
Fair value as of March 31, 2021	$43,193	$2,954	$47,444
Additions	—	—	—
Settlements	—	—	(16,843)
Change in fair value, loss (gain) included in net loss(1)	4,031	(300)	4,302
Fair value as of June 30, 2021	$47,224	$2,654	$34,903
Additions	—	—	—
Settlements	—	—	(14,505)
Change in fair value, loss (gain) included in net loss(1)	(7,413)	195	(2,692)
Fair value as of September 30, 2021	$39,811	$2,849	$17,706

	Redeemable		Contingent
	Convertible		Consideration -
	Preferred Stock		Business
	Warrants	FVO Notes	Combinations
Fair value as of January 1, 2020	$6,684	$11,659	$100
Additions	—	—	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	1,214	454	(80)
Change in fair value, (gain) included in other comprehensive income	—	(3,856)	—
Fair value as of March 31, 2020	$7,898	$8,257	$20
Additions	—	—	—
Settlements	—	(2,724)	—
Change in fair value, loss (gain) included in net loss(1)	785	(2,898)	1,480
Change in fair value, (gain) included in other comprehensive income	—	3,856	—
Fair value as of June 30, 2020	$8,683	$6,491	$1,500
Additions	1,762	—	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	(785)	(488)	100
Fair value as of September 30, 2020	$9,660	$6,003	$1,600

(1)	Changes in fair value of the redeemable convertible stock warrants and FVO Notes are included in other income (expense), net, and changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the unaudited condensed consolidated statements of operations.

Fair Value Disclosure

The fair value of the convertible senior notes (the “2026 Notes”) and other debt approximates the unpaid principal balance and is considered a Level 2 measurement. See Note 7.

5. Property, Equipment, and Software

Property, equipment, and software net, consists of the following:

	September 30,	December 31,
	2021	2020
Software and computer equipment	$1,740	$1,381
Furniture, office equipment, and other	1,908	567
Internally developed software	18,718	10,741
Leasehold improvements	1,112	1,112
	23,478	13,801
Less: Accumulated depreciation and amortization	(15,822)	(9,208)
Property, equipment, and software, net	$7,656	$4,593

Depreciation and amortization expense related to property, equipment, and software was $1,448 and $963 for the three months ended September 30, 2021 and 2020, respectively, and $3,744 and $2,880 for the nine months ended September 30, 2021 and 2020, respectively.

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization, and consist of the following, as of September 30, 2021:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	9.0	$48,590	$(5,006)	$43,584
Acquired technology	6.0	19,565	(8,008)	11,557
Trademarks and tradenames	9.0	23,873	(2,009)	21,864
Non-compete agreements	2.0	410	(179)	231
Value of business acquired	1.0	400	(194)	206
Renewal rights	8.0	9,734	(486)	9,248
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$107,532	$(15,882)	$91,650

Intangible assets consist of the following, as of December 31, 2020:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	7.0	$8,440	$(2,173)	$6,267
Acquired technology	6.0	12,170	(5,481)	6,689
Trademarks and tradenames	9.0	3,688	(893)	2,795
Non-compete agreements	2.0	225	(15)	210
Total intangible assets		$24,523	$(8,562)	$15,961

The aggregate amortization expense related to intangibles was $2,983 and $672 for the three months ended September 30, 2021 and 2020, respectively, and $7,043 and $2,141 for the nine months ended September 30, 2021 and 2020, respectively.

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the nine months ended September 30, 2021:

Goodwill
Balance as of December 31, 2020	$28,289
Acquisitions	142,750
Purchase price adjustments	(612)
Balance as of September 30, 2021	$170,427

7. Debt

At September 30, 2021, debt comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$425,000	$—	$(11,371)	$413,629
Line of credit, due 2022	4,000	—	(54)	3,946
Other notes	600	(92)	—	508
	$429,600	$(92)	$(11,425)	$418,083

Convertible Senior Notes

In September 2021, Porch completed a private Rule 144A offering of $425 million aggregate principal amount of its 0.75% Convertible Senior Notes due in September 2026 (the “2026 Notes”) at an issue price of 100%, which includes $40 million aggregate principal amount of 2026 Notes issued and sold pursuant to the exercise of the initial purchasers’ option to purchase additional 2026 Notes. The 2026 Notes were offered only to qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)), pursuant to Rule 144A under the Securities Act. The net proceeds from the sale of the 2026 Notes were approximately $413.5 million after deducting the initial purchasers’ fees and other estimated expenses.

The 2026 Notes are not redeemable at the Company’s option prior to September 20, 2024. The Company may redeem for cash all or any portion of the 2026 Notes, at the Company’s option, on or after September 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes.

The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.0027 per share of common stock (the “Conversion Rate”). The Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. The Company may settle the conversion option obligation with cash, shares of the Company’s common stock, or any combination of cash and shares of the Company’s common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026 only under the following circumstances:

●	during any fiscal quarter commencing after the calendar quarter ending on December 31, 2021, if the Company’s common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
●	during the five business days after any five consecutive trading days in which the trading price per $1,000 Notes was less than 98% of the product of the closing sale price of the Company’s common stock and the then current conversion rate;
●	upon the occurrence of certain corporate actions;
●	upon the occurrence of a fundamental change, a make-whole fundamental change or any share exchange event; or
●	prior to the related redemption date if the Company elects to exercise the company call option.

Upon the occurrence of a make-whole fundamental change or the exercise of the Company’s redemption option, the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 52.9941 shares of common stock per $1,000 principal amount of the 2026 Notes). As of September 30, 2021, none of the conditions of the 2026 Notes to early convert have been met.

As discussed in Note 1, the Company early adopted ASU No. 2020-06 as of January 1, 2021 and concluded that the 2026 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Debt issuance costs were recorded as a direct deduction from the related liability in the condensed consolidated balance sheet and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 1.3%.

Interest expense recognized related to the 2026 Notes was approximately $0.2 million for the three and nine months ended September 30, 2021, and comprised of contractual interest expense and amortization of debt issuance costs.

Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company purchased capped calls from certain financial institutions with respect to its common stock. The capped calls each have an initial strike price of $25.0027 per share of the Company’s common stock, which corresponds to the initial conversion price of the 2026 Notes. The capped calls each have an initial cap price of $37.7400 per share and expire in incremental components on each trading date beginning on September 13, 2021 and ending on September 15, 2026. The capped calls are intended to offset potential dilution to the Company’s common stock or offset any cash payments the Company is required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The capped calls are subject to adjustments for certain corporate events and standard antidilution provisions.

The Company paid an aggregate amount of $52.9 million for the capped calls, of which $42.3 million was paid on the transaction date and $10.6 million was paid in October 2021. The maximum number of shares of Company’s common stock that can be purchased by the Company under the capped call (assuming no adjustment event) is 5,736,869. The capped call transactions do not meet the criteria for accounting as a derivative as they are indexed to the Company’s stock. As such, the cost of the capped calls is recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

Senior Secured Term Loans

In January 2021, the Company entered into an amendment (the “Runway Amendment”) to the Loan and Security Agreement, dated as of July 22, 2020 (as amended, the “Runway Loan Agreement”), with Runway Growth Credit Fund, Inc., as agent for a syndicate of lenders, with a maturity date of December 15, 2024.

In conjunction with the issuance of 2026 Notes described above, all outstanding obligations under the Runway Loan Agreement were repaid. These included the outstanding principal of $40.0 million, $2.3 million of final prepayment fees, and $0.5 million of interest and legal fees. A loss on extinguishment of $3.1 million was recorded.

Paycheck Protection Program Loans

In April 2020, the Company entered into a loan agreement with Western Alliance Bank pursuant to the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Company received loan proceeds of $8.1 million (the “Porch PPP Loan”). The term of the Porch PPP Loan was two years with a maturity date of April 18, 2022 and bore interest at a fixed rate of 1.00%. Payments of principal and interest on the Porch PPP Loan were deferred for the first nine months of the term of the Porch PPP Loan. Principal and interest were payable monthly, less the amount of any potential forgiveness. In June 2021 the loan was forgiven in whole. As a result, the outstanding principal balance of $8.1 million and unpaid interest of $91 were written off and the Company recorded a $8.2 million gain on extinguishment in the condensed consolidated statements of operations.

In connection with an acquisition of DataMentors Holdings, LLC d/b/a V12 Data (“V12 Data”) on January 12, 2021 (see Note 10), the Company assumed a loan agreement with Western Alliance Bank pursuant to the Paycheck Protection Program for the amount of $2.0 million (the “V12 Data PPP Loan”). The loan had a maturity date of April 19, 2022 and a fixed interest rate of 1%. All other terms were the same as those of the Porch PPP Loan. In June 2021 the loan was forgiven in whole. In accordance with the terms of the purchase agreement, the restricted cash held in escrow was provided to the seller as consideration for the transaction and no gain or loss was recorded in the condensed consolidated statements of operations for this extinguishment. The balance of this payable was released from escrow during the quarter ended September 30, 2021.

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

Collateral for the RLOC includes all assets and stock of HAHC and its subsidiaries. The credit agreement is subject to standard financial covenants and reporting requirements. At September 30, 2021, the Company was in compliance with all required covenants. Outstanding borrowings on the RLOC at September 30, 2021 were $4.0 million.

The Company repaid the outstanding $4.0 million of HAHC borrowings on the RLOC in November 2021. See Note 13.

Term Loan Facility

In connection with HOA acquisition on April 5, 2021, the Company assumed a nine-year, $10.0 million term loan facility with a local bank. As of September 30, 2021 the Company has made no borrowings on the term loan facility.

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

8. Equity and Warrants

Shares Authorized

As of September 30, 2021, the Company had authorized a total of 410,000,000 shares of stock for issuance, with 400,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock.

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes our fully diluted capital structure at September 30, 2021:

Issued and outstanding common shares	93,232,999
Earnout common shares (Note 1 and Note 9)	4,099,999
Total common shares issued and outstanding	97,332,998
Common shares reserved for future issuance:
Public warrants	—
Private warrants	1,821,951
Common stock options outstanding - 2012 Equity Plan	5,131,615
Restricted stock units (Note 9)	984,135
2020 Equity Plan pool reserved for future issuance (Note 9)	10,015,157
Convertible senior notes, due 2026(1)	16,998,130
Total shares of common stock outstanding and reserved for future issuance	132,283,986

(1)	In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table.

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

The private warrants are identical to the public warrants, except that the private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, as defined in the warrant agreements. If the placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. 1,821,951 and 5,700,000 private warrants were held as of September 30, 2021 and December 31, 2020, respectively, by the initial purchases or their permitted transferees.

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

During the third quarter of 2021, certain warrant holders exercised their warrants to acquire 557,816 shares of common stock at a price of $11.50 per share. These exercises were net share settlements and resulted in no cash proceeds to the Company.

9. Stock-Based Compensation

Under the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2012 Equity Incentive Plan upon the closing of the Merger in December 2020, the employees, directors and consultants of the Company, are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSA”) and restricted stock units (“RSU”), collectively referred to as “Awards”.

Stock-based compensation consists of expense related to (1) equity awards in the normal course and (2) a secondary market transaction as described below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Secondary market transaction	$—	$—	$1,933	$—
Employee earnout restricted stock	4,243	—	20,792	—
Employee awards	1,641	507	6,636	1,541
Total operating expenses	$5,884	$507	$29,361	$1,541

2019 Secondary Stock Transactions

In 2019 and 2020, the Company’s CEO and certain executives of the Company entered into a series of secondary market transactions related to legacy Porch.com redeemable convertible preferred stock. Refer to Item 8 in the 2020 Annual Report on Form 10-K/A for the description of 2019 Secondary Stock Transactions. In December 2020, compensation expense of $1.6 million was recorded related to these awards. The remaining stock-based compensation expense of $1.9 million related to the award was recognized in March 2021.

2020 Equity Incentive Plan

The aggregate number of shares of common stock reserved for future issuance under the 2020 Plan is 10,015,157. The number of shares of common stock available under the 2020 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, and continuing until (and including) the calendar year ending December 31, 2030, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Board.

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

During the nine months ended September 30, 2021, the Company granted 957,993 RSUs and 284,271 stock options to various levels of key employees and members of the Board.

Payroll Reduction Program

In March 2020, in response to the adverse impact of COVID-19 on the Company’s operations and financial performance, the Company carried out a variety of measures to reduce cash operating expenses, including the implementation of a partial employee furlough and payroll reduction in exchange for RSUs. During the year ended December 31, 2020, the Company reduced cash payroll costs by $4.0 million in exchange for a commitment by the Company to provide up to 2,356,045 RSUs subject to (a) a performance (liquidity) vesting condition and (b) and ongoing employment until March 31, 2021 (or June 30, 2021, for certain awards) in order to be fully vested. The grant of these RSUs was approved by the Board of Directors in June, July, and August 2020 and 2,356,045 were issued during the year ended December 31, 2020. The performance vesting conditions, which were previously considered not probable of achievement were met in December 2020 as a result of the Merger. As a result, a cumulative catch up of $6.5 million of stock-based compensation expense was recorded in the fourth quarter of 2020.

Stock-based compensation expense of $1,605 was recorded and all awards vested during the nine months ended September 30, 2021.

Employee Earnout Restricted Stock

Upon the Merger, 1,003,317 restricted common shares, subject to vesting and forfeiture conditions, were issued to employees and service providers pursuant to their holdings of pre-Merger options, RSUs or restricted shares (the “employee earnout shares”). The employee earnout shares were issued in three equal tranches with separate market vesting conditions. One-third of the employee earnout shares will meet the market vesting condition when the closing price of the Company’s common stock is greater than or equal to $18.00 over any 20 trading days within any thirty- consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. The employee earnout shares are forfeited upon termination of an employee’s employment. Upon forfeiture, the forfeited shares will be redistributed to all earnout stockholders. Upon redistribution of earnout shares, the awards will be recorded as new awards. The fair value of the award on the grant date is a weighted average of $12.08 per share and will be recognized as stock-based compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest.

During the nine months ended September 30, 2021, 24,278 shares were forfeited due to employee terminations. This resulted in the grant of 4,773 additional shares to employee holders at a weighted-average grant date fair value of $16.78.

During March 2021, 329,132 restricted employee earnout shares were fully vested, as the market condition for vesting was fully satisfied as a result of the Company’s stock price and trading activity. The Company recorded $10.3 million in stock-based compensation expense related to the employee earnout shares in the nine months ended September 30, 2021, and $1.3 million is expected to be recorded over the remaining estimated service period in 2021.

CEO Earnout Restricted Stock

Prior to the closing of the Merger, the Company’s CEO and Founder, Matt Ehrlichman was granted a restricted stock award under the 2012 Plan which was converted into an award of 1,000,000 restricted shares of common stock upon the closing of the Merger. The award will vest in one-third installments if certain stock price triggers are achieved within 36-months following the closing of the Merger. One-third of the restricted shares will meet the market vesting condition when the Company’s common stock is greater than or equal to $18.00 over any 20 trading days within any 30 consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. If Mr. Ehrlichman’s employment with the Company is terminated prior to the award being fully vested, then the award will be terminated and canceled, provided that if Mr. Ehrlichman’s employment is terminated by the Company without cause or Mr. Ehrlichman resigns due to good reason (in each case, as defined in the award agreement), the award will remain outstanding and will vest to the extent the stock price triggers are achieved during the 36-month period. The fair value of the award on the grant date is an average of $12.08 per share and will be recognized as stock-based compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest.

During March 2021, 333,333 CEO restricted earnout shares were fully vested, as the first market condition for vesting was fully satisfied as a result of the Company’s stock price and trading activity. The Company recorded $10.5 million in stock-based compensation expense related to the restricted stock award in the nine months ended September 30, 2021, and $1.2 million is expected to be recorded over the remaining estimated service period in 2021.

10. Business Combinations

During the nine months ended September 30, 2021, the Company completed several transactions which have been accounted for as business combinations. The purpose of each of the acquisitions is to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. Acquisition-related costs of $5.4 million primarily comprised of legal and due-diligence related fees, are included in general and administrative expenses on the condensed consolidated statements of operations. The results of operations for each acquisition are included in the Company’s condensed consolidated financial statements from the date of acquisition onwards.

The following table summarizes the total consideration and the preliminary estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the nine months ended September 30, 2021:

	Weighted Average Useful Life (in years)	V12 Data	HOA	Rynoh	AHP	Other Acquisitions	Total
Purchase consideration:
Cash		$20,346	$82,355	$32,302	$43,750	$25,321	$204,074
Issuance of common stock		—	21,687	—	—	3,106	24,793
Payable		—	3,014	3,500	2,500	—	9,014
Contingent consideration - equity-classified		—	6,685	—	—	—	6,685
Contingent consideration - liability-classified		1,410	—	—	—	327	1,737
Total purchase consideration:		$21,756	$113,741	$35,802	$46,250	$28,754	$246,303
Assets:
Cash, cash equivalents and restricted cash		$1,035	$17,766	$408	$5,078	$1,106	$25,393
Current assets		4,939	235,669	932	9,761	1,579	252,880
Property and equipment		996	2,267	334	17	80	3,694
Intangible assets:
Customer relationships	10.0	1,650	16,700	12,700	—	8,900	39,950
Acquired technology	5.0	3,525	—	2,900	—	970	7,395
Trademarks and tradenames	11.0	1,225	12,200	900	700	5,160	20,185
Non-competition agreements	2.0	40	—	90	—	55	185
Value of business acquired	1.0	—	400	—	—	—	400
Renewal rights	8.0	—	7,692	—	2,042	—	9,734
Insurance licenses	Indefinite	—	4,960	—	—	—	4,960
Goodwill		16,760	47,361	21,952	43,095	13,582	142,750
Other non-current assets		—	55,165	—	25	1,000	56,190
Total assets acquired		30,170	400,180	40,216	60,718	32,432	563,716
Current liabilities		(6,388)	(273,759)	(409)	(14,389)	(2,252)	(297,197)
Long term liabilities		(2,026)	(8,913)	—	(79)	(1,000)	(12,018)
Deferred tax liabilities, net		—	(3,767)	(4,005)	—	(426)	(8,198)
Net assets acquired		$21,756	$113,741	$35,802	$46,250	$28,754	$246,303

The estimated fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary in nature and may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

January 12, 2021 Acquisition (“V12 Data”)

On January 12, 2021, Porch acquired V12 Data, an omnichannel marketing platform. The purpose of the acquisition is to expand the scope and nature of Porch’s service offerings, add additional team members with important skillsets, and realize synergies. Porch acquired V12 Data for $20.3 million cash with an additional $1.4 million as contingent consideration. The contingent consideration is based on the achievement of certain Revenue and EBITDA milestones over the two succeeding years and is paid in cash or common stock at Porch’s discretion. The consideration was paid to the sellers in exchange for net assets of $21.8 million. Goodwill is expected to be deductible for tax purposes. Acquisition-related costs of $274 thousand are included in general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2021.

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

April 5, 2021 Acquisition (“HOA”)

On April 5, 2021, Porch acquired HOA. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and gain licenses to operate as an insurance carrier and managing general agent in 31 states. Total consideration related to this transaction included $113.7 million, consisting of $82 million in cash paid at closing, $21.7 million in Porch common stock, and acquisition hold backs and contingent consideration of $9.7 million. An additional $0.3 million related to the final working capital adjustment was paid to the sellers in the third quarter of 2021. Goodwill is not expected to be deductible for tax purposes. Acquisition-related costs of $2.9 million were primarily for legal and due-diligence related fees and are included in general and administrative expenses for the nine months ended September 30, 2021.

The following table summarizes the fair value of the intangible assets of HOA as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Customer relationships	$16,700	10
Trademarks and tradenames	12,200	10
Business acquired	400	1
Renewal rights	7,692	8
Insurance licenses	4,960	Indefinite
	$41,952

The weighted-average amortization period for the acquired intangible assets is 9.5 years.

The fair value of customer relationships was estimated through the income approach using the multi-period excess earnings methodology. The fair value of trade name and trademarks was estimated through the income approach using the relief from royalty methodology. The business acquired was valued using the income approach based on estimates of expected future losses and expenses associated with the policies that were in-force as of the closing date of the transaction compared to the future premium remaining to be earned. Renewal rights asset was estimated through the income approach based on premium forecast and cash flows from the renewal policies modeled over the life of the renewals. The insurance licenses were valued using the market approach based on arms-length transactions in which certificate authority companies with licenses were purchased.

May 20, 2021 Acquisition (“Rynoh”)

On May 20, 2021, Porch acquired Segin Systems, Inc. (“Rynoh”), a software and data analytics company that supports financial management and fraud prevention primarily for the title and real estate industries. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and realize synergies. Total consideration related to this transaction includes $35.8 million, consisting of $32.3 million in cash paid at closing, and acquisition hold backs of $3.5 million. Goodwill is not expected to be deductible for tax purposes. Acquisition-related costs of $1.6 million were primarily for legal and due-diligence related fees and are included in general and administrative expenses for the nine months ended September 30, 2021.

The following table summarizes the fair value of the intangible assets of Rynoh as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Customer relationships	$12,700	10
Acquired technology	2,900	7
Trademarks and tradenames	900	20
Non-competition agreements	90	1
	$16,590

The weighted-average amortization period for the acquired intangible assets is 10.0 years.

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

September 9, 2021 Acquisition (“AHP”)

On September 9, 2021, Porch acquired AHP, a company providing home warranty policies. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and realize synergies. Total consideration related to this transaction includes $46.3 million, consisting of $43.8 million in cash paid at closing, and acquisition hold backs of $2.5 million. Acquisition-related costs of $0.3 million are included in general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2021.

The following table summarizes the fair value of the intangible assets of AHP as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Renewal rights	$2,042	6
Trademarks and tradenames	700	10
	$2,742

The weighted-average amortization period for the acquired intangible assets is 7.0 years.

Renewal rights asset was estimated through the income approach based on forecast and cash flows from the renewal policies modeled over the life of the renewals. The fair value of trade name and trademarks was estimated through the income approach using the relief from royalty methodology.

Revenue from these four acquisitions included in the Company’s condensed consolidated statements of operations through September 30, 2021 is $55.3 million. Net income included in the Company’s condensed consolidated statements of operations from these acquisitions through September 30, 2021 is $1.2 million.

Unaudited Pro Forma Consolidated Financial Information

The following table summarizes the estimated unaudited pro forma consolidated financial information of the Company as if the V12 Data, HOA and Rynoh acquisitions had occurred on January 1, 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$62,769	$40,762	$160,379	$109,599
Net loss	$(5,099)	$(41,820)	$(84,516)	$(69,428)

Other Acquisitions

In the first nine months of 2021, the Company completed other acquisitions which were not individually material to the condensed consolidated financial statements. The purpose of the acquisitions was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. The transaction costs associated with these acquisitions were $0.3 million and are included in general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2021. Goodwill of $3.6 million is not expected to be deductible for tax purposes, while goodwill of $10.0 million is expected to be deductible for tax purposes.

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

Cases under Telephone Consumer Protection Act

Porch and/or an acquired entity, GoSmith.com, are party to twelve legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 (“TCPA”). Some of these actions allege related state law claims. The proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and is on appeal before the Ninth Circuit Court of Appeals. The remainder have been consolidated in the United States District Court for the Western District of Washington, where Porch resides. That case is stayed pending the outcome of the appeal. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs.

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

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants seek to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also seek punitive damages, attorney’s fees and costs. This matter is at an early stage in the arbitration process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Certain claimants have settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims is currently scheduled for March 2022. Porch is unable to provide an estimate of the range or amount of potential loss across the remaining claims (if the outcome should be unfavorable); however, Porch has recorded an estimated accrual related to the claims underlying the aforementioned settlement. Porch intends to contest the remaining claims vigorously.

Putative Wage and Hours Class Action Proceeding

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Legacy Porch and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs seek damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs. While this action is still at an early stage in the litigation process, Porch has recorded an estimated accrual for a contingent loss based on information currently known. The parties recently attended a mediation in an effort to resolve the matter. The mediation was successful, and a tentative deal was reached pending execution of the long form settlement agreement and approval by the court.

Other

In addition, in the ordinary course of business, Porch and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither Porch nor any of its subsidiaries is currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations

Regulatory Requirements and Restrictions

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

As of September 30, 2021 HAIC had restricted cash and investments totaling $314 thousand and pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1.

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company’s surplus account, or “earned surplus”. The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HAIC in the first nine months of 2021.

12. Segment Information

Beginning in the quarter ending September 30, 2021, the Company has two reportable segments that are also our operating segments - Vertical Software and Insurance. Our reportable segments have been identified based on how our CODM manages our business, makes operating decisions and evaluates operating and financial performance. The chief executive officer acts as the CODM and reviews financial and operational information for our two reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance. The change from our previous one reportable segment reflects changes in how the CODM manages the business, allocates resources, makes decisions and evaluates operating and financial performance.

Our Vertical Software segment primarily consists of a vertical software platform for the home, providing software and services to home services companies, such as home inspectors, moving companies, utility companies, title companies and others, and includes software fee revenues from companies, and non-insurance revenue. The Vertical Software segment also includes per-lead and per-quote based revenue from insurance companies.

Our Insurance segment offers various forms of homeowner insurance policies through its own insurance carrier and certain homeowner and auto insurance policies through its licensed insurance agency. The Insurance segment also includes home warranty revenue.

Our Vertical Software segment revenue was $42,287 and $101,629 for the three and nine months ended September 30, 2021, respectively. Revenue for our Insurance segment was $20,482 and $39,223 for the three and nine months ended September 30, 2021, respectively.

During 2020, we operated as a single reportable segment. At that time, our insurance revenue was generated solely from third-party insurance carriers though EIG, which began its operations in early 2020. Revenue for our comparable Vertical Software segment revenue was $20,226 and $46,975 for the three and nine months ended September 30, 2020, respectively. Revenue for the comparable Insurance segment was $1,281 and $2,602 for the three and nine months ended September 30, 2020, respectively. Also, during the nine months ended September 30, 2020, we recognized $4,196 of revenue related to divested businesses.

Our segment operating and financial performance measure is segment adjusted EBITDA (loss). Segment adjusted EBITDA (loss) is defined as revenue less the following expenses associated with our segments: cost of revenue, sales and marketing, product and technology, and general and administrative expenses. Segment adjusted EBITDA (loss) also excludes non-cash items or items that management does not consider are reflective our ongoing core operations.

Currently, we do not allocate any shared expenses to our reportable segments. We include these expenses in Corporate and Other. Corporate and Other includes shared expenses such as sales and marketing, certain product and technology, accounting, human resources, legal and general and administrative, and other income, expenses, gains and losses that are not allocated in assessing segment performance due to their function. Such transactions are excluded from the reportable segments results but included in reported consolidated results.

The reconciliation of segment Adjusted EBITDA income (loss) to consolidated loss from operations below includes the effects of corporate and other items that the CODM does not consider in assessing segment performance.

The following tables provide financial information for our two reportable segments and reconciliations to consolidated financial information for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment adjusted EBITDA (loss):
Vertical Software	$7,712	$7,673	$19,041	$15,875
Insurance	5,473	313	3,067	(62)
Corporate and Other	(12,312)	(9,421)	(40,754)	(30,272)
Divested Businesses	—	—	—	160
Total segment adjusted EBITDA (loss)	873	(1,435)	(18,646)	(14,299)
Reconciling items:
Depreciation and amortization	(4,431)	(3,104)	(10,787)	(5,021)
Non-cash stock-based compensation	(5,884)	(507)	(29,249)	(1,239)
Non-cash bonus expense	(695)	—	(1,378)	—
Acquisition and related (income) expense(1)	(1,958)	1,537	(4,648)	386
Non-cash long-lived asset impairment charge	(76)	(239)	(216)	(540)
Revaluation of contingent consideration	(195)	(100)	380	(1,500)
Investment income and realized gains	(248)	—	(448)	—
Operating loss	$(12,614)	$(3,848)	$(64,992)	$(22,213)

(1) Acquisition and related (income) expense in the nine months ended September 2021 and 2020, includes $112 thousand and $302 thousand of non-cash stock based compensation related to legacy acquisitions.

The CODM does not review assets on a segment basis.

All of the Company’s revenue is generated in the United States. As of September 30, 2021 and December 31, 2020, the Company did not have assets located outside of the United States.

13. Basic and Diluted Net Loss Per Share

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

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, RSUs, RSAs, convertible notes, warrants and earnout shares. During the three months ending September 30, 2021, the Company recorded fair value gains on the remeasurement of the private warrant liability. To calculate dilutive EPS, the fair value gains have been added back to the numerator to adjust net loss as though the warrants had been classified as an equity instrument. The denominator is adjusted by calculating the incremental dilutive shares using the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss used to compute net loss per share:
Basic	$(5,099)	$(8,923)	$(86,497)	$(33,548)
Adjustments for change in fair value of warrant liability	(2,692)	—	—	—
Diluted	$(7,791)	$(8,923)	$(86,497)	$(33,548)
Denominator:
Weighted average shares outstanding used to compute loss per share:
Basic	96,839,292	35,809,973	92,544,137	35,294,839
Dilutive effect of warrants	706,650	—	—	—
Diluted	97,545,942	35,809,973	92,544,137	35,294,839

Loss per share - basic	$(0.05)	$(0.25)	$(0.93)	$(0.95)
Loss per share - diluted	$(0.08)	$(0.25)	$(0.93)	$(0.95)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Stock options	5,131,615	7,916,924	5,131,615	7,916,924
Restricted stock units and awards	984,135	2,144,819	984,135	2,144,819
Legacy Porch warrants	—	3,343,451	—	3,343,451
Public and private warrants	—	—	1,821,951	—
Earnout shares	4,099,999	—	4,099,999	—
Convertible debt(1)	16,998,130	1,856,353	16,998,130	1,856,353

(1) In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table as of September 30, 2021.

See Note 8 for additional information regarding the terms of the warrants. See Note 9 for additional information regarding stock options, RSUs and RSAs.

14. Subsequent Events

In October 2021, the Company completed an acquisition of Floify, a company providing digital mortgage automation and point-of-sale software for mortgage companies and loan officers. The total purchase price was $86.5 million, comprised of $76.5 million of cash paid at closing and $10 million of Porch common stock. Porch is guaranteeing the Sellers that the $10 million of Porch common stock will double in value by the end of 2024 with respect to any such Porch shares retained by the Sellers throughout that period. The guarantee requires Porch to provide additional shares of common stock or cash to the seller if the stock does not double in value.

On September 10, 2021, the Company’s Board of Directors (the “Board”) approved an equity award pool of $25.1 million (based on grant value) under the 2020 Plan. Approximately 1.2 million RSUs with the average grant date fair value of $18.72 per share were issued in October and November 2021 pursuant to the equity award pool related to a special equity award program for all Company employees on the payroll as of August 1, 2021, referred to as the “Together We Win Program.” The Together We Win equity awards consists of time-based restricted stock units, vesting quarterly over three years from the grant date. An additional 0.1 million of Together We Win RSUs are expected to be granted by the end of 2021.

On November 5, 2021, the Company repaid the outstanding $4.0 million of HAHC’s borrowings on the RLOC. See Note 7.

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

●	expansion plans and opportunities, including recently completed acquisitions as well as future acquisitions or additional business combinations;

●costs related to the Merger and being a public company;

●litigation, complaints, and/or adverse publicity;

●	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;

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

Business Overview

Porch is a vertical software platform for the home, providing software and services to approximately 20,000 home services companies, such as home inspectors, moving companies, utility companies, warranty companies, and others. Porch helps these service providers grow their business and improve their customer experience.

As of September 30, 2021, Porch has two reportable segments: the Vertical Software segment and the Insurance segment.

Porch’s Vertical Software segment provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as moving, and, in turn, Porch’s platform drives demand for other services from such companies as part of our value proposition. Vertical Software segment has three types of customers: (1) home services companies, such as home inspectors, for whom Porch provides software and services and who provide introductions to homebuyers and homeowners; (2) consumers, such as homebuyers and homeowners, whom Porch assists with the comparison and provision of various critical home services, such as moving, security, TV/internet, and home repair and improvement; and (3) service providers, such as moving companies, title companies, security companies and TV/internet providers, who pay Porch for new customer sign-ups.

Our Insurance segment offers various property-related insurance policies through its own managing general agency, carrier and agency. The Insurance segment also includes home warranty revenue.

Throughout the last eight years, Porch has established and expanded operations across a number of home-related industries. Porch has also selectively acquired companies which can be efficiently integrated into Porch’s platform. In 2017, we significantly expanded our position in the home inspection industry by acquiring ISN™, a developer of ERP and CRM software for home inspectors. In November 2018, we acquired HireAHelper™, a provider of software and demand for moving companies. In 2019, we acquired a business that connects new homebuyers to utility companies. In 2020, we acquired a moving services technology company, iRoofing, LLC a roofing software company, and two individually immaterial acquisitions. In the first half of 2021, we acquired a home inspection integrated customer service and call handling solution company, V12 Data, an omnichannel marketing platform, HOA, an insurance managing general agency, as well as Rynoh, a financial management and fraud prevention software service for the title and real estate industries. In September 2021, we acquired American Home Protect (“AHP”), a provider of whole home warranty policies across the United States. We will continue to make additional acquisitions that are consistent with our focus on insurance and home services related verticals.

We sell our software and services to companies using a variety of sales and marketing tactics. We have teams of inside sales representatives organized by vertical market who engage directly with companies. We have enterprise sales teams which target the large named accounts in each of our vertical markets. These teams are supported by a variety of typical software marketing tactics, including digital, in-person (such as trade shows and other events) and content marketing.

For consumers, Porch largely relies on our unique and proprietary relationships with the approximately 20,000 companies using Porch’s software to provide the company with end customer access and introductions. Porch then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. Porch has invested in limited direct-to-consumer (“D2C”) marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

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

●	Average Number of Companies in Quarter — Porch provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance, warranty and moving. Porch’s customers include home services companies, such as home inspectors, for whom Porch provides software and services and who provide introductions to homebuyers and homeowners. Porch tracks the average number of home services companies from which it generates revenue each quarter in order to measure our ability to attract, retain and grow our relationships with home services companies. Porch management defines the average number of companies in a quarter as the straight-line average of the number of companies as of the end of period compared with the beginning of period number of companies, inclusive of all companies across Porch’s home services verticals that (i) generate recurring revenue and (ii) generated revenue in the quarter. For new acquisitions, we determine the number of customers in their initial quarter based on the percentage of the quarter they were part of Porch.
●	Average Revenue per Account per Month — Management views Porch’s ability to increase revenue generated from existing customers as a key component of Porch’s growth strategy. Average revenue per account per month in quarter is defined as the total revenue from the quarter divided by the average number of companies in the period divided by 3 (to provide monthly revenue).

The following table summarizes our average companies in quarter and average revenue per account per month for each of the quarterly periods indicated:

	2018	2019	2019	2019	2019	2020	2020	2020	2020	2021	2021	2021
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Average Companies in Quarter	9,627	10,199	10,470	10,699	10,972	10,903	10,523	10,792	11,157	13,995	17,120	20,472
Average Revenue per Account per Month in Quarter	$325	$305	$468	$552	$450	$484	$556	$664	$556	$637	$1,000	$1,022

Due to COVID-19, some small companies put their business with the Company on hold which is reflected in lower number of total companies in 2020 and higher average revenue per account.

●	Number of Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) and warranties with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs. Porch tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure to measure market penetration with homebuyers and homeowners and Porch’s ability to deliver high-revenue services within those groups. Monetized services per quarter is defined as the total number of unique services from which we generated revenue, including, but not limited to, new and renewing insurance and warranty customers, completed moving jobs, security installations, TV/internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service — Management believes that shifting the mix of services delivered to homebuyers and homeowners toward higher revenue services is a key component of Porch’s growth strategy. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2018	2019	2019	2019	2019	2020	2020	2020	2020	2021	2021	2021
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Monetized Services in Quarter	184,645	185,378	205,887	211,190	172,862	152,165	181,520	198,165	169,949	182,779	302,462	329,359
Revenue per Monetized Service in Quarter	$44	$43	$63	$76	$78	$93	$86	$97	$98	$92	$129	$144

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

Recent Developments

COVID-19 Impact

In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The COVID-19 pandemic and the measures adopted by government entities in response to it have adversely affected Porch’s business operations, which impacted revenue primarily in the first half of 2020. The impact of the COVID-19 pandemic and related mitigation measures, Porch’s ability to conduct ordinary course business activities has been and may continue to be impaired for an indefinite period. The extent of the continuing impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which is uncertain at this time. Porch expects the COVID-19 pandemic to continue to have an uncertain impact on future revenue and results of operations, but Porch is unable to predict at this time the size and duration of such impact.

Comparability of Financial Information

Porch’s future results of operations and financial position may not be comparable to historical results as a result of the Merger.

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, providing software and services to approximately 20,000 home services companies, such as home inspectors, moving companies, utility companies, warranty companies and others. The following are key factors affecting our operating results in 2020 and the nine months ended September 30, 2021:

●	Continued investment in growing and expanding our position in the home inspection industry as a result of the 2017 acquisition of ISN™, a developer of ERP and CRM software for home inspectors.
●	Continued investment in growing and expanding our position in providing moving services to consumers as a result of the 2018 acquisition of HireAHelper™, a provider of software and demand for moving companies.
●	Intentionally building operating leverage in the business by focusing on growing operating expenses at a slower rate than the growth in revenue. We are specifically increasing economies of scale related to our variable selling costs, Moving Concierge call center operations and product and technology costs.

●	In the first nine months of 2021 the Company invested $178.7 million in cash, net of acquired, and $24.8 million in common stock to acquire companies to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies.
●	In January 2021, Porch acquired V12 Data, an omnichannel marketing platform. The purpose of the acquisition is to expand the scope and nature of Porch’s service offerings, add additional team members with important skillsets, and realize synergies.
●	In April 2021, Porch acquired HOA, an insurance managing general agency. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and gain licenses to operate as an insurance carrier and managing general agent in 31 states.
●	In May, 2021, Porch acquired Rynoh, a software and data analytics company that supports financial management and fraud prevention primarily for the title and real estate industries.
●	In September 2021, Porch acquired AHP, a company providing home warranty policies. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and realize synergies.
●	In March and April of 2021, a number of holders of public warrants exercised their warrants to acquire approximately 10.9 million shares of common stock, resulting in cash proceeds of $126.8 million.
●	In September 2021, the Company raised $413.5 million in net proceeds from a private offering of its 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”). See Note 7. The proceeds from this offering, after paying down the Senior Secured Term Loan and purchasing the capped call transactions, increased the Company’s unrestricted cash balance to $410.2 million. This level of cash is expected to provide sufficient financial resources for the Company’s ongoing plans for future acquisitions and other investments, such as operating leverage and organic growth.
●	Ongoing expansion in other software verticals related to the home and related services such as title, warranty and mortgage software.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of Porch include the accounts of the Company and its consolidated subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company operates in two operating segments: Vertical Software and Insurance. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM.

Components of Results of Operations

Total Revenue

The Company generates its Core Services Revenue from (1) fees received for connecting homeowners to individual contractors, small business service providers and large enterprise service providers, (2) commissions from third-party insurance and warranty carriers, and (3) insurance and warranty premiums, policy fees and other insurance-related fees generated through its own insurance carrier. The Company’s Managed Services Revenue is generated from fees received for providing select and limited services directly to homeowners. The Company’s Software and Service Subscription

Revenue is generated from fees received for providing subscription access to the Company’s software platforms and subscription services across various industries.

In the Core Services Revenue stream, the Company connects Service Providers with homeowners that meet pre-defined criteria and may be looking for relevant services. Service Providers include a variety of service providers throughout a homeowner’s lifecycle, including movers, TV/Internet, warranty, and security monitoring providers, plumbers, electricians, roofers, title companies, et al. The Company also sells home insurance and home warranty policies through the Company’s own insurance carrier, as well as for third-party insurance carriers.

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

Selling and marketing expenses primarily consist of third-party data leads, affiliate and partner leads, paid search and search engine optimization (“SEO”) costs, policy acquisition and other underwriting expenses, payroll, employee benefits and stock-based compensation expense and other headcount related costs associated with sales efforts directed toward companies and consumers.

Product and technology development costs primarily consist of payroll, employee benefits, stock-based compensation expense, other headcount related costs associated with product development, net of costs capitalized as internally developed software, cloud computing, hosting and other technology costs, software subscriptions, professional services and amortization of internally-development software.

General and administrative expenses primarily consist of expenses associated with functional departments for finance, legal, human resources and executive management expenses. The primary categories of expenses include payroll, employee benefits, stock-based compensation expense and other headcount related costs, rent for office space, legal and professional fees, taxes, licenses and regulatory fees, and other administrative costs.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis these estimates, which include, but are not limited to, estimated variable consideration for services performed, the allowance for doubtful accounts, depreciable lives for property and equipment, acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, unpaid losses and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, are evaluated by management. Actual results could differ materially from those estimates, judgments, and assumptions.

At least quarterly, we evaluate our estimates and assumptions and make changes accordingly. For information on our significant accounting policies, see Note 1 to the accompanying Porch unaudited condensed consolidated financial statements.

During the three months ended September 30, 2021, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed on May 19, 2021. For a complete discussion of our critical accounting policies, refer to Item 8 in the 2020 Annual Report on Form 10-K/A.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(dollar amounts in thousands)
Revenue	$62,769	$21,507	192%	$140,852	$53,703	162%
Operating expenses:
Cost of revenue	19,158	5,361	257%	44,587	13,252	236%
Selling and marketing	22,874	8,803	160%	60,636	30,443	99%
Product and technology	11,317	5,701	99%	34,158	18,124	88%
General and administrative	22,034	5,490	301%	66,463	15,539	328%
Gain on divestiture of business	—	—	NM	—	(1,442)	(100)%
Total operating expenses	75,383	25,355	197%	205,844	75,916	171%
Operating loss	(12,614)	(3,848)	228%	(64,992)	(22,213)	193%
Other income (expense):
Interest expense	(1,857)	(3,952)	(53)%	(4,296)	(10,329)	(58)%
Change in fair value of earnout liability	7,413	—	NM	(15,388)	—	NM
Change in fair value of private warrant liability	2,692	—	NM	(17,521)	—	NM
Gain (loss) on extinguishment of debt	(3,133)	(2,532)	24%	5,110	1,077	374%
Investment income and realized gains, net of investment expenses	248	—	NM	448	—	NM
Other income (expense), net	316	1,418	(78)%	225	(2,050)	(111)%
Total other income (expense)	5,679	(5,066)	NM	(31,422)	(11,302)	178%
Loss before income taxes	(6,935)	(8,914)	(22)%	(96,414)	(33,515)	188%
Income tax benefit (expense)	1,836	(9)	NM	9,917	(33)	NM
Net loss	$(5,099)	$(8,923)	(43)%	$(86,497)	$(33,548)	158%

NM = Not Meaningful

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

Revenue

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

Total revenue increased by $41.3 million, or 192% from $21.5 million in the three months ended September 30, 2020 to $62.8 million in the three months ended September 30, 2021. The increase in revenue in 2021 is driven by acquisitions and organic growth in our moving services, inspection and insurance businesses. As Porch has grown the number of companies that use our software and services, we have been able to grow our B2B2C (“Business to Business to Consumer”) and move related services revenues.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Total revenue increased by $87.1 million, or 162% from $53.7 million in the nine months ended September 30, 2020 to $140.9 million in the nine months ended September 30, 2021. The increase in revenue in 2021 is driven by acquisitions and organic growth in our moving services, inspection and insurance businesses, which contributed an aggregate of $75.7 million of the revenue, offset by the revenue related to divestitures of $4.3 million.

Cost of Revenue

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

Cost of revenue increased by $13.8 million, or 257% from $5.4 million in the three months ended September 30, 2020 to $19.2 million in the three months ended September 30, 2021. The increase in the cost of revenue was mostly attributable to the growth in the moving business and cost of revenue for our acquired businesses. As a percentage of revenue, cost of revenue represented 31% of revenue in the three months ended September 30, 2021 compared with 25% in the same period in 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Cost of revenue increased by $31.3 million, or 236% from $13.3 million in the nine months ended September 30, 2020 to $44.6 million in the nine months ended September 30, 2021. The increase in the cost of revenue was mostly attributable to the growth in the moving business and cost of revenue for our acquired businesses. The increase is also due to the loss and loss adjustment expense related to our insurance carrier business. As a percentage of revenue, cost of revenue represented 32% of revenue in the nine months ended September 30, 2021 compared with 25% in the same period in 2020.

Selling and marketing

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

Selling and marketing expenses increased by $14.1 million, or 160% from $8.8 million in the three months ended September 30, 2020 to $22.9 million in the three months ended September 30, 2021. The increase is due to $12.8 million related to higher selling and marketing costs associated with the growth in our moving, inspection and insurance businesses, as well as the selling and marketing costs of our acquired businesses. Additionally, there was an increase of $1.3 million in stock-based compensation expenses. As a percentage of revenue, selling and marketing expenses represented 36% of revenue in the three months ended September 30, 2021 compared with 41% in the same period in 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Selling and marketing expenses increased by $30.2 million, or 99% from $30.4 million in the nine months ended September 30, 2020 to $60.6 million in the nine months ended September 30, 2021. The increase is due to $27.3 million related to higher selling and marketing costs associated with the growth in our moving, inspection and insurance businesses, as well as the selling and marketing costs of our acquired businesses. Additionally, there was an increase of $4.7 million in stock-based compensation expenses. This is offset by our divested businesses’ selling and marketing costs of $1.8 million. As a percentage of revenue, selling and marketing expenses represented 43% of revenue in the nine months ended September 30, 2021 compared with 57% in the same period in 2020.

Product and technology

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

Product and technology expenses increased by $5.6 million, or 99% from $5.7 million in the three months ended September 30, 2020 to $11.3 million in the three months ended September 30, 2021. The increase is due to investments in our moving, insurance and inspection groups, due to the growth in these businesses, product and technology costs from our acquired businesses, and $1.3 million higher stock-based compensation expense. As a percentage of revenue, product and technology expenses represented 18% of revenue in the three months ended September 30, 2021 compared with 27% in the same period in 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Product and technology expenses increased by $16.0 million, or 88% from $18.1 million in the nine months ended September 30, 2020 to $34.2 million in the nine months ended September 30, 2021. The increase is due to investments in moving, insurance, and inspection groups due to the growth in these businesses, product and technology costs from our acquired businesses and $4.9 million higher stock-based compensation expense. As a percentage of revenue, product and technology expenses represented 24% of revenue in the nine months ended September 30, 2021 compared with 34% in the same period in 2020.

General and administrative

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

General and administrative expenses increased by $16.5 million, or 301% from $5.5 million in the three months ended September 30, 2020 to $22.0 million in the three months ended September 30, 2021, primarily due to costs related to operating as a public company and increased hiring of corporate resources. Additionally, from March 2020 through August 2020, the Company reduced pay for certain employees and partially or fully furloughed certain employees therefore reducing compensation expense during the period. Also, stock-based compensation expense for three months ended September 30, 2021 was $2.8 million higher than in the same period in 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

General and administrative expenses increased by $50.9 million, or 328% from $15.5 million in the nine months ended September 30, 2020 to $66.5 million in the nine months ended September 30, 2021.The increase is primarily due to increase in stock-based compensation of $18.2 million and costs operating as a public company and increased hiring of corporate resources. Additionally, from March 2020 through August 2020, the Company reduced pay for certain employees and partially or fully furloughed certain employees therefore reducing compensation expense in the nine months ended September 30, 2020.

Stock-based compensation consists of expense related to (1) equity awards granted as compensation in the normal course of business operations, (2) employee earnout restricted stock (see Note 9) and (3) a secondary market transaction (dollar amounts in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Secondary market transaction	$—	$—	$1,933	$—
Employee earnout restricted stock	4,243	—	20,792	—
Employee awards	1,641	507	6,636	1,541
Total stock-based compensation expenses	$5,884	$507	$29,361	$1,541

Interest expense, net

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

Interest expense decreased by $2.1 million, or 53% from $4.0 million in the three months ended September 30, 2020 to $1.9 million in the three months ended September 30, 2021. The decrease was primarily due to decreased interest rates paid during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, as a result of the January 2021 amendment to the Company’s senior secured term loans, which reduced the interest payable from 11.05% to 8.55% and subsequent repayment of these loans in September 2021 (see Note 7). The effective interest rate for the new 2026 Notes issued in September 2021 was 1.3%, which further reduced the Company’s interest expense.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Interest expense decreased by $6.0 million, or 58% from $10.3 million in the nine months ended September 30, 2020 to $4.3 million in the nine months ended September 30, 2021. The decrease was primarily due to a decreased interest rates paid during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, as a result of the January 2021 amendment to the Company’s senior secured term loans, their subsequent repayment and the fact that the new 2026 Notes issued in September 2021 have substantially lower interest rate.

Change in fair value of earnout liability

Changes in fair value of earnout liability were $7.4 million gain and $15.4 million (loss) in the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2021, $25.8 million of the earnout liability was reclassified to additional paid in capital as a result of a vesting event in March 2021.

Change in fair value of private warrant liability

Changes in fair value of private warrant liability were $2.7 million gain and $17.5 million (loss) in the three and nine months ended September 30, 2021, respectively. During the three months and nine months ended September 30, 2021, $14.5 million and $31.3 million, respectively, was reclassified to additional paid in capital as a result of warrant exercises.

Gain (loss) on extinguishment of debt

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

Loss on extinguishment of debt was $3.1 million and $2.5 million in the three months ended September 30, 2021 and 2020, respectively. The $3.1 million loss in the three months ended September 30, 2021 relates to the repayment of all outstanding obligations under the Runway Loan Agreement. See Note 7. The $2.5 million loss in the three months ended September 30, 2020 relates to an amendment of a legacy 2019 promissory note, which was subsequently repaid.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Gain on extinguishment of debt was $5.1 million and $1.1 million in the nine months ended September 30, 2021 and 2020, respectively. The $5.1 million gain in the nine months ended September 30, 2021 consists of the $8.2 million gain on extinguishment of the Porch PPP Loan, offset by the $3.1 million loss on repayment of all outstanding obligations under the Runway Loan Agreement. The $1.1 million gain in the nine months ended September 30, 2020 relates to the net impact of extinguishments of several Company’s legacy promissory notes.

Investment income and realized gains, net of investment expenses

Investment income and realized gains, net of investment expenses was $0.2 million and $0.4 million in the three and nine months ended September 30, 2021, respectively.

Other income (expense)

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

Other income, net was trivial and did not change significantly in both periods.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Other expense, net was $0.2 million income in the nine months ended September 30, 2021 and $2.1 million expense in the nine months ended September 30, 2020. The $2.3 million change was primarily due to $1.2 million loss on remeasurement of legacy preferred stock warrant liability and $0.9 million loss on remeasurement of debt in the nine months ended September 30, 2020.

Income tax expense (benefit)

Three months ended September 30, 2021 compared to three months ended September 30, 2020:

Income tax benefit of $1.8 million was recognized for the three months ended September 30, 2021 primarily due to the impact of acquisitions on the Company’s valuation allowance. Income tax expense was not material for the three months ended September 30, 2020. The Company’s effective tax rate in both periods differs substantially from the statutory tax rate primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Income tax benefit of $9.9 million was recognized for the nine months ended September 30, 2021 primarily due to the impact of acquisitions on the Company’s valuation allowance. Income tax expense was not material for the nine months ended September 30, 2020. The Company’s effective tax rate in both periods differs substantially from the statutory tax rate primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Segment Results of Operations

We operate our business as two reportable segments that are also our operating segments: Vertical Software and Insurance. For additional information about our segments, see Note 12 in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Segment Revenue

	Three Months Ended	Nine Months Ended
	September 30, 2021
Revenue:
Vertical software	$42,287	$101,629
Insurance	20,482	39,223
Total revenue	$62,769	$140,852

For the three months ended September 30, 2021, the Vertical Software segment revenues were $42.3 million or 67% of total revenue.  The Insurance segment revenues were $20.5 million or 33% of total revenue during the same period.

For the  nine months ended September 30, 2021 the Vertical Software segment revenues were $101.6 million or 72% of total revenue.  The Insurance segment revenues were $39.2 million or 28% of total revenue during the same period.

The increase in the proportion of the Insurance segment revenue in the three months ended September 30, 2021 is mainly due to the acquisitions of HOA and AHP.

Segment Adjusted EBITDA (Loss)

Segment Adjusted EBITDA (loss) is defined as revenue less operating expenses associated with our segments. Segment Adjusted EBITDA (loss) also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating and financial performance and are not reflective of the Company’s core operations. See Note 12 in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

	Three Months Ended	Nine Months Ended
	September 30, 2021
Segment adjusted EBITDA (loss):
Vertical Software	$7,712	$19,041
Insurance	5,473	3,067
Corporate and Other(1)	(12,312)	(40,754)
Total segment adjusted EBITDA (loss)(2)	$873	$(18,646)

(1) Includes costs that are not directly attributable to our reportable segments, as well as certain shared costs.

(2) See reconciliation of adjusted EBITDA (loss) to net loss below.

Non-GAAP Financial Measures

This report includes non-GAAP financial measures, such as Adjusted EBITDA (loss), Adjusted EBITDA (loss) as a percent of revenue and average revenue per monetized service.

Porch defines Adjusted EBITDA (loss) as net income (loss) adjusted for interest expense, net, income taxes, other expenses, net, depreciation and amortization, certain non-cash long-lived asset impairment charges, stock-based compensation expense and acquisition-related impacts, including compensation to the sellers that requires future service, amortization of intangible assets, gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, gain or loss on divestures and certain transaction costs. Adjusted EBITDA (loss) as a percent of revenue is defined as Adjusted EBITDA (loss) divided by GAAP total revenue. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating average revenue per monetized service in a quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

Porch’s management and Board of Directors use these non-GAAP financial measures as supplemental measures of Porch’s operating and financial performance for historical and forward-looking periods, for internal budgeting and forecasting purposes, to evaluate financial and strategic planning matters, and for certain measures, to establish performance goals for incentive programs.  Porch believes that the use of these non-GAAP financial measures provides investors with useful information to evaluate projected operating results and trends and in comparing Porch’s financial measures with competitors, other similar companies and companies across different industries, many of which present similar non-GAAP financial measures to investors. However, Porch's definitions and methodology in calculating these non-GAAP measures may not be comparable to those used by other companies.  In addition, Porch may modify the presentation of these non-GAAP financial measures in the future, and any such modification may be material.

You should not consider these non-GAAP financial measures in isolation, as a substitute to or superior to financial performance measures determined in accordance with GAAP.  The principal limitation of these non-GAAP financial measures is that they exclude specified income and expenses, some of which may be significant or material, that are required by GAAP to be recorded in Porch’s consolidated financial statements. Porch may also incur future income or expenses similar to those excluded from these non-GAAP financial measures, and Porch’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or non-recurring items.  In addition, these non-GAAP financial measures reflect the exercise of management judgment about which income and expense are included or excluded in determining these non-GAAP financial measures.

See the reconciliation tables below for more details regarding these non-GAAP financial measures, including the reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.The following table reconciles net loss to Adjusted EBITDA (loss) for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(5,099)	$(8,923)	$(86,497)	$(33,548)
Interest expense	1,857	3,952	4,296	10,329
Income tax (benefit) expense	(1,836)	9	(9,917)	33
Depreciation and amortization	4,431	1,635	10,787	5,021
Loss (gain) on extinguishment of debt	3,133	2,532	(5,110)	(1,077)
Other expense (income), net(1)	(316)	(1,418)	(225)	2,050
Non-cash long-lived asset impairment charge	76	239	216	540
Non-cash stock-based compensation expense	5,884	507	29,249	1,239
Non-cash bonus expense	695	—	1,378	—
Revaluation of contingent consideration	195	100	(380)	1,500
Revaluation of earnout liability	(7,413)	—	15,388	—
Revaluation of private warrant liability	(2,692)	—	17,521	—
Acquisition and related expense(2)	1,958	(68)	4,648	(386)
Adjusted EBITDA (loss)	$873	$(1,435)	$(18,646)	$(14,299)
Adjusted EBITDA (loss) as a percentage of revenue	1%	(7)%	(13)%	(27)%

(1)	Other expense, net includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss (gain) on remeasurement of debt	—	(488)	—	924
Loss (gain) on remeasurement of legacy preferred stock warrant liability	—	(785)	—	1,214
Other, net	(316)	(145)	(225)	(88)
	$(316)	$(1,418)	$(225)	$2,050

(2)	Acquisition and related expense includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acquisition compensation – stock-based compensation expense	$—	$—	$112	$302
Gain on divestiture of businesses	—	—	—	(1,442)
Professional fees	1,956	(91)	4,526	609
Transaction expenses and other	2	23	10	145
	$1,958	$(68)	$4,648	$(386)

Adjusted EBITDA for the three months ended September 30, 2021 was $0.9 million, a $2.3 million improvement from Adjusted EBITDA (loss) of $1.4 million for the same period in 2020. The improvement in the three months ended September 30, 2021 is primarily due to the increase in revenue driven by acquisitions and organic growth in our moving services, inspection and insurance businesses.

Adjusted EBITDA (loss) for the nine months ended September 30, 2021 was $18.6 million, a $4.3 million decline from Adjusted EBITDA (loss) of $14.3 million for the same period in 2020. The decline in Adjusted EBITDA (loss) is due to the weather-related loss impact of the HOA insurance business, legal costs attributable to general legal matters, increase in general and administrative costs related to public companies and increased hiring for corporate resources. Additionally during the nine months ended September 30, 2020 there was a compensation reduction which did not recur during the comparable period in the current year. This was partially offset by revenue growth in the moving, insurance and inspection groups, as well as no negative impact of the divested businesses in 2020.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from the senior secured term loans. On December 23, 2020, the Company received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transactions costs. As of September 30, 2021, the Company had cash and cash equivalents of $410.2 million and $5.6 million of restricted cash.

The Company has incurred net losses since its inception, and has an accumulated deficit at September 30, 2021 and December 31, 2020 totaling $404.0 million and $317.5 million, respectively.

As of September 30, 2021 and December 31, 2020, the Company had $429.6 million and $50.8 million aggregate principal amount outstanding in convertible notes, term loans and promissory notes, respectively. During 2020 and the first half of 2021, the Company refinanced the existing $40.0 million term loans and received additional loan proceeds of $7.0 million from new senior secured term loans and $10.3 million from the U.S. government pursuant to the Paycheck Protection Program under the CARES Act.

In September 2021, the Company completed a private offering of $425 million aggregate principal amounts of its 2026 Notes. The Company used a portion of the net proceeds from the 2026 Notes offering to repay all outstanding obligations under a Loan and Security Agreement, dated as of July 22, 2020 (as subsequently amended, the “Runway Loan Agreement”), among the Company’s wholly-owned subsidiary Porch.com, Inc., as borrower representative, a syndicate of lenders party thereto, the other borrowers party thereto, the guarantors party thereto and Runway Growth Finance Corp (f/k/a Runway Growth Credit Fund Inc.), as administrative agent and collateral agent (the “Agent”), pursuant to which there was a $40.4 million senior secured term loan outstanding (the “Senior Secured Term Loan”). The total repayment amount of $42.8 million consisted of outstanding principal, accrued interest, prepayment fees and related expenses. Concurrent with such repayment in full of all outstanding obligations under the Senior Secured Term Loan on September 16, 2021, the Runway Loan Agreement (and all commitments and liens thereunder) was terminated. A loss on extinguishment of $3.1 million was recorded.

Based on the Company’s current operating and growth plan, management believes cash and cash equivalents at September 30, 2021, are sufficient to finance the Company’s operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months.  As the Company’s operations evolve and continues its growth strategy, including through acquisitions, the Company may elect or need to obtain alternative sources of capital, and it may finance additional liquidity needs in the future through one or more equity or debt financings. The Company may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to the Company or could be dilutive to its stockholders.

Additionally, in the nine months ended September 30, 2021, the Company raised approximately $130.3 million from the exercises of public warrants and stock options.

The Company has used the proceeds from debt and equity principally to fund general operations and acquisitions.

In the nine months ended September 30, 2021, the Company spent $178.7 million in cash, net of cash acquired, plus stock of $24.8 million to acquire several companies, in transactions accounted for as business combinations.

The following table provides a summary of cash flow data for the three and nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change

	(dollar amounts in thousands)
Net cash used in operating activities	$(41,717)	$(17,015)	$(24,702)	145%
Net cash used in investing activities	(184,657)	(3,852)	(180,805)	NM
Net cash provided by financing activities	434,752	21,825	412,927	NM
Change in cash, cash equivalents and restricted cash	$208,378	$958	$207,420	NM

Operating Cash Flows

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Net cash used in operating activities was $41.7 million for the nine months ended September 30, 2021. Net cash used in operating activities consists of net loss of $86.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $29.4 million, depreciation and amortization of $10.8 million, gain on extinguishment of debt of $5.1 million, and fair value adjustments to earnout liability and private warrant liability of $15.4 million and $17.5 million, respectively. Net changes in working capital were a use of cash of $22.7 million, primarily due to increases in current liabilities and reinsurance balance due.

Net cash used in operating activities was $17.0 million for the nine months ended September 30, 2020. Net cash used in operating activities consists of net loss of $33.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $1.5 million, depreciation and amortization of $5.0 million, non-cash accrued and payment-in-kind interest of $4.9 million, gain on extinguishment of debt of $1.1 million, fair value adjustments to debt, contingent consideration and warrants with combined losses of $3.6 million, gain on divestiture of businesses of $1.4 million, and loss on sale and impairment of long-lived assets of $0.8 million. Net changes in working capital provided cash of $3.0 million, primarily due to increases in current liabilities.

Investing Cash Flows

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Net cash used in investing activities was $184.7 million for the nine months ended September 30, 2021. Net cash used in investing activities is primarily related to purchases of investments of $19.1 million, investments to develop internal use software of $2.6 million, and acquisitions, net of cash acquired of $178.7 million. This was offset by the cash inflows related to maturities and sales of investments of $16.4 million.

Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2020. Net cash used in investing activities is primarily related to investments to develop internal use software of $2.1 million and acquisitions of $1.6 million.

Financing Cash Flows

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020:

Net cash provided by financing activities was $434.8 million for the nine months ended September 30, 2021. Net cash provided by financing activities is primarily related to the issuance of the 2026 Notes of $413.5 million, financing of the capped call transactions of $42.9 million, and exercises of warrants and stock options of $130.3 million, partially offset by shares repurchased to pay income tax withholdings upon vesting of RSUs of $23.8 million and debt repayments of $43.0 million.

Net cash provided by financing activities was $21.8 million for the nine months ended September 30, 2020. Net cash provided by financing activities is primarily related to debt financing of $61.2 million, net of loan repayments of $42.9 million, and proceeds from issuance of redeemable convertible preferred stock of $4.7 million, partially offset by deferred offering costs of $1.3 million.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In accordance with the JOBS Act, the Company previously elected to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. As of June 30, 2021, the last business day of the second fiscal quarter, the Company met certain thresholds for qualification as a “large accelerated filer” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Therefore, the Company expects to lose EGC status as of December 31, 2021. The impact of this change in filing status includes being subject to the requirements of large accelerated filers, which includes shortened filing timelines, no delayed adoption of certain accounting standards, presentation of two comparative periods, and attestation of the Company’s internal control over financial reporting by its independent auditor.

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, and December 31, 2020, we have interest-bearing debt of $429.6 million and $50.8 million. Our 2026 Notes have a principal balance of $425 million as of September 30, 2021, have a fixed coupon rate of 75 basis points, and the effective interest rate is 1.3%. As such, interest expense on the 2026 Notes will not change if market interest rates increase. The other debt as of September 30, 2021 totaled $4.6 million and is variable-rate.

A one percent increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.

As of September 30, 2021, the Company’s insurance subsidiary has a $68.8 million portfolio of fixed income securities and an unrealized gain of approximately $0.1 million, as described in Note 3. In a rising interest rate environment the portfolio would result in unrealized losses.

At September 30, 2021, accounts receivable and reinsurance balances due were $33.6 million and $246.2 million, respectively, were not interest bearing assets and are generally collected in less than 180 days. As such, the Company does not consider these assets to have material interest rate risk.

Inflation Risk

Porch does not believe that inflation has had, or currently has, a material effect on its business.

Foreign Currency Risk

There was no material foreign currency risk for three and nine months ended September 30, 2021 and the year ended December 31, 2020. Porch’s activities to date have been conducted in the United States.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021, which is the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of September 30, 2021 due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 19, 2021.

Remediation Plan

Our remediation efforts for these material weaknesses have included the following:

●	we hired a new Chief Financial Officer in June 2020 and our new Controller joined in April 2021; both are experienced finance and accounting professionals for public companies;
●	we recruited additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
●	we have been and continue designing and implementing additional automation and integration in our financially significant systems;
●	we will continue to expand and improve our review process of complex securities, significant transactions, and related accounting standards; and,
●	we are implementing additional training of our personnel to improve our understanding and documentation that supports effective control operation, and have engaged a national CPA firm with whom to consult regarding complex accounting literature as necessary.
●	The Company is attempting to have effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2021, although such effectiveness cannot be assured.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation and legal proceedings.

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

Item 1A. Risk Factors

Except as set forth (i) below, (ii) in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 16, 2021, and (iii) in Item 8.01 under “Risk Factors Update” in our Current Report on Form 8-K filed with the SEC on September 13, 2021, the Company’s risk factors, as of November 15, 2021, have not materially changed from those described in Part 1, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 19, 2021.

Risks Relating to the Company’s Business and Industry

Certain of our business customers (namely, including loan officers, mortgage companies, financial institutions and other companies’ business customers that may be involved in the home purchase, mortgage and settlement process) (“Specified Customers”) are or may be, and in some cases we are or may be, subject to, and/or we facilitate compliance with, a variety of federal, state, and local laws, including those related to consumer protection and financial services.

Many of our customers and prospective customers are highly regulated and, of that group, may be required to comply with stringent regulations in connection with performing business functions that our products and services address. In some cases, we facilitate (directly or indirectly) compliance with these regulatory requirements. While we currently operate our business in an effort to ensure our business itself is not subject to extensive regulation, there is a risk that certain regulations could become applicable to us, including as we expand the functionality of and services offered through our platforms. In addition, we and our partners, vendors, and other service providers must comply with laws and regulatory regimes that apply to us directly and our partners, vendors, and other service providers indirectly, such as through certain of our products and/or our contractual relationships with our customers.

In particular, certain laws, regulations, and rules our customers are subject to, and with which may or do facilitate compliance, directly or indirectly, include:

●	the Truth in Lending Act, or TILA, and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, and require creditors to comply with certain lending practice restrictions as well as the TILA-RESPA Integrated Disclosure rule, or TRID, which imposes specific requirements around the collection of information, charging of fees, and disclosure of specific loan terms and costs upon receipt of an application for credit;
●	the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which, among other matters, prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than for services actually provided; for affiliated business relationships, prohibits receiving anything other than a legitimate return on ownership, requiring use of an affiliate, and failing to provide a disclosure of the affiliate relationship;
●	the Equal Credit Opportunity Act, or ECOA, and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
●	the Fair Credit Reporting Act, or FCRA, and Regulation V promulgated thereunder, impose certain obligations on consumer reporting agencies, users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action on the basis of information from consumer reports and protecting the privacy and security of consumer reports and consumer report information;
●	Section 5 of the Federal Trade Commission Act, or the FTC Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;
●	the Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, which include limitations on financial services firms’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial services firms to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial services firms to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;
●	the Home Mortgage Disclosure Act, or HMDA, and Regulation C, which require reporting of loan origination data, including the number of loan applications taken, approved, denied and withdrawn;
●	the Fair Housing Act, or FHA, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
●	the Secure and Fair Enforcement for Mortgage Licensing, or the SAFE Act, which imposes state licensing requirements on mortgage loan originators;
●	the Electronic Signatures in Global and National Commerce Act, or ESIGN Act, and similar state laws, particularly the Uniform Electronic Transactions Act, or UETA, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require financial services firms to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
●	the Americans with Disabilities Act, or ADA, which has been interpreted to include websites as “places of public accommodations” that must meet certain federal requirements related to access and use;
●	the Bank Secrecy Act, or BSA, and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence and record-keeping policies and procedures;
●	the regulations promulgated by the Office of Foreign Assets Control, or OFAC, under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system; and
●	other federal, state-specific and local laws and regulations.

In addition to the laws, regulations, and rules that apply to our customers and others, and that we facilitate compliance with, we may be deemed to be subject to certain laws, regulations, and rules through our relationships with our customers or others including RESPA, FCRA, FTC Act, GLBA, FHA, TSR, ESIGN Act, ADA, OFAC, and other federal and state-specific laws and regulations, including those that impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, and conduct in connection with data breaches. We may also be examined on a periodic basis by various regulatory agencies and may be required to review certain of our partners, vendors, or other service providers. These potential examinations may lead to increased regulatory compliance efforts that are time-consuming and expensive operationally. Matters subject to review and examination by federal and state regulatory agencies and external auditors include our internal information technology controls in connection with our performance of services, the agreements giving rise to these activities, and the design of our products and services. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers.

Furthermore, federal and state officials are discussing various potential changes to laws and regulations that could impact us, including additional data privacy regulations, among others. Changes in these areas, generally in the regulatory environment in which we operate and our customers operate, could adversely impact our competitive position and results of operations.

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that our compliance policies and procedures will be effective. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the relevant industries in ways that make it more difficult or costly for us to offer our products and related services. These laws also are often subject to changes that could severely limit the operations of our business model. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to our businesses also could impact the manner in which we conduct our business. If we or our partners, vendors or other service providers are found to not comply with applicable laws, we could become subject to greater scrutiny by federal and state regulatory agencies, or face other sanctions, which may have an adverse effect on our ability to continue to provide our services or make our products and related services available in particular states, or utilize the services of third-party providers, which may harm our business. In addition, non-compliance could subject us to damages, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, all of which would adversely affect our business, financial condition, and results of operations.

Risks Related to our 2026 Notes

The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

We completed an offering of the 2026 Notes in September 2021. In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of our 2026 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of our 2026 Notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. However, in connection with the pricing of the 2026 Notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce (but not eliminate) potential dilution to our common stock upon conversion of any notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. Finally, the existence of the 2026 Notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

Certain provisions in the indenture governing the 2026 Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the 2026 Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the notes requires us to repurchase the notes for cash upon the occurrence of a fundamental change (as defined in the indenture governing the notes) of us and, in certain circumstances, to increase the conversion rate for a holder that converts their notes in connection with a make-whole fundamental change (as defined in the indenture governing the notes). A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to make such payments.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness now or in the future (including the 2026 Notes), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance indebtedness (including the 2026 Notes) will depend on the capital markets and our financial condition at such time. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default the notes.

The accounting method for the 2026 Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2026 Notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that the notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs attributable to the notes will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported income. In addition, we expect that the shares underlying the notes will be reflected in our diluted earnings per share using the “if converted” method. However, if reflecting the notes in diluted earnings per share is anti-dilutive, then the shares underlying the notes will not be reflected in our diluted earnings per share. Accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital.

The capped call transactions may affect the value of the 2026 Notes and our common stock.

In connection with the pricing of the 2026 Notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the notes. In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the notes and prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the notes, which could affect your ability to convert the notes and, to the extent the activity occurs following conversion or during any observation period related to a conversion of notes, it could affect the number of shares and value of the consideration that you will receive upon conversion of such notes. Finally, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock and the value of the notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1+

Stock Purchase Agreement, dated September 2, 2021, by and between Porch.com, Inc. and Covéa Coopérations S.A. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 9, 2021).

4.1

Indenture, dated as of September 16, 2021, by and between Porch Group, Inc. and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

4.2

Form of 0.75% Convertible Senior Notes due 2026 (included as Exhibit A in Exhibit 4.1). (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

10.1

Form of Capped Call Confirmation between Porch Group, Inc. and each of the option counterparties. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

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

+   Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

†   Filed herewith Except Exhibits 32.1 and 32.2, which are furnished not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 15, 2021

PORCH GROUP, INC.

By:	/s/ Martin L. Heimbigner
Name:	Martin L. Heimbigner
Title:	Chief Financial Officer
(Principal Financial Officer)