Form 10-K
period 2021-12-31
Porch Group, Inc.
filed 2022-03-16
CIK 1784535

UNITED

STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of $19.34 per share as reported on the Nasdaq Stock Market, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,550 million. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock as of March 11, 2022 was 98,135,339.

Documents Incorporated by Reference

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2022 annual meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) and the documents incorporated herein by reference contain forward- looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although Porch Group, Inc. believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●	expansion plans and opportunities, including recently completed acquisitions as well as future acquisitions or additional business combinations;
●	costs related to being a public company;
●	litigation, complaints, and/or adverse publicity;
●	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	further expansion into the insurance industry, and the related federal and state regulatory requirements;
●	privacy and data protection laws, privacy or data breaches, or the loss of data; and
●	the duration and scope of the COVID pandemic, and its continued effect on the business and financial conditions of the Company.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described in the Item 1A. Risk Factors. The risks described in Item 1A. Risk Factors are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Unless the context otherwise requires, references in this section to “we,” “our,” “us,” the “Company” or “Porch” generally refer to Porch Group, Inc. and its consolidated subsidiaries.

Overview

Who We Are

Porch is a vertical software platform for the home, providing software and services to over 24,000 home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, roofers, and others. Porch helps these service providers grow their business and improve their customer experience. Porch also makes the moving process easier for homebuyers by helping them save time and make better decisions about critical services, including insurance, warranty, moving, security, TV/Internet, home repair and improvement. For certain services such as insurance and warranty, Porch can provide its own product to consumers.

Porch has two reportable segments: the Vertical Software segment and the Insurance segment.

Porch’s Vertical Software segment provides software and services to home services companies and, through these relationships, earns SaaS fees and gains unique and early access to homebuyers and homeowners. This early access allows Porch to assist homebuyers and homeowners with critical services such as moving, and, in turn, Porch’s platform drives demand for other services from such companies as part of our value proposition. The Vertical Software segment has three types of customers: (1) home services companies, such as home inspectors, for whom Porch provides software and services to help them make their businesses run more efficiently and grow; (2) consumers, such as homebuyers and homeowners, whom Porch assists with the comparison and provision of various critical home services, such as moving, security, TV/Internet, and home repair and improvement; and (3) service providers, such as moving companies, insurance companies, warranty companies, security companies and TV/Internet providers, who pay Porch for new customer sign-ups.

Our Insurance segment offers various property-related insurance policies through our own risk-bearing carrier and independent agency as well as a risk-bearing home warranty company. Third-party insurance companies pay Porch’s agency upfront and renewal commissions for selling their policies, reinsurers pay Porch ceding commissions when we cede premiums from our owned insurance products, and we earn revenues in the form of policy premiums collected from insureds from our owned insurance products. The Insurance segment also includes home warranty revenue which mainly consists of premiums paid by warranty customers for Porch’s home warranty products.

Porch operates under a number of brands in both the Vertical Software and Insurance segments, such as:

●	Vertical Software segment:
o	Floify, which provides mortgage companies and loan officers point of sale (“POS”) software for engaging their customers and helping them through the loan process,
o	HireAHelperTM, which provides software and demand for moving companies,
o	Inspection Support Network LLC (“ISN™”), Porch’s enterprise resource planning (“ERP”) and customer relationship management (“CRM”) software for inspectors,
o	iRoofing LLC (“iRoofing”), which provides measurement software for roofers
o	Palm-Tech, a provider of easy-to-use mobile home inspection report writing tools,
o	Porch.com, where homeowners can complete home projects,
o	Rynoh, which provides financial management and fraud prevention software services for the title and real estate companies, and

o	V12 Data, which provides data and analytical solutions that allow brands to improve the performance of their marketing.
●	Insurance segment:
o	American Home Protect (“AHP”), which provides whole home warranty policies,
o	Elite Insurance Group, (“EIG”), which is Porch’s licensed nationwide insurance agency, and
o	Homeowners of America (“HOA”), which is Porch’s insurance managing general agency and licensed property and casualty insurance carrier operating in 15 states.

Background and Corporate History

Porch.com, Inc., our principal operating subsidiary, was incorporated in the State of Delaware on December 22, 2011, and officially launched as Porch.com, Inc. on September 17, 2013. We launched Porch with the goal of simplifying the homebuying, move-in and home maintenance process. We began as a data-driven home services marketplace, delivering project requests to home improvement professionals across the country who make up part of the greater than $500 billion estimated North American home improvement market.1 After two (2) years of growth, and with key learnings in hand, Porch expanded its offerings by providing software and service to home services companies, transitioning to a vertical software company focused on the home. We knew that we wanted to focus on individuals making critical and high-value purchase decisions at the start of their homeowning journey. We also knew that we wanted to partner with home services companies to create long-term defensible and proprietary access to these consumers. As of the end of 2021, over 24,000 businesses — home inspectors, mortgage companies, title companies, moving companies, large utilities, roofing companies and more — use Porch to improve their operations, grow their business, and improve their customer experiences. These partnerships provide Porch introductions to end customers (who are largely homebuyers or existing homeowners) to help make their move and home maintenance simpler. This access is unique, wide-ranging and early in the homebuying process.

Since its founding, Porch has established many partnerships across a number of home-related industries and has also proven effective at selectively acquiring companies that can be efficiently integrated into Porch’s platform. These acquisitions include: AHP, Floify, HireAHelperTM, HOA, iRoofing, ISNTM, Palm-Tech, Rynoh, V12 Data, and as well as the signing of an agreement to purchase CSE, a California based insurance carrier, which is expected to close in mid-2022. We remain committed to pursuing attractive mergers and acquisitions (“M&A”) opportunities as a key part of our growth strategy going forward as a public company. Porch Group, Inc. was originally known as PropTech Acquisition Corporation, a Nasdaq-listed special purpose acquisition company (“PTAC”), which completed its initial public offering in November 2019. In July 2020, PTAC entered into a merger agreement to acquire Porch.com, Inc., and on December 23, 2020 (the “PTAC Merger Closing Date”), the merger was completed and Porch.com, Inc. became a wholly-owned subsidiary of PTAC. On the same date, PTAC changed its name from “PropTech Acquisition Corporation” to “Porch Group, Inc.,” and Porch Group, Inc.’s common stock commenced trading on the NASDAQ Capital Market under the ticker “PRCH.” References in this Annual Report to Porch prior to the PTAC Merger Closing Date refer to Porch.com, Inc.

The Porch Platform

Porch provides software and services to home services companies, and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance and moving, and, in turn, Porch’s platform drives demand for other services from such companies as part of our value proposition.

1 Based on management estimates

Porch, the Vertical Software Platform for the Home

Low-CAC(1) customers + unique data
Vertical Software
(SaaS + Transaction)
Porch
Insurance
(Carrier, Agency & Warranty)
Advantaged economics to win in key verticals

(1) Customer acquisition cost

Software and Services for Home Services Companies

Porch’s platform provides home services companies with software and services to help them grow their business and provide a better experience for their customers. This value proposition can be divided into three components.

First, Porch offers leading vertical-specific software that includes a wide range of functionality required by home services companies like home inspectors, mortgage companies, titles companies, roofers, and moving services providers to run a better business. These software solutions include features such as configurable dashboards, calendars and scheduling, online booking, payment processing, dispatch and routing optimization, customer relations and communications, point of sale interfaces, flexible reporting, industry integrations, reporting writing, quoting and more. Companies use this software for their customers and transactions, managing their employees and tracking their partners. The depth of functionality varies among industry-specific products. Because this software is used in so many aspects of day-to-day management by home services companies such as home inspectors, Porch sees high retention rates among our software customer base.

Second, Porch offers a Moving Concierge service that home services companies can provide to their end customers in order to improve the moving and home improvement experience. Instead of the relationship ending once the initial service is complete, home services companies can offer Porch’s Moving Concierge to assist an end customer with the remaining aspects of their move and, going forward, with ongoing home maintenance. Each Moving Concierge customer is provided with a self-service dashboard through which they can manage their moving “to do” list. A Porch Moving Concierge representative will also contact the customer to talk about their home inspection, answer questions, collect a review for the company, and chart out all upcoming services with which Porch can assist. Instead of selling customer data as leads, Porch helps the end customer compare prices and make decisions about critical services such as insurance (as both a licensed nationwide insurance agent as well as a carrier in certain states), moving, security, and TV/Internet. This experience creates a positive end customer experience that can benefit the home services company.

Third, Porch can help home services companies to grow their business through new customer acquisition. Porch does this through its various digital and concierge experiences and marketing solutions. Home services companies can pay for Porch’s software and certain modules with business-to-business (“B2B”) SaaS fees. In certain verticals, principally home inspection, companies also have the ability to access Porch’s core software offering for free if they provide Porch with access and introductions to their end customers by providing each with Porch’s Moving Concierge experience. This allows Porch to generate business-to-business-to-customer (“B2B2C”) transaction revenues by offering high-value services to end customers. We believe combination of this value proposition is compelling, as this allows Porch to achieve a very strong home services company lifetime value to acquisition cost ratio.

Consumer Services

Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance and warranty policies (along with auto, flood and umbrella policies) with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare Internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs.

Porch focuses on the move stage of the homeowner’s journey given the concentration of high value services that are purchased during this time. During the move, Porch assists the customer with services via its Moving Concierge and moving dashboard experience. For example, after helping the consumer quickly compare a large set of options for homeowner’s insurance for the new home, Porch will bind coverage as a licensed insurance agent and connect it back to the homebuyer’s mortgage. In the 15 states where Porch is currently licensed as an insurance carrier, we can offer consumers our own insurance products. Additionally, Porch offers home warranty products to protect critical systems and appliances typically not covered under homeowners’ insurance. Further, Porch can highlight a variety of options and pricing for any type of move, including truck, storage and labor booking. For TV and internet service, Porch provides the consumer a wide variety of rates, options and promotions for all major TV and internet providers in their area and activates service directly for the consumer. According to a survey conducted by Article and OnePoll, moving was one of the most highly stressful moments in a consumer’s life, and across each of these services, Porch helps the consumer quickly and easily select the right products for them.

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

Our Industry

The home is foundational to the American experience. According to data from the National Association of Realtors and the U.S. Census Bureau, there were 6.12 million existing homes sold and approximately 762,000 newly constructed homes sold in the United States in 20212. There are millions of home services companies, most of which are small businesses operating in fragmented markets, according to the U.S. Small Business Administration Office of Advocacy. For consumers, moving and maintenance can be full of pitfalls and headaches. Porch seeks to simplify the home by providing software and services to home services companies and connecting homeowners to high-quality services throughout the home lifecycle. In doing so, Porch conducts its business across a broad total addressable market (“TAM”) beyond its software and service offerings, consisting of moving services, property and casualty (“P&C”) insurance,

2 National Association of Realtors 2021 December Existing Home Sales.

contractor services, and mover marketing with an estimated total value of approximately $350 billion. This TAM is based on the products Porch offers today, with ample opportunity for expansion of Porch’s addressable market.

Moving Services

Porch provides three primary moving services that support homeowners during the moving process: direct moving services, security installations and TV/Internet installations. Based on U.S. Census Bureau data and Porch management estimates, Porch believes the overall addressable opportunity for Porch in these three service offerings in the U.S. to be approximately $4.7 billion. This estimate assumes that of the approximately 6 million annual home sales, approximately 20% will result in a home security purchase (according to industry and management estimates), which at approximately $1,100 per sale results in a $1.3 billion security installation TAM. The TV/Internet installation TAM assumes all homebuyers will get some combination of TV and Internet service at an average commission per household of $125. Based on industry estimates, currently approximately 4% of homes have solar installed; the Solar Energy Industries Association estimates that 13.4% of homes will have solar installed by 2030. Assuming 9.4% of households purchase solar panels at time of home purchase, approximately 564,000 consumers will purchase solar annually. Porch estimates an average commission of $1,350 per solar installation resulting in an annual TAM of approximately $761 million. This also assumes each home sale results in one move and that Porch can receive $321 net commission per move (which is a mix between full service moves and labor only moves), thereby creating a $1.9 billion moving service TAM. Porch bases these net commission assumptions on a review of existing customer purchasing patterns and revenue contributions of commissions.

Property and Casualty (P&C) Insurance

Through its wholly-owned licensed insurance agency, EIG, Porch serves customers in the P&C home, auto, flood, and umbrella insurance market. In addition, Porch operates its own risk-bearing insurance carrier, HOA, a leading property and casualty insurance company focused on products in the residential homeowner space. Based on U.S. home insurance annual revenues of $119 billion plus U.S. auto insurance annual revenues of $311 billion, Porch believes the P&C home and auto insurance TAM is approximately $181 billion.3 With the acquisition of AHP, Porch also operates its own home warranty business in a market estimated to be worth $4.5 billion for the combined home warranty and utility service line4.

Contractor Services

Contractor services is another large portion of Porch’s TAM with an estimated size of approximately $150 billion. This estimate is based on management’s estimate of a greater than $500 billion valuation of the home improvement market. It assumes 50% of projects are fully managed and coordinated by Porch (i.e., where Porch provides or manages services directly to or on behalf of homeowners) with a 45% take rate ($113 billion managed services TAM) and 50% of projects are referred to third parties without any coordination by Porch for a 15% referral fee ($38 billion referral services TAM). The assumptions surrounding the percentage split between managed and outsourced projects, gross margins, and referral fees are based on Porch’s historical experience.

Mover Marketing

Mover Marketing represents Porch’s opportunity to sell marketing technology and services that help advertisers retain existing customers and attract new customers at key moments in time, such as during the homebuying process. Porch estimates this TAM in the U.S. as $9.7 billion based on 6 million homebuyers annually spending an average of

3 According to IBISWorld 2021 full year data, U.S. home insurance annual revenues totaled $119 billion and U.S. auto insurance annual revenues totaled $311 billion.

4 According to IBISWorld and Porch management estimates.

$10,726 within the first 12 months of moving5, and of this $64 billion in spend, Porch estimates that companies will spend 15% on marketing to these consumers based on what it has observed in the industries it serves.

Trends and Growth in the Housing and Home Maintenance Sectors

Home Sales

As a home services platform that provides core software and services to over 24,000 home services companies, Porch’s revenue is in part linked to existing home sales. While the market saw a dip during the beginning of the COVID-19 pandemic, volume of sales have continued to be robust with December, 2021 seeing an annual rate of almost 6.2 million existing homes sold, per the National Association of Realtors. America is a mobile country, with the average American homeowner moving once every 13 years, according to the National Association of Realtors. Research from the National Association of Realtors shows several reasons for Americans moving, with the most frequent reasons being to find a new or better home, to start or transfer jobs or to establish a new family home for the first time.

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

With the house purchase offer accepted, homebuyers then must deal with the complexity of and logistics of moving. Pre-move considerations include but are not limited to researching moving services, visiting new communities, booking rentals, reserving storage units, coordinating with movers on packing, transferring utilities, home cleaning, completing a change of address, purchasing home insurance, and purchasing a home warranty. Within the moving company market alone, according to the American Trucking Associations, there are over thousands of moving companies in over 16,522 locations to choose from. Post-move considerations include but are not limited to unpacking, cleaning the new house, scheduling essential home improvements listed in the inspection report, changing locks, transferring medical records, registering vehicles, purchasing Internet and setting up a security system. All of these considerations make moving a stressful and arduous process.

Porch helps make the move simpler through its Moving Concierge and related services. Homebuyers can use Porch’s self-service dashboard to compare prices for movers, provision move-related services, and manage their moving checklist. Customers are also offered a wide variety of home services. Ultimately, Porch makes moving less stressful.

Increasing Home Improvement Spending

After helping consumers with their move, Porch continues to say in touch with the movers to help with home maintenance and improvement projects. The continued growth of the home improvement spending market will have a substantial impact on Porch’s future revenues. The home improvement market has continued to grow and is estimated at over $500 billion in size.

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

5 Based on data for new mover spend from The Harris Poll.

Digitalization of Home Services

According to Technavio, online on-demand home services are expected to grow at a compounded annual growth rate of over 70% from 2021 to 2025. Driving this trend are the digitally minded millennial and Gen Z generations that are entering the home ownership market and hiring home services professionals online. Home service professionals experiencing the benefits and scalability of connecting and engaging with consumers online, including reaching wider or targeted audiences, improving conversion rates, reducing acquisition costs, and tracking performance of marketing investments, are expected to invest more into digital offerings over time.

Our Competitive Strengths

Leading Software with over 24,000 Contracted Companies in a Diverse Set of Industries

Porch owns several leading software platform brands including ISN and Palm-Tech for home inspectors, Floify for mortgage companies and loan officers, Rynoh for title companies and HireAHelper for moving companies, iRoofing for roofers. Porch provides software that helps these companies manage and grow their business such as CRM, ERP and POS modules to over 24,000 companies across a number of home services verticals utilizing its various software brands.

Early Access to Demand

Porch’s early access to homebuyers allows Porch to be among the first service providers to reach out to consumers and to assist them in their moving journey prior to completing many large purchasing decisions. Porch receives access to these homebuyers through its software customers in the various verticals where it operates. In some verticals, home services companies have the option to opt into Porch’s customer access model and receive a core module from Porch’s software for free in exchange for access rights to their customers. This gives Porch the opportunity to market and offer services to these customers up to and before six weeks in advance of their move. Porch’s customer access model represents an extremely valuable marketing tool and customer acquisition platform for home services providers, who typically rely on a change of address request that occurs near the end of the moving journey to reach out to homebuyers.

Porch’s software for home inspectors is the software of choice for a significant portion of inspection companies including most of the largest inspection companies in the U.S. These inspection companies complete over a quarter of all U.S. home inspections through Porch’s software and services.

Through research and development, Porch continues to invest in and strengthen the software advantage of its software offerings. Moreover, Porch expects to increase the percentage of U.S. homebuyers available through its customer access model by expanding sales efforts, by developing new products and tools for its current verticals, and by offering software and services in new home services sectors.

Innovative Customer Access Pricing Model

Porch utilizes a customer access model in certain verticals whereby software customers receive access to a core element of Porch’s software for free in exchange for providing access rights to their customers. This structure reduces competition from traditional software providers that rely solely on fee revenue to sustain their businesses. In addition to obtaining the that portion of the software for free, inspection companies are able to differentiate their offering by providing the Porch Moving Concierge to their consumers at a critical time of need. As a result, Porch benefits from high retention rates among software customers.

Proprietary Data and Analytics

Through the services it offers, Porch has access to a trove of proprietary data on homebuyers and their homes. Using this data, Porch intends to continue its investment in data science and analytics to provide more suitable services to homebuyers and improve service provider marketing opportunities. For example, Porch believes that its data could help improve Porch’s ability to predict a variety of events, including the timing and likelihood of specific purchase decisions around the home, a mover’s likelihood of switching insurance carriers or the likelihood and severity of home insurance and home warranty claims. V12 Data provides software and data solutions to help brands, and small and medium sized businesses acquire new customers and improve their marketing, and helps Porch leverage its own proprietary mover.

Strong Management Team with Extensive Merger and Acquisition Experience

Porch’s management team has significant merger and acquisition and integration experience obtained through over a hundred merger and acquisition transactions between the CEO, CFO and head of corporate development during their employment at previous companies. Porch has a strong track record of driving significant value creation from acquisitions to date. Porch intends to leverage its acquisition experience by continuing to selectively pursue strategic acquisitions of software companies that strengthen Porch’s unique access to demand as well as services where Porch’s early access to homebuyer consumers and unique data provide significant differentiation.

Comprehensive Service Offering

Porch offers a unique breadth and depth of home services that span the entire homeownership experience from the move to ongoing maintenance. Not only is Porch able to help a consumer with the services they need at any point in their journey with their home, but also by going deeper into select services such as insurance, moving, and handyman services, Porch is able to improve the consumer experience and capture more value. This ability to create value from consumers allows Porch to offer a unique and strong value proposition to companies who provide Porch access to their customers. Because we are able to drive value to the companies that use our products and services, we are more easily able to attract new business partners and invest in product development and customer support to ensure we sustain our competitive advantage.

Our Strategies for Growth

Porch aims to achieve its strategic plan by driving organic growth and executing attractive acquisition opportunities. Porch intends to continue focusing on growth that will positively impact long-term shareholder value through the following strategies:

Sell More Software and Gain Access to More Homebuyers

Porch’s software not only generates strong B2B SaaS revenues, but it is also a valuable and low-cost customer acquisition tool that drives growth through expanded homebuyer access. Porch intends to expand its B2B SaaS fees and homeowner access by:

●	Increasing the number of software customers organically through expanded sales and marketing efforts and inorganically through SaaS acquisitions.
●	Upselling into these software customers additional SaaS modules for B2B SaaS fees.
●	Continuing to develop long-term relationships with software customers, while increasing B2B SaaS fees as Porch helps these companies grow.
●	Increasing the percentage of software customers that grant access rights to their consumers. Porch works to convert more of its software customers to this option by explaining its benefits, which include increased end customer satisfaction, to companies during Porch’s software training program. In some verticals such as mortgage, this is a strategic benefit to the company utilizing Porch’s software – by providing insurance solutions that are required to be purchased by a borrower, Porch can increase a loan officer’s close rate and reduce time to close.

Increase Revenue per Homebuyer

Porch intends to capitalize on its expanded homebuyer access by increasing the revenue generated from each homebuyer by:

●	Improving the digital shopping experience for consumers who prefer to purchase online.
●	Increasing the percentage of individuals with access rights that are called, contacted, and engaged by Porch’s Moving Concierge call center team.
●	Making available additional high-margin services for these homebuyers, such as solar installation and increasing the market access for certain services only offered in select geographies, such as Porch’s insurance solutions through HOA and home warranty products through AHP.
●	Increasing conversion and take rates of both existing and new services by offering more services competitive quotes per service to incentivize customers to not leave the Porch ecosystem.
●	Generating more revenue from certain services by handling more of the experience for the consumer, such as how Porch takes a larger role in providing insurance and home warranty products via HOA and AHP.

Mover Marketing

Today, companies of all shapes and sizes advertise to movers through direct mail after the consumers have moved into their new home and change their address with the United States Postal Service. Through Porch’s early access to homebuyers, Porch helps homebuyers obtain earlier access to discounts and promotions that are typically made available to movers, while helping these brands and advertisers send direct mail to consumers in advance of their move.

On January 12, 2021, the Company acquired V12 Data, a leading consumer data and analytics platform with a focus on household and mover insights, data management and marketing activation. The V12 Data acquisition and the mover marketing businesses provide Porch with full-spectrum, enterprise-grade capabilities to capture the unique-to-the-market pre-mover marketing opportunity.

Insurance Expansion in 2021

EIG, Porch’s wholly owned subsidiary, is an insurance agent that is currently licensed in all 50 states. Porch has expanded from solely operating an insurance agency to, by acquiring HOA, offering its own products through this risk-bearing carrier. By operating as a carrier, Porch intends to capitalize on the underwriting advantage provided by its unique insights into properties and homebuyers. The carrier structure allows Porch to obtain reinsurance ceding commissions higher than what is earned through third-party commissions via EIG and participate in the upside of selecting good risks with lower claims. By ceding a significant portion of insurance premiums, Porch reduces earnings volatility and the capital required for the insurance carrier. Additional potential growth opportunities for Porch’s insurance business include expanding from the 15 states where it operates HOA, as of February 2022, and adding more insurance carriers as partners.

On September 9, 2021, Porch completed its acquisition of AHP, a Texas-based provider of whole home warranty policies across the U.S. AHP utilizes a direct-to-consumer model to acquire customers for their multi-year warranty plans. Additionally, on the same date, Porch announced that it had executed a definitive agreement with Covéa Cooperations S.A. to acquire GMF Financial Services Corporation (“GMF”) which owns all of the issued and outstanding stock of Civil Service Employees Insurance Company, CSE Safeguard Insurance Company, CSE Insurance Services, Inc. and CSE Group Services Company (collectively and, together with GMF, “CSE”), a California-based personal lines insurer focused on property and auto. CSE has a 71-year history and a management team put in place over the previous two years with significant home and auto experience in the state of California. CSE operates in six states, including its primary focus of California, as well as Arizona, Nevada and Utah and is licensed in an additional six states.

The closing is subject to customary closing conditions, including approval of the California Department of Insurance. The transaction is expected to close in mid-2022.

Expand into New Home Service Verticals

There are opportunities for Porch to expand organically and via acquisitions to provide software and services to additional home service verticals. Porch plans to continue to evaluate potential new home services verticals that fit within our strategy. Porch has an extensive pipeline of additional acquisition targets across the home services SaaS, insurance, moving, and home technology sectors. Management maintains active discussions with potential suitable targets.

In Q2 2021, Porch acquired Rynoh, a leading provider of patented SaaS solutions for title companies and other settlement agents. Located in Virginia, Rynoh applications help protect real estate closings by providing continuous end-to-end account auditing, daily reconciliation, transaction monitoring, fraud detection and reporting.

On October 27th, 2021 Porch completed the acquisition of Floify, a SaaS software provider to mortgage companies and loan officers that helps create a better mortgage and refinancing experience for their customers. Floify’s digital mortgage automation and point-of-sale software streamlines the loan origination process by providing a secure application, communication, and document portal between mortgage lenders, borrowers, real estate agents, and other mortgage stakeholders. Loan officers use Floify to collect and verify borrower documentation, track loan progress, communicate with borrowers and real estate agents, and close loans faster.

Geographic Expansion

Porch currently conducts the vast majority of its business in the United States and a small portion in Canada. While Porch expects to remain focused on the U.S. market for the next several years, in the future Porch may expand internationally into Europe, Australia, and other markets where the home sales market operates similarly to the U.S. Within the United States, Porch operates nationwide and has opportunity to expand is insurance operations and offerings across many U.S. markets.

Revenue

Porch generates revenue in three ways: (i) recurring SaaS fees that companies pay us for our software and services, (ii) reoccurring B2B2C transaction revenues for move-related services, and (iii) and business-to-consumer (“B2C”) transaction revenues from post-move related services.

Companies which use Porch’s software and services pay Porch with SaaS fees based on a combination of per user, per organization and / or volume of transactions. In certain verticals, chiefly inspection companies have the option of receiving core software for free and giving Porch access to its customers at which time Porch generates revenue via B2B2C transactions. Because Porch gets full access to a complete base of homeowners from a company, customer access is highly attractive to Porch.

B2B2C transaction revenues for move-related services include payments related to the sale of products and services such as moving services, security, or TV/Internet service as well as revenues from Porch’s insurance and warranty businesses. Where Porch underwrites its own insurance or warranty product, revenues are recognized over the life of the policy and reoccur as long as the policyholder renews. In certain portions of business sold by EIG on behalf of third-party insurers, Porch recognizes the estimated lifetime value (“LTV”) of commissions Porch receives from insurance carriers for each new sale to a policyholder which are paid in the first year and each subsequent year that the policyholder renews.

B2B2C transaction revenues for post-move related services includes per lead, per appointment and per job fees paid by contractors and partners for customer demand.

Revenue for B2B2C transactions, excluding Insurance and Warranty, generally follows the seasonality of both existing home sales and home projects, with more revenue concentrated in the second and third quarters rather than the first and fourth quarters.

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

For consumers, Porch largely relies on our unique and proprietary relationships with over 24,000 companies using Porch’s software to provide the company with end customer access and introductions. Porch then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. Porch has invested in limited direct-to-consumer marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

Technology

Porch has invested significantly for many years in engineering, product, and design in order to build out our platform. We operate a modern technology stack that allows for rapid development and deployment as well as integrations. Each of our business units develops its own technology to support its products and services, leveraging both open-source and vendor-supported software technology. Each of our various software brands and businesses has dedicated engineering teams responsible for software development and the creation of new features to support our products and services across a full range of devices (desktop, mobile web and native mobile applications). Our engineering teams use an agile development process that allows us to deploy frequent iterative product and feature releases.

Competition

The home services industry is highly competitive, fragmented, and localized. We compete with, among others: (i) search engines and online directories for all types of home services with which we assist consumers, (ii) other vertical software companies in our markets, (iii) companies who help consumers purchase insurance, moving, and other home services, and (iv) other companies which help consumers to make their homes simple. We believe that our largest competition comes from the wide variety of companies focused on reaching consumers for the purpose of helping with key high-value services such as insurance, moving, TV/Internet and other such services, as well as numerous traditional digital and non-digital service providers.

We believe that our ability to compete successfully will depend primarily upon the following factors:

●	the size, quality, diversity and stability of the large number of companies utilizing Porch’s software and services who give Porch early and proprietary access to homebuyers before competitors are aware;
●	our ability to consistently generate home services fees and revenues through our access to homebuyers and homeowners in a cost-effective manner;
●	our ability to increasingly engage with consumers directly through our platforms (rather than through search engine marketing or search engine referrals);
●	the functionality of our software and services, websites and mobile applications and the attractiveness of their features and our products and services generally to home services companies and consumers, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;
●	our ability to continue to build trust in and loyalty to, our various brands, particularly American Home Protect, Elite Insurance Group, Floify, HireAHelper, Homeowners of America, iRoofing, ISN, Kandela, Palm-Tech, Porch.com, Rynoh, and V12; and
●	the ability for us to continue to expand our platform organically and inorganically into other vertical markets and select services.

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

We have several registered trademarks in the United States (including Porch, ISN, HireAHelper, Homeowners of America, and Floify brands), as well as other trademarks in Canada and Europe. We have also registered a variety of domain names, including those related to our consumer and other key brands.

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

We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in the use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. To the extent our businesses are required to implement new measures and/or make changes to our products and services to ensure compliance, our business, financial condition and results of operations could be adversely affected. Compliance with this legislation or similar or more stringent legislation in other jurisdictions could be costly, and the failure to comply could result in service interruptions and negative publicity, any or all of which could adversely affect our business, financial condition and results of operations. In addition, in December 2017, the U.S. Federal Communications Commission adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. To the extent Internet service providers take such actions, our business, financial condition and results of operations could be adversely affected.

We are also subject to laws governing marketing and advertising activities conducted by/through telephone, e-mail, mobile devices and the Internet, including the Telephone Consumer Protection Act of 1991 (“TCPA”), the Telemarketing Sales Rule (“TSR”), the CAN-SPAM Act, Section 5 of the Federal Trade Commission Act and similar state laws, as well as federal, state, and local laws and agency guidelines governing background screening.

Additionally, as we expand into the insurance business, which is highly regulated, we must comply with and maintain various licenses and approvals with a number of individual state departments of insurance, and we are subject to state governmental regulation and supervision.

Further, we are subject to certain laws and regulations with regard to the real estate settlement process, including the Real Estate Settlement Procedures Act regulated by the Consumer Financial Protection Bureau, which, among other matters, prohibits certain practices, such as kickbacks, referrals, and unearned fees for the referral of real estate settlement services.

Human Capital Management

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

Porch is organized as a decentralized operating model, which we believe allows our businesses to move quickly and entrepreneurially with a common playbook and infrastructure that benefit from shared best practices as we scale. When we acquire a company, our decentralized operating model helps us manage the costs and mitigate the risks associated with integration. We integrate acquisitions into our (1) central data platform; (2) transactional monetization to drive our B2B2C revenues such as insurance; and (3) key back-end systems such as accounting.

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

As of January 2022, Porch had approximately 1,700 full-time employees and independent contractors. We believe that we generally have good relationships with our employees and contractors.

Additional Information

Our main website is www.porch.com, and our investor relations website is located at www.porchgroup.com. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”) free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Neither the information on these websites, nor the information on the websites of any of our brands and businesses, is incorporated by reference into this Annual Report, or into any other filings with, or into any other information furnished or submitted to, the SEC.

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

●	Our brands and businesses operate in an especially competitive and evolving industry.
●	Our success will depend, in part, on our ability to maintain and/or enhance our existing brands, and the brands of our recently acquired companies.
●	We rely on strategic, proprietary relationships with third parties to provide us with access to personal data and information.
●	We rely on our ability to reach home services companies’ customers and home service-related consumers earlier than our competitors, and throughout the homebuying and homeownership journey. Our competitors could find ways to reach these customers and consumers earlier than us or at other times during the homebuying and homeownership journey.
●	Our future growth is dependent in part on increasing our revenue by increasing the number of sales of home related services per customer and consumer. We may not succeed in these efforts.
●	Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
●	Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices.
●	We may experience risks related to acquisitions.
●	Conditions in the real estate market generally impact the demand for a portion of our products and services.
●	We face a variety of risks through our expansion into the insurance business.
●	Our businesses are subject to various federal, state and local laws and regulations, and we must comply with such laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to: (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (2) privacy or data security laws and regulations, (3) the Real Estate Settlement Procedures Act (“RESPA”) or other federal or state consumer protection or similar laws, and (4) antitrust laws and regulations.
●	Our insurance businesses compete with a large number of companies in the insurance industry for underwriting premium.
●	The effects of emerging claim and coverage issues in the insurance industry are uncertain.
●	Insurance commission revenue recognition and changes within our insurance business may create a fluctuation of our business results and expose us to additional risks.
●	Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
●	We may change the structure of our reinsurance arrangement in the future, which may impact our overall risk profile and financial and capital condition.
●	Our brands and businesses are sensitive to general economic events or trends, severe weather events, extensive wildfires, and other catastrophes, particularly those that adversely impact consumer confidence and spending behavior in the industries we serve.
●	We face risks related to the number of service providers available to consumers on our platform.
●	If we are unable to deliver effective customer service, it could harm our relationships with our existing home services companies, consumers, service providers and commercial partners and adversely affect our ability to attract new home services companies, consumers, service providers and commercial partners.
●	We may face negative consequences from the actions and omissions of our service providers, and our terms and conditions may not adequately protect us from claims.
●	Our moving services business is subject to state regulations and certain state regulatory structures do not address our business model for moving services. Compliance with required licensure and other regulatory requirements could be costly and any inability to comply could harm our business.
●	We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.
●	We may not be able to effectively manage our growth.
●	If personal, confidential, or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate, and our reputation could be harmed.

●	We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
●	The price of the Company’s securities may change significantly over time and investors could lose all or part of their investment as a result.
●	Our business may also be adversely affected by downturns in the home, auto, flood and umbrella insurance industries.
●	Future sales, or the perception of future sales, by the Company or its stockholders in the public market could cause the market price for the Company’s common stock to decline.
●	The global outbreak of COVID-19 and other similar outbreaks has adversely affected our business, financial condition and results of operations.
●	We have substantial indebtedness, which may limit our financial flexibility.
●	The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
●	Conversion of our 2026 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

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

Our brands and businesses operate in home-related services industries, which industries include insurance, mortgage, warranty, moving services, inspection services, home repair, and marketing, financial and other software for home services companies; all of which are competitive, with many existing competitors and a consistent and growing stream of new entrants, services and products. Some of our competitors are more well-established or enjoy better competitive positions with respect to certain geographical areas, consumer and service provider demographics, and/or types of services offered. Some of our competitors have stronger brand recognition, better economies of scale, more developed software platforms or other intellectual property, and/or better access to capital. Additionally, many of our competitors in the home and home-related services industries are undergoing consolidation and vertical integration. These consolidations may make it more difficult to compete with such competitors. Any of these advantages could enable these competitors to reach more consumers and service providers than we do, offer products and services that are more appealing to consumers and service providers than our products and services, and respond more quickly and/or cost effectively than we do to evolving market opportunities and trends, any of which could adversely affect our business, financial condition and results of operations. Alternatively, because of our innovative business model and our limited track record as a public company, failures of our competitors or companies operating in similar or adjacent spaces may impact investor perceptions of the digital home services industry as a whole.

Our inability to compete effectively against new competitors, services or products could result in decreases in the size and level of engagement of our consumer and service provider bases, any of which could adversely affect our business, financial condition and results of operations.

We rely on our ability to reach home services companies’ customers and home service-related consumers earlier than our competitors, and throughout the homebuying and homeownership journey. Our competitors could find ways to reach these customers and consumers earlier than us or at other times during the homebuying and homeownership journey.

Our consumer access model allows us to market and offer services to home services companies’ customers very early and throughout the homebuying and homeowning journey. We also have relationships with commercial partners that provide us with data about consumers who may require a variety of home services early and throughout the homebuying and homeownership journey. There can be no assurances that we will continue to receive access to these customers and consumers relative to our competitors. Our competitors may adopt a similar model or may develop a new model that affords them similar or earlier access. Any erosion of our competitive advantage in access to home services companies’ customers and home service-related consumers may impair future opportunities to monetize those customers, which in turn could adversely impact our business, financial condition and results of operations.

We rely on strategic, proprietary relationships with third parties to provide us with access to personal data and information.

We rely on strategic relationships with third parties, including home services companies, to provide us with personal information about their customers in exchange for giving such companies access to our ERP and CRM services or other value. In the future, any of these third parties could sever its relationship with us, change its data sharing policies, including making them more restrictive, or alter its own data collection practices, any of which could result in the loss of, or significant impairment to, our ability to access, collect and use personal information about their customers or consumers.

We also license data from third-party data brokers and other data suppliers. However, we cannot assure you that we will continue to be able to access, collect or use personal information provided by consumers, service providers and commercial partners as we currently do or may want to do in the future. Our ability to access, collect and use personal information provided by these parties may be adversely affected by federal and state laws and regulations that make it burdensome for us to collect or use personal data, privacy concerns of the individuals from whom we collect personal data, privacy and reputational concerns of commercial partners that provide us with end customer personal information, and adverse consumer reaction to our marketing practices. We use consumer data that we directly collect from consumers or license from third parties to engage in targeted marketing based upon such consumer data and their online behavior. Practices in this industry are under scrutiny by regulators in light of new and proposed federal and state laws, and pressure from some lawmakers and privacy advocates regarding how consumer data is collected and used in the ad tech industry. If we are unable to collect information from our customers or our service providers and commercial partners do not continue to provide us with information of their customers, or if applicable laws prohibit or materially impair our use of such information, our ability to provide services to consumers and drive consumer access to service providers may be materially impacted. This may make our products and services less appealing to consumers and service providers, which in turn may lead to reduced utilization of our products and services. To the extent any of the foregoing occurs, our business, financial condition and results of operations may be adversely impacted.

Our future growth is dependent in part on increasing our revenue by increasing the number of sales of home-related services per customer and consumer. We may not succeed in these efforts.

Our future growth depends in part on increasing the revenue generated from each customer or consumer we serve. We plan on increasing this revenue by increasing the number of value-add touchpoints with customers and consumers for whom we have access rights by offering new services and by improving conversion rates and revenue generation of both existing and new services. There can be no assurances we will be successful in these efforts. Failure to increase revenue per customer or consumer may slow our growth, which could in turn have an adverse impact on our business, financial condition and results of operations.

We rely on our ability to retain home services companies who use our software and services and our retention rates could be impacted if we are not able to sustain our competitive advantages related to our value proposition.

Our consumer access model, whereby home services companies use our software for a discounted rate or receive other value in exchange for providing access rights to their end customers, helps us generate revenue from such customers. There can be no assurances that home services companies will use or retain our software and services. Our retention rates could be impacted by, among other things, more desirable software and services from competitors, software developed in house by home services companies and acquisitions, consolidations and other changes to the structure and dynamics of the home and home-related services industries that may make our ERM and CRP offerings less desirable or valuable. If adoption and retention rates of our software and services decline, our growth prospects, business, financial condition and results of operations could be impaired.

If the market for SaaS software applications develops more slowly than we expect or declines, our business would be adversely affected.

The adoption rate of SaaS software applications may be slower among companies in the home-related services industries generally and among business in those industries requiring highly customizable application software more particularly. Our success will depend to a substantial extent on the widespread adoption of SaaS applications within the industries we serve. The expansion of the SaaS applications market depends on a number of factors, including the cost, performance, and perceived value associated with SaaS, as well as the ability of SaaS providers to address data security and privacy concerns. If SaaS business applications do not continue to achieve market acceptance within the industries we serve, if there is a reduction in demand for SaaS applications caused by a lack of customer acceptance, or if there are technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending, it could result in decreased revenue or access to consumer personal information and our business, financial condition and results of operations could be adversely affected.

Our success will depend, in substantial part, on the continued migration of the home and home-related services market online.

We believe that the digital penetration of the home and home-related services market remains low, with the vast majority of consumers continuing to search for, select and hire service providers offline. While many consumer demographics have been and remain averse to finding service providers online, others have demonstrated a greater willingness to purchase such services online. Whether or not service providers turn to Internet platforms will depend, in substantial part, on whether online products and services help them to better connect and engage with consumers relative to traditional offline efforts. The speed and ultimate outcome of the transition of the home and home-related services market online for consumers and service providers is uncertain and may not occur as quickly as we expect, or at all. The failure or delay of a meaningful number of consumers and/or service providers to migrate online and/or the return of a meaningful number of existing participants in the online home services market to offline solutions could adversely affect our business, financial condition and results of operations.

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

Our brands and businesses are sensitive to general economic events or trends, severe weather events, extensive wildfires and other catastrophes, particularly those that adversely impact consumer confidence and spending behavior in the industries we serve.

Our businesses are sensitive to events and trends, such as a general economic downturn, health of the housing market, inflation or sudden disruption in business conditions, consumer confidence, spending levels and access to credit, which could result in decreases in demand for insurance, home mortgages, warranty, moving and inspection services, home repair, and marketing, financial and other software for home services companies and providers. Any such decreases could result in turnover of our consumer and service provider base and/or adversely impact the breadth of services offered through our service market platform, our home-related services, and our warranty and insurance products. In particular, severe weather events, extensive wildfires and other catastrophes, including the effects of climate change and global pandemics, may harm our insurance business. For example, as it relates to our insurance agency, if carriers restrict the sale of policies in certain geographical areas and/or for certain types of coverage or if they increase their premiums as a result of these events, it could result in fewer carriers whose policies we could offer to our customers and otherwise make policies harder to sell. Additionally, as it relates to our insurance carrier entity, we will be exposed to a portion of these losses directly. While we intend to manage our risk via reinsurance, there can be no guarantee this will adequately reduce our exposure to losses, including, but not limited to, the inability to negotiate reinsurance contracts at renewal at acceptable terms or at all, large catastrophes that exceed the our aggregate reinsurance coverage limits, the inability or unwillingness of counterparties to pay us reinsurance receivables we believe we are owed, and multiple losses in a single year that exceed our ability to reinstate reinsurance contracts.

These events have in the past and could in the future negatively affect the economy in general, and the housing and home services markets in particular. A significant increase in insurance claims by consumers who purchased their policy through EIG, whether as a result of these events or otherwise, could cause the affected carriers to terminate their relationship with us or decrease our commission rates.

These events and trends could also result in decreased marketing and advertising expenditures by service providers or cash flow problems for service providers that could affect their ability to pay us subscription fees, their ability to purchase leads from us and the success of any revenue sharing arrangements with them or could result in service providers decreasing and/or delaying subscription fees paid for our platform or being more likely to default on incurred fees, which would result in decreased revenue.

Any of these events that could negatively affect the home industries we serve and could adversely affect our business, financial condition and results of operations.

Conditions in the real estate market generally impact the demand for a portion of our products and services.

Demand for a portion of our products and services generally decrease as the number of real estate transactions decrease. The real estate market is seasonal, cyclical and affected by significant conditions beyond the Company’s control. The number of real estate transactions in which certain of the Company’s products and services are purchased have been, and may continue to be impacted by the following situations, among others:

●	high, volatile or rising mortgage interest rates;
●	availability of credit, including commercial and residential mortgage funding;
●	real estate affordability, housing supply rates, home building rates, housing foreclosures rates, multi-family housing fundamentals, and the pace of home price appreciation or the lack of it;

●	slow economic growth or recessionary conditions and other macroeconomic conditions, which may be impacted by national or global events (such as the COVID-19 pandemic);
●	local, state and federal government intervention in the financial markets;
●	increased unemployment or declining or stagnant wages;
●	changes in household debt levels and disposable income;
●	changing trends in consumer spending;
●	fewer homebuyers electing to get a home inspection; and
●	changing expectations for inflation and deflation.

Any adverse impact on a macro level to the real estate market generally could have an adverse impact on our business, results of operations and financial condition.

Our success will depend, in part, on our ability to maintain and/or enhance our existing brands, and the brands of our recently acquired companies.

We believe that our success depends, in substantial part, on our continued ability to maintain and enhance our established brands, as well as building awareness and consumer loyalty with respect to our new, emerging and recently acquired brands. Events that could negatively impact our brands and brand-building efforts include service quality concerns, service provider quality concerns, consumer and service provider complaints and lawsuits, advertising or marketing that is ineffective or that is perceived as excessive or untimely, inappropriate and/or unlawful acts perpetrated by service providers, actions or proceedings commenced by governmental or regulatory authorities, data protection and security breaches, and negative publicity related to the foregoing. Any factors that negatively impact our brands could adversely affect our business, financial condition, and results of operations.

In addition, trust in the integrity and objective, unbiased nature of the service provider options we present to consumers as well as any ratings, reviews and information with respect to service provider qualification and experience found across our various brands contributes significantly to public perception of these brands and their ability to attract consumers and service providers. If the options available to consumers or consumer reviews are perceived as not authentic in general, the reputation and strength of the relevant brands could be materially and adversely affected. Additionally, our service marketplace platform aggregates service provider reviews from third-party platforms. If these third-party platform reviews are inaccurate or misleading, consumers may lose confidence in the reliability of the ratings displayed on our site, which could in turn negatively impact our brand and reputation, and we may be subject to claims of misrepresentation.

We face risks related to the number of service providers available to consumers on our platform.

The usefulness of our platform to consumers is based in part on the number of service providers available on our platform for each type of service trade or service area we offer. There can be no assurances that our ability to attract and retain service providers to our platform will be commensurate with consumer demand for the services of such service providers. Supply of service providers may be affected by, among other things, the size of the workforce in a given trade or service area and barriers to entry in a given market (such as licensure requirements). Additionally, our competitors may enter into arrangements with service providers that prevent them from offering their services on our platform. If for these or any other reasons we are unable to attract and retain enough service providers to our platform to meet consumer demand, we may be required to increase payments to service providers in order to perform services for our consumers or our consumer experience may suffer, each of which could adversely affect our business, financial condition and results of operations.

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

If personal, confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate, and our reputation could be harmed.

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

We may be attacked by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials, ransomware attempts, and other similar malicious activities. The incidence of events of this nature is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, have invested and continue to invest in these efforts and related personnel and training, and deploy data minimization strategies where appropriate, our efforts may not be successful. These efforts, which include developing and maintaining the systems of recently acquired companies, are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures are becoming more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant events of this nature in the future. Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, and may subject us to investigations by regulatory authorities, fines, claims for breach of contract or indemnity by third parties and/or litigation that could result in liability to third parties. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties could have a similar effect. Our business model relies in large part on selling or otherwise providing certain consumer personal information to third parties. These third parties may be subject to similar cyberattacks and there can be no assurance that such third parties have adequate cybersecurity infrastructure to prevent breaches of the personal data sold to them by us.

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

As consumers increasingly access products and services through mobile and other digital devices, we will need to continue to devote significant time and resources to develop new applications and functionalities to ensure that our products and services are accessible across these platforms. If we do not keep pace with evolving online, market and industry trends, including the introduction of new and enhanced digital devices and changes in the preferences and needs of consumers and service providers generally, offer new and/or enhanced products and services in response to such trends that resonate with consumers and service providers, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

In addition, the success of future mobile and other digital products and services depends on their interoperability with various third-party operating systems, technology, infrastructure and standards, including rapidly evolving mobile data privacy standards, over which we have no control. Any changes to any of these things that compromise the quality or functionality of our mobile and other digital products and services could adversely affect their usage levels and/or our ability to attract consumers and service providers, which could adversely affect our business, financial condition and results of operations.

Our ability to communicate with home services companies, consumers and service providers via telephone, text (SMS) messaging, email, direct mail or other sufficient means is critical to our success.

Our primary means of facilitating contact among us, home services companies, consumers and service providers is the use of telephone calls, text (SMS) messages and email, for which we predominantly rely on one carrier. We also communicate with these parties through direct mail messages. Through these channels, we provide consumers with service request updates and service providers with updates regarding consumer matches, jobs they take, subscriptions and memberships, as well as present or suggest new products and services (among other things) and market our products and services in a cost-effective manner to home services companies, consumers and service providers. As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of certain channels such as telephone, email or direct mail has declined, particularly among younger consumers, and we expect this trend to continue. In addition, regulatory, deliverability and other restrictions could limit or prevent our ability to these channels to communicate with home services companies, consumers and service providers. Furthermore, third-party operators of the channels we use to communicate with these groups may face pressure from regulators to give end users the ability to block, mute or otherwise disfavor certain types of marketing communications via such channels. We cannot assure you that any alternative means of communication will be as effective as our current messaging channels have been. A continued and significant erosion in our ability to communicate with these groups for any reason could adversely impact the overall user experience, consumer and service provider engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations.

The nature of our platform is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income and reputation.

We manage a complex platform of solutions that consists of our software and services for companies and products for consumers. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other Porch products, as well as products and services of third-party service providers. Due to this complexity and the development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.

We rely on our proprietary systems, technology and infrastructure to perform well on a consistent basis. We also rely on third-party data center service providers and cloud-based, hosted web service providers, as well as third-party computer systems and a variety of communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain payment and other transactions with users. We have no control over any of these third parties or their operations. In the past, we have experienced rare but occasional interruptions that make some or all of our or our third-party framework and related information unavailable or that prevent us from providing products and services, and we may experience such interruptions in the future.

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

We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer and service provider experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services and keep up with changes in technology and user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.

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

Our business has been adversely affected by the outbreak of COVID-19, which has been declared a pandemic by the World Health Organization. To date, measures taken by governments designed to curb the spread of the disease, such as social distancing, government imposed quarantines and lockdowns, travel bans and other public health safety measures, have resulted in significant social disruption and have had and are likely to continue to have an adverse effect on economic conditions generally, as well as on consumer confidence and spending, all of which could have an adverse effect on our businesses, financial condition and results of operations. Our ability to conduct ordinary course business activities while government-imposed measures remain in place has been and may continue to be impaired for an indefinite period of time.

In addition, we have taken several precautions that could adversely impact employee productivity, such as requiring employees to work remotely. While we have experienced few disruptions with respect to the transition to remote work, we can give no assurance that productivity and efficiency will remain at pre-pandemic levels, particularly as we offer long-term remote work arrangements. Also, remote work arrangement may involve increased operational risks, such as making compliance and enforcement of information security requirements more difficult, as well as increased risks of “phishing,” other cybersecurity attacks or the unauthorized dissemination of personally identifiable information or proprietary and confidential information. Moreover, we may also experience business disruption if the ordinary course operations of our contractors, vendors or business partners are adversely affected. Any of these measures or impairments could adversely affect our business, financial condition and results of operations.

The extent to which developments related to the COVID-19 outbreak and measures designed to curb its spread continue to impact our business, financial condition and results of operations will depend on future developments, all of which are highly uncertain and many of which are beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on travel, non-essential services (including those provided by certain of our service providers) and other activities, and public reactions to these developments. The longer the global outbreak and measures designed to curb the spread of the virus continue to adversely affect levels of consumer confidence, discretionary spending and the willingness of consumers to interact with other consumers, vendors and service providers face-to-face (and in turn, adversely affect demand for home services provided by our service providers and our products and services generally), the greater the adverse effect is likely to be on our business, financial condition and results of operations and the more limited our ability will be to try and make up for delayed or lost revenues. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Relating to Personnel and Service Providers

We face risks associated with our independent contractors.

We have personnel that we classify as independent contractors for U.S. federal, state and international employment law purposes in certain positions in our business. We are not in a position to directly provide the same direction, motivation and oversight to these independent contractors as we would if such personnel were our own employees. As a result, these independent contractors may not comply with applicable law or our policies and procedures, including, but not limited to, our information security policies, or reflect our culture or values. If these independent contractors violate applicable law or of our policies and procedures in dealing with home services companies, consumers, service providers or other third parties or failure to meet our standards or reflect our culture could adversely affect our business, financial condition and results of operations. In addition, a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent contractors.

We are subject to the Internal Revenue Service regulations and state laws regarding independent contractor classification in the United States, which are subject to changes in judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable. Furthermore, the legal landscape with respect to the classification of gig economy independent contractors, such as our service providers, is subject to intense public scrutiny. If legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including by paying additional compensation and taxes and/or reimbursing expenses, or abandon certain types of services we provide that are performed by independent contractors. In addition, if we are determined to have misclassified such personnel as independent contractors, we would incur additional exposure under federal and state law, including workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in significant costs to us, could impair our financial condition and our ability to conduct our business and could damage our reputation and our ability to attract and retain other personnel.

As of January 2022, we have over 700 individual independent contractors located in Mexico, Costa Rica, India, Spain and Canada. As a result, we are subject to certain additional risks related to independent contractors in foreign jurisdictions, including risks related to misclassification of such independent contractors under local law, compliance with other applicable local labor laws, resistance of commercial partners to off-shoring of customer service functions and related consumer data, fluctuations in foreign currencies, changes in the economic strength of Mexico, Costa Rica, India and Canada, difficulties in enforcing contractual obligations and intellectual property rights, economic sanctions and social, political and economic instability. In particular, the Mexican Congress of the Union has recently considered a bill which would impose additional restrictions on independent contracting practices, which could make it more expensive or difficult to retain the services of independent contractors in Mexico.

In addition, many U.S.-based companies are seeking to hire talented information technology personnel and other skilled personnel located in other jurisdictions, leading to additional competition for the services of independent contractors in the jurisdictions in which we retain independent contractors.

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

Risks Relating to Financial Reporting and Results of Operations

If we identify material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the audit of our financial statements for the year ended December 31, 2021, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses in our internal control over financial reporting which existed as of December 31, 2021 related to (a) the design and implementation of information technology general controls in the areas of user access and program change-management for systems, and related process-level automated controls, supporting the Company’s internal control processes; (b) the identification, design, implementation, and retention of evidence of control activities, including controls over the completeness and accuracy of information produced by the entity that is used in the operation of its control activities; and, (c) the quantity of personnel across the organization to design and operate internal controls commensurate with the nature, growth, and complexity of our business.

Our planned remediation efforts related to the above identified material weaknesses include:

●	consolidation of relevant financial systems across our internal control framework;
●	investments to upgrade or replace existing systems which do not have the appropriate infrastructure to meet the requirements of our internal control framework;
●	expanding the available resources at the Company with experience designing and implementing control activities, including information technology general controls and automated controls, through hiring and use of third-party consultants and specialists;
●	recruiting and hiring additional personnel with the appropriate skills and experience to operate the internal controls required by the nature, pace, and complexity of our business.
●	perform on going trainings with control performers to improve documentation that supports effective control activities, including evidence over the completeness and accuracy of information produced by the entity.

In connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2019 and 2020, a material weakness was identified in our internal control over financial reporting. For years ended December 31, 2019 and 2020, the material weakness was due to our lack of sufficient, qualified personnel to prepare and review complex technical accounting issues and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines to support the current size and complexity (e.g., acquisitions, divestitures and financings) of the Company. To remediate this material weakness, we hired a new Chief Financial Officer, Controller and other financial personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources. In connection with the restatement of our financial statements for year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting, solely related to our accounting for the Private Warrants.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that we will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If our efforts to remediate the material weakness fail, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our common stock. In addition, the material weaknesses and our failure to remediate them could result in litigation or regulatory actions by the SEC or other regulatory authorities or other disputes involving federal and state securities laws, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

●	economic trends related to high growth software companies, companies not yet profitable, home-related companies, companies that went public through a special purpose acquisition company (SPAC) transaction, the home services and insurance industries, and general economic, industry and market conditions;
●	seasonality;
●	the extent to which home services companies, service providers and consumers employ our platform;
●	the extent to which new home services companies, consumers, service providers, and commercial partners are attracted to our solutions to satisfy their (and in the case of home services companies and commercial partners, their customers’) needs;
●	the timing, commitment levels, and revenue share rates at which we enter into agreement for our solutions with home services companies and service providers, along with their
●	ongoing capacity and fulfillment performance to handle volume and the effectiveness of our marketing and affiliate channels to drive volume to our network;
●	the volume of consumer referrals that home services companies and commercial partners send to us, and the addition or loss of large home services companies or commercial partners, including through acquisitions or consolidations;
●	the mix of home services companies and commercial partners across small, mid-sized and large organizations;
●	changes in our pricing policies or those of our competitors;
●	volatility in commissions from our insurance business;
●	severe weather events, extensive wildfires and other catastrophes, including the effects of climate change and global pandemics;
●	volatility in claims from our insurance business;
●	widespread claim costs associated with P&C claims;
●	losses resulting from actual policy experience that is adverse to assumptions made in product pricing;
●	losses resulting from a decline in the value of our invested assets;
●	declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties with whom we transact business or to whom we have credit exposure, including reinsurers, and declines in the value of investments;
●	the financial health of our home services companies, consumers, service providers, and commercial partners;
●	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
●	the timing and success of new solutions introduced by us;
●	the timing and success of current and new products and services introduced by our competitors;
●	other changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	our ability to manage our existing business and future growth, including increases in the number of customers on our platform and new geographic regions; and
●	various other factors, including those related to significant disruptions in our systems and platform infrastructure risks related to independent contractors, and privacy and data security breaches, each of which is described elsewhere in this “Risk Factors” section.

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

Our businesses are seasonal, and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, our revenues have been strongest in the second and third fiscal quarters due to peak real estate transaction activity occurring during the summer months. The first and fourth fiscal quarters are generally weakest, due to lower real estate transaction activity during the winter months. As a result, our operating results for any given quarterly period are not necessarily indicative of operating results for an entire year. In addition, we are rapidly evolving our partnerships and capabilities, which makes comparisons to previous seasons difficult.

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

We have experienced net losses in each year since our inception. We incurred operating losses of $83.4 million, $42.2 million and $88.1 million in the years ended December 31, 2021, 2020 and 2019, respectively, and as of December 31, 2021, we had an accumulated deficit of $424.1 million. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability, and even if we do, we may not be able to maintain or increase profitability. While we are undertaking efforts that we believe will increase our revenue, these efforts may not be sufficiently successful in order to offset these expenses. Many of our efforts to generate additional revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. Our recent growth in revenue and number of home services companies, consumers, service providers and commercial partners may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this “Risk Factors” section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

We have incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We will be required to expand our employee base to support our operations as a public company which will increase our operating costs in future periods.

Compliance with public company requirements will increase costs and make certain activities more time-consuming generally, and as we acquire new companies, in particular. A number of those requirements will require us to carry out activities we, or an acquired company, have not done previously. For example, we have adopted and will continue to adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

As of December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $360.3 million and $209.4 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2019 will begin to expire in 2032, and the state net operating loss carryforward amounts will begin to expire in 2022. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We may have experienced ownership changes because of shifts in our stock ownership or may experience them in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Relating to Our Insurance Business

We face a variety of risks through our expansion into the insurance business.

In 2020, we expanded our lines of business to include home, auto, flood and umbrella insurance through the formation and licensure of EIG, our wholly owned licensed insurance agency. In addition, we expanded our insurance operations through the acquisition of HOA, which resulted in us becoming a full service insurance carrier operating in 15 states exposing us to the additional risks of underwriting and of handling and managing insurance claims. Other risks of our entry into the insurance business include, without limitation, difficulties integrating the new insurance business with our ongoing operations, potential diversion of management’s time and other resources from our previously-established lines of business, the need for additional capital and other resources to expand into this new line of business, and inefficient integration of operational and management systems and controls.

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

Furthermore, due to our acquisition of HOA, and if EIG were to become an insurance carrier, we will bear the cost of paying insured claims. As a result, the likelihood of being significantly affected by the risks inherent to the insurance industry, and the magnitude of such risks, would be greatly increased. Although we would follow the industry practice of transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk or securing excess of loss reinsurance coverage, we may not be able to successfully mitigate our risk through such reinsurance arrangements. Although reinsurance would make the reinsurer liable to us to the extent the risk is transferred to the reinsurer or we have coverage under an excess of loss reinsurance arrangement, it will not relieve us of our liability to our policyholders. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations. In addition, reinsurance may not be available for an acceptable cost or at all. Failure to successfully mitigate an acceptable portion of our risk could materially and adversely affect our ability to write insurance business and harm our business. If our actual losses from insured claims were to exceed our loss reserves, our business, financial condition and results of operations would be adversely affected.

HOA is highly dependent on maintaining successful relationships with third-party independent agencies. Negative changes in such relationships could adversely affect HOA’s insurance business, including, but not limited to, reduced sales, the loss of existing policies, the need to lower prices, or the need to pay higher commissions. In addition, such agencies act as agents of HOA. Any misconduct on the part of such agents could have an adverse impact on our business, financial conditions, reputation and results of operations.

Furthermore, HOA business represents a significant expansion of Porch’s revenue from insurance sales and may have the effect of heightening many of the risks and uncertainties described above and below with respect to our insurance business.

On September 2, 2021, we entered into a Stock Purchase Agreement with Covéa Cooperations S.A. for the acquisition of GMF Financial Services Corporation (“GMF”) which owns all of the issued and outstanding stock of Civil Service Employees Insurance Company, CSE Safeguard Insurance Company, CSE Insurance Services, Inc. and CSE Group Services Company (collectively and, together with GMF, “CSE”) CSE, a California-based personal lines insurer focused on property and auto insurance. Subject to the terms and conditions set forth in the agreement, at the closing of the transactions contemplated thereby, we will pay $48.6 million in cash for all of the shares of GMFCSE, subject to certain adjustments. The closing of the acquisition is subject to customary conditions, including, among others, the absence of a material adverse effect on CSE and the receipt of specified governmental consents and approvals. CSE is a California-based personal lines insurer focused on property and auto insurance.

If the acquisition of CSE closes, we will have additional exposure to risks associated with the insurance business. The acquisition of CSE will expand the geographies in which we have exposure to the property insurance business, particularly in California, an area that is subject to severe weather events, including wildfires and flooding. While we intend to manage our risk via reinsurance, there can be no guarantee this will adequately reduce our exposure to losses, including, but not limited to, the inability to negotiate reinsurance contracts at renewal at acceptable terms or at all, large catastrophes that exceed our aggregate reinsurance coverage limits, the inability or unwillingness of counterparties to pay us reinsurance receivables we believe we are owed, and multiple losses in a single year that could exceed our ability to reinstate reinsurance contracts. Additionally, the automobile insurance business can be highly competitive, competing through product coverage, reputation, financial strength, advertising, price, customer service and distribution, and, except for regulatory considerations, there are relatively few barriers to entry. Moreover, expansion of our product offerings will result in increases in costs and expenses.

In addition, the acquisition of CSE is subject to a number of closing conditions, including receipt of approval from the California Department of Insurance. There can be no assurance that we will be able to obtain the required approvals, in a timely manner or at all. If we are able to complete the acquisition, there can be no assurance that we will be successful in realizing the benefits of the acquisition that we anticipate, and the pendency of the acquisition, as well as the integration of CSE after closing, could result in significant management distraction and disruption of our business.

Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

As a result of our recently completed AHP acquisition, we now offer whole home warranty policies through our AHP subsidiary. The financial performance of our home warranty business line may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. Such increase in operating expenses, including contract claims costs, could have a material adverse impact on our consolidated business, financial position, results of operations and cash flows.

Prices for raw materials, such as steel and fuel, are subject to market volatility. We cannot predict the extent to which our home warranty business line may experience future increases in costs of refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our consolidated business, financial position, results of operations and cash flows.

Our insurance businesses are dependent in part or wholly on commissions, from insurance carriers or reinsurers and depend on our relationships with insurance providers with no long-term contractual commitments. If insurance providers stop working with us or pay us lower amounts for new customers, or if we are unable to establish and maintain new relationships with other insurance providers, our insurance businesses could be materially affected, which in turn could impact our business, results of operations and financial condition.

A substantial majority of the revenue of EIG is currently derived from selling insurance policies to consumers as the insurance agency and then receiving commissions from the insurance carriers. As we grow our insurance business, including through the HOA acquisition, other potential acquisitions in the insurance space and potential expansion from an insurance agency to a managed general agency or insurance carrier, we expect to derive a greater percentage of our insurance revenue from insurance policies and reinsurance policies. Our agreements with insurance carriers are short-term agreements, and many of the insurance carriers can end their business with us at any time with no notice. We expect any future agreements with reinsurers will typically have annual terms. As a result, we cannot guarantee that insurance carriers or reinsurers will continue to work with us, or, if they do, we cannot guarantee the commissions they will pay in the first year of the policy as well as each additional year. The commissions we earn are based on premiums and commission rates set by the carriers, and any decreases in these premiums or commission rates, including as a result of adverse trends in the insurance industry, would decrease our revenue. In addition, we may not be able to attract new insurance carriers or reinsurers to our services or increase the amount of revenue we earn from our insurance business over time. The insurance business is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

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

As industry practices, economic, legal, judicial, social, and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our insurance businesses by either extending coverage beyond the underwriting intent or by increasing the number and size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

●	Judicial expansion of policy coverage and the impact of new theories of liability;
●	Plaintiffs targeting property and casualty (“P&C”) insurers in class action litigation relating to claims-handling and other practices;
●	Medical developments linking health issues to particular cases, resulting in liability claims; and
●	Claims related to unanticipated consequences of current or new technologies, including cyber-security related risks and claims relating to potentially changing climate conditions.

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

Though our insurance businesses historically evaluated and paid claims timely and in accordance with its policies and statutory obligations, they must continue to manage costs and close claims expeditiously. Many factors affect the ability to evaluate and pay claims accurately and timely, including training and experience of claims staff, claims department’ s culture and the effectiveness of management, the ability to develop or select and implement appropriate procedures and systems to support claims functions and other factors. The failure to accurately and timely pay claims could lead to regulatory and administrative actions or material litigation, undermine our insurance businesses’ reputation in the marketplace and materially and adversely affect their businesses, financial conditions and results of operations.

If our insurance businesses are unable to hire, train and retain claims staff, their claims departments may be required to handle an increasing workload, which could adversely affect the quality of their claims administration, and could materially and adversely impact our business.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on results of our operations and financial condition.

Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. HOA obtains reinsurance to help manage its exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our insurance subsidiaries to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits specified in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.

We may change the structure of our reinsurance arrangement in the future, which may impact our overall risk profile and financial and capital condition.

We may be unable to negotiate new reinsurance contracts to provide continuous coverage or negotiate reinsurance on the same terms and rates as are currently available, as such availability depends in part on factors outside of our control. A new contract may cost more, or may not provide sufficient reinsurance protection. Market forces and external factors, such as significant losses from hurricanes or terrorist attacks or an increase in capital requirements, impact the availability and cost of the reinsurance we purchase. If we were unable to maintain our current level of reinsurance, extend our reinsurance contracts or purchase new reinsurance protection in amounts that we consider sufficient at current or acceptable prices, we would have to either accept an increase in our exposure, reduce our insurance writings or develop or seek other alternatives.

The unavailability of acceptable reinsurance protection would have an adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If we are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon our business volume and profitability. Alternatively, we could elect to pay higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon our profitability until policy premium rates could be raised, in most cases subject to approval by state regulators, which could cause long delays to offset this additional cost.

Failure to maintain our insurance carriers’ risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business.

We must have sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct our business. The National Association of Insurance Commissioners has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurers, including property-casualty insurers, that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Moreover, as a new entrant to the insurance industry, we may face additional capital requirements compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct its business.

Our insurance businesses’ loss reserves may be inadequate to cover actual losses.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. There is no precise method for evaluating the impact of variances in estimates. If the actual amount of insured losses is greater than the amount reserved for these losses, our insurance businesses’ profitability could suffer.

The performance of our insurance businesses’ investment portfolios is subject to a variety of investment risks.

The results of operations of our insurance businesses depend, in part, on the performance of their investment portfolios. Our insurance businesses seek to hold a high-quality portfolio managed by a provider investment advisory firm in accordance with its investment policy and routinely reviewed by the internal management team. Investments, however, are subject to general economic conditions and market risks as well as risks inherent to particular securities.

The values of our insurance businesses’ investment portfolios are subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of an issuer’s payments on such investments. Downgrades in the credit ratings of fixed income securities could also have a significant negative effect on the market valuation of such securities.

Such factors could reduce our insurance businesses’ net investment incomes and result in realized investment losses, as well as negatively impact its statutory capital. Our insurance businesses’ investment portfolios are subject to increased valuation uncertainties when investment markets are illiquid, thereby increasing the risk that the estimated fair value (i.e. carrying amount) of the securities our insurance businesses hold in their portfolio does not reflect prices at which accrual transactions would occur.

Risks for all types of securities are managed through the application of our insurance businesses’ investment policies, which establish investment parameters that include maximum percentages of investment in certain types of securities and minimum levels of credit quality, which they believe are within applicable guidelines established by the National Association of Insurance Commissioners. In addition, our insurance businesses seek to employ investment strategies that are not correlated with its insurance and reinsurance exposures, however, losses in their investment portfolios may occur at the same time as underwriting losses.

Our insurances businesses could be forced to sell investments to meet liquidity requirements.

Our insurance businesses invest premiums until they are needed to pay policyholder claims. Consequently, our insurance businesses seek to manage the duration of their investment portfolios based on the duration of their losses and loss adjustment expenses payment cycles in order to ensure sufficient liquidity and to avoid having to unexpectedly liquidate investments to fund claims. In addition, unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Our insurance businesses may not be able to sell their investments at favorable prices or at all. Sales of invested assets could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities.

Our results of operations and financial condition may be adversely affected due to limitations in the analytical models used to assess and predict our exposure to catastrophic losses.

Models developed internally and by third-party vendors are used along with our own historical data in assessing property insurance exposure to catastrophic losses. These models assume various conditions and probability scenarios; however, they do not necessarily accurately predict future losses or measure losses currently incurred. Further, the accuracy of such models may be negatively impacted by changing climate conditions. Catastrophe models use historical information and scientific research about natural events, such as hurricanes and earthquakes, as well as detailed information about our in-force business. This information is used in connection with pricing and risk management activities. However, since actual catastrophic events vary considerably, there are limitations with respect to its usefulness in predicting losses in any reporting period. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models.

Our business may also be adversely affected by downturns in the home, auto, flood and umbrella insurance industries.

Through our wholly owned subsidiary and licensed insurance agency EIG, we primarily serve customers in the homeowners’ insurance market. We also sell auto, flood and umbrella insurance and we expect sales in those markets to increase in the future. Decreases in consumer demand in the home and automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers we provide insurance quotes and corresponding sales. For example, negative trends in the real estate industry, such as decreases rental payments and increases in home values have the potential to adversely affect home purchases and to decrease the demand for homeowners, flood and umbrella insurance. In addition, consumer purchases of homes and new and used automobiles generally decline during recessionary periods and other periods in which income is adversely affected and may be affected by negative trends in the broader economy, including the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

Insurance commission revenue recognition and changes within our insurance business may create a fluctuation of our business results and expose us to additional risks.

Current accounting standards allow an insurance agency like EIG to recognize the full lifetime value of each insurance sale up front, because EIG does not service the customer or have any other responsibilities after the initial sale. EIG then collects the ongoing commission payments from the insurance carriers on an ongoing basis each year so long as the customer does not cancel the insurance. In the future, EIG may begin to provide ongoing services to the policyholder or customer in order to receive higher commission amounts and a higher overall lifetime value. We would expect any such change to result in a shift in revenue recognition from the first year to ongoing years, which could increase long-term growth rates but negatively impact our short term results.

Risks Relating to Compliance with Laws and Regulations, and Litigation

Our insurance businesses are subject to state governmental regulation, which could limit the growth of our insurance businesses and impose additional costs on us.

Our insurance businesses maintain licenses with a number of individual state departments of insurance. Our insurance businesses are subject to state governmental regulation and supervision. In addition, our acquisition of CSE is contingent upon state governmental approval. This state governmental supervision could limit the growth of our insurance business by delaying or preventing the acquisition of CSE, increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide them, subjecting us to the possibility of regulatory actions or proceedings. If we are unable to comply with such regulations, we may be precluded or temporarily suspended from carrying on some or all of the activities of our insurance businesses or otherwise be fined or penalized in a given jurisdiction. Additionally, actual or perceived failure to comply with such state regulation may give rise to a right to terminate under arrangements with the insurance providers. Our continued ability to maintain our insurance licenses in the jurisdictions in which we are licensed or to expand to new operations or new jurisdictions depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance companies and agencies, any of which could result in the expenditure of significant management time or financial resources.

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

Certain of our business customers (namely, including loan officers, mortgage companies, financial institutions and other companies’ business customers that may be involved in the home purchase, mortgage and settlement process) are or may be, and in some cases we are or may be, subject to, and/or we facilitate compliance with, a variety of federal, state, and local laws, including those related to consumer protection and financial services.

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

In particular, certain laws, regulations, and rules our customers are subject to, and with which may or do facilitate compliance, directly or indirectly, include:

●	the Truth in Lending Act, or TILA, and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, and require creditors to comply with certain lending practice restrictions as well as the TILA-RESPA Integrated Disclosure rule, or TRID, which imposes specific requirements around the collection of information, charging of fees, and disclosure of specific loan terms and costs upon receipt of an application for credit;
●	the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which, among other matters, prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than for services actually provided; for affiliated business relationships, prohibits receiving anything other than a legitimate return on ownership, requiring use of an affiliate, and failing to provide a disclosure of the affiliate relationship;
●	the Equal Credit Opportunity Act, or ECOA, and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
●	the Fair Credit Reporting Act, or FCRA, and Regulation V promulgated thereunder, which impose certain obligations on consumer reporting agencies, users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using

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

The processing, storage, use and disclosure of personal data is subject to a variety of federal and state laws and regulations and could give rise to liabilities and increased costs.

We receive, process, store and transmit a significant amount of personally confidential or sensitive personal information about consumers that use our products and services. In addition, we accept payments (including recurring payments) from home services companies, consumers and service providers. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal and state laws and regulations and evolving industry standards and practices. These laws, regulations, standards and practices are continually evolving, and in some cases, may subject us to inconsistent and conflicting obligations and may be subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.

Moreover, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various state legislatures (including those in Illinois, New York, Virginia and Washington). Other U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA became effective January 1, 2020, with penalties becoming enforceable under the CCPA on July 1, 2020. The CCPA imposes strict requirements and restrictions on the use of personal information with respect to California consumers, including mandating that companies provide consumers with information with respect to personal information being collected about them and how it is being used upon request, as well granting consumers significant control over the use of their personal information (including the right to have such information deleted and the right to object to the “sale” (as defined in the CCPA) of such information) and mandating new operational requirements for businesses (primarily providing consumers with enhanced privacy-related disclosures). The CCPA imposes strict requirements on the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations, such as retargeting users with advertisements online, which could adversely affect our business, financial condition and results of operations. The CCPA also provides consumers with a private right of action for security breaches, as well as statutory damages of up to $750 per violation, with the California Attorney General maintaining authority to enforce the CCPA and seek civil penalties for intentional violations of the CCPA of up to $7,500 per violation. In addition, California voters approved a ballot initiative related to consumer data privacy in November 2020 that could further restrict the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations and/or impose additional operational requirements on our businesses, which could adversely affect our business, financial condition and results of operations. Lastly, the FTC has also increased its focus on privacy and data security practices, as evidenced by the first-of-its-kind, $5.0 billion dollar fine against a social media platform for privacy violations in July 2019.

While we continue to invest heavily in compliance efforts with respect to applicable privacy and data protection policies, law and regulation and industry standards and practices, we could still be subject to claims of non-compliance that we may not be able to successfully defend, and/or to significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us or any third party we engage to store or process information, or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation (including consumer class actions), claims for breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations. Additionally, to the extent multiple U.S. state-level laws are introduced with inconsistent or conflicting standards and there is no federal preemption of such laws, compliance could be even more difficult to achieve and our potential exposure to the risks discussed above could increase.

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

We conduct marketing activities, directly and indirectly, via telephone, text (SMS) messages, email, direct mail and/or through other online and offline marketing channels. Such general marketing activities are governed by numerous federal and state regulations, including the Telemarketing Sales Rule (“TSR”), the TCPA, state and federal Do-Not-Call regulations and other state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the FTC Act and its accompanying regulations and guidelines, among others. In addition to being subject to action by regulatory agencies, some of these laws, like the TCPA, allow private individuals to bring litigation against companies for breach of these laws. We are also dependent on our third-party partners to comply with applicable laws. Any lawsuit or action by a regulatory agency for an actual or alleged violation of applicable law or regulation by us or our third-party partners may have an adverse effect on our business, results of operations and financial condition.

Litigation and regulatory actions could distract management, increase our expenses or subject us to material monetary damages and other remedies.

We are subject to various legal proceedings and claims that have arisen out of the conduct of our business and are not yet resolved, including claims alleging violations of the automated calling and/or Do Not Call restrictions of the TCPA, claims alleging breach of contract and putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. In the future, we may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement, as well as regulatory investigations or civil and criminal enforcement actions that might necessitate changes to our business or operations. Regardless of whether any claims, investigations or actions against us have merit, or whether we are ultimately held liable or subject to payment of damages or penalties, claims, investigations and enforcement actions may be expensive to defend or comply with, and may divert management’s time away from our operations. If any legal proceeding, regulatory investigation or regulatory enforcement action were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation, regulatory enforcement actions or regulatory investigations may also materially and adversely affect our reputation, which in turn could adversely affect our business, financial condition and results of operations. See “Item 3. Legal Proceedings” for additional information with respect to material litigation and other proceedings to which we are party.

Our moving services business is subject to state regulations and certain state regulatory structures do not address our business model for moving services. Compliance with required licensure and other regulatory requirements could be costly and any inability to comply could harm our business.

Our moving services business is subject to licensure and bonding requirements that various states impose in connection with the performance of certain services and trades. Additionally, in some jurisdictions, the existing regulatory structures do not contemplate our hybrid business model of marketplace (where consumers search for providers on our platform and book moving services themselves) and managed services (where we manage moving services on consumers’ behalf). Furthermore, interest groups in certain jurisdictions have lobbied and may in the future lobby for regulations that make our hybrid model more difficult or impossible to maintain in those jurisdictions. Any future changes to (or judicial or regulatory interpretations of) these regulations, whether due to lobbying efforts or otherwise, could impose significant compliance costs. Any failure to obtain or maintain required licensure and otherwise comply with applicable regulations in relevant jurisdictions could inhibit or prohibit our ability to operate our moving services business in those jurisdictions. Additionally, we may be deemed, correctly or incorrectly, a contractor with respect to our service providers, which may subject us to licensure and/or bonding requirements and may subject us to penalties for past operations. Any of the foregoing could have a negative impact on our business, financial condition and results of operations.

Our primary operating subsidiary may not be qualified to do business in all jurisdictions in which we have sufficient nexus of operations to require qualification.

While we offer products and services to home services companies, service providers and consumers in all 50 states, Porch.com, Inc., our primary operating subsidiary, is qualified to do business only in Washington, Texas and Delaware. Failure by us or any of our subsidiaries to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to penalties and the obligation to pay taxes for prior periods, and could result in our inability to enforce contracts in such jurisdictions. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Acquisition Strategy

We may experience risks related to acquisitions.

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

On April 5, 2021, the Company completed its acquisition of HOA, a leading property and casualty insurance company focused on products in the residential homeowner space. HOA is a large and complex company that added significantly to the size and scale of our operations. In addition, as discussed under “— Risks Relating to Our Insurance Business,” HOA provides us with the opportunity to further expand our insurance business. The HOA acquisition is the largest acquisition in our history (as measured by purchase price). We may have failed to identify all the risks to which the HOA acquisition may expose us or the effects it may have on the long-term value of our combined company, including any risks related to HOA or HOA’s compliance with, among other, laws and regulations, contractual obligations and leases. Although we expect the HOA acquisition to result in a significant amount of synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect, or at all. We continue to assess synergies that we may realize as a combined company, which will depend on a number of factors.

The success of any acquisition, including the HOA acquisition, depends on achieving anticipated synergies, benefits and cost savings, and further depends, in part, on our ability to successfully combine and integrate our current operations with the acquired company’s business. It is possible that the integration process could result in higher than expected costs, diversion of management attention, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers, vendors and employees or to achieve the anticipated benefits and cost savings of any particular acquisition. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of any acquisition may not be realized fully or at all, or may take longer to realize than expected. Management continues to refine its integration plan. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period. Any of the foregoing may have a material and adverse effect on our business, results of operations and financial condition.

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

Risks Relating to our Convertible Notes due 2026 (the “2026 Notes”) and Indebtedness

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

The conversion of some or all of our 2026 Notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. However, in connection with the pricing of the 2026 Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions are expected generally to reduce (but not eliminate) potential dilution to our common stock upon conversion of any notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. Finally, the existence of the 2026 Notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

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

In connection with the pricing of the 2026 Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the notes. In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the notes and prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the notes, which could affect your ability to convert the notes and, to the extent the activity occurs following conversion or during any observation period related to a conversion of notes, it could affect the number of shares and value of the consideration that you will receive upon conversion of such notes. Finally, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock and the value of the notes.

Additional Risks Relating to Ownership of Company Securities

The price of the Company’s securities may change significantly, and investors could lose all or part of their investment as a result.

The trading price of the Company’s common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “— Risks Relating to Porch’s Business and Industry” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;
●	results of operations that vary from those of the Company’s competitors;
●	the duration and impact of the COVID-19 pandemic and its continued effect on the Company’s business and financial conditions;
●	changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
●	declines in the market prices of stocks generally;
●	strategic actions by the Company or its competitors;
●	announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
●	any significant change in the Company’s management;
●	changes in general economic or market conditions or trends in the Company’s industry or markets;
●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;
●	future sales of the Company’s common stock or other securities;
●	investor perceptions or the investment opportunity associated with the Company’s common stock relative to other investment alternatives;
●	the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;
●	litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;
●	guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;
●	additional dilution caused by the Company issuing additional equity, whether grants related to its Management Incentive Plan, stock provided to acquisitions as some or all of the purchase price, future fundraising events, or other issuances approved by the Company’s Board of Directors;
●	the development and sustainability of an active trading market for the Company’s common stock;
●	actions by institutional or activist stockholders;
●	changes in accounting standards, policies, guidelines, interpretations or principles; and
●	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

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

Future sales, or the perception of future sales, by the Company or its stockholders in the public market could cause the market price for the Company’s common stock to decline.

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

Lock-up agreements entered into by certain existing stockholders of the Company recently expired following the 12-month anniversary of the Company’s merger with PTAC and launch as a public company in December 2020. Shares held by such stockholders are currently eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. If such stockholders begin selling their shares or are perceived by the market as intending to sell them, the market price of the common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of common stock or other securities.

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of common stock reserved for future issuance under our equity incentive plans is 8,126,263. The compensation committee of our Board of Directors will determine the exact number of shares to be issued during 2022 and the number of shares reserved for future issuance under its equity incentive plans at its discretion. We have filed and may in the future file one or more registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

We have issued and plan to issue shares of common stock in connection with recently completed, pending or future acquisitions. Certain of the total consideration in these acquisitions is earnout consideration, which, if payable, will be in the form of shares of common stock issuable in the future. We may also issue securities in connection with investments or acquisitions in the future. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

NASDAQ may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

Currently, our common stock is publicly traded on the NASDAQ under the symbol PRCH. We cannot assure investors that our securities will continue to be listed on the NASDAQ. In order to continue listing our securities on the NASDAQ, the Company will be required to maintain certain financial, distribution and stock price levels. Generally, the Company will be required to maintain a minimum amount in stockholders’ equity (generally $2,500,000 for companies trading on the NASDAQ Capital Market) and a minimum number of holders of our securities (generally 300 public holders).

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Company’s common stock is listed on the NASDAQ, they are covered securities. Although the states are preempted from regulating the sale of its securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If the Company was no longer listed on the NASDAQ, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

Because there are no current plans to pay cash dividends on the Company’s common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

The Company intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the common stock will be at the sole discretion of the our Board of Directors. The Company’s Board of Directors may take into account general and economic conditions, the Company’s financial condition and results of operations, the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by the Company to its stockholders or by its subsidiaries to it and such other factors as the Company’s Board of Directors may deem relevant. In addition, the Company’s ability to pay dividends is limited by covenants of Porch’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness the Company incurs. As a result, investors may not receive any return on an investment in the Company’s common stock unless they sell the Company’s common stock for a price greater than that what the investor paid for it.

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

●	These provisions provide for, among other things:
●	the ability of the Company’s Board of Directors to issue one or more series of preferred stock;
●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at the Company’s annual meetings
●	certain limitations on convening special stockholder meetings
●	limiting the ability of stockholders to act by written consent; and
●	the Company’s Board of Directors have the express authority to make, alter or repeal the Company’s Amended and Restated Bylaws.

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

The Company’s Amended and Restated Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of the Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to the Company or its stockholders, (3) action asserting a claim arising pursuant to any provision of the Delaware corporate statute or the Company’s amended and restated certificate of incorporation or the Company’s Amended and Restated Bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Company’s certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Company’s Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect the Company’s business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

To support our business operations in the United States and other countries we lease real properties. Our reportable segments use these facilities for their respective business purposes, and we believe these current facilities are suitable for their respective uses and are adequate for our anticipated future needs. We do not anticipate any future problems renewing or obtaining suitable leases for us or any of our businesses.

Item 3. Legal Proceedings

TCPA Proceedings.  Porch and/or an acquired entity, GoSmith.com, are party to twelve legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of TCPA. Some of these actions allege related state law claims. The proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and is on appeal before the Ninth Circuit Court of Appeals. The remainder have been consolidated in the United States District Court for the Western District of Washington, where Porch resides. That case is stayed pending the outcome of the appeal. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs.

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

Kandela Proceeding. In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants seek to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also seek punitive damages, attorney’s fees and costs. This matter is still in the arbitration process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Certain claimants have settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims is currently scheduled for March 2022. Porch is unable to provide an estimate of the range or amount of potential loss across the remaining claims (if the outcome should be unfavorable); however, Porch has recorded an estimated accrual related to the claims underlying the aforementioned settlement. Porch intends to contest the remaining claims vigorously.

Putative Wage and Hours Class Action Proceeding. A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Legacy Porch and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs seek damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs for which, Porch has recorded an estimated accrual for a contingent loss based on information currently known. The parties recently attended mediation in an effort to resolve the matter. The mediation was successful, and a deal was reached.  The parties have executed the long form settlement agreement and are awaiting preliminary approval by the court. Once preliminary approval is obtained, notices will go out to the putative class. After the notice period, the parties will seek final approval of the settlement from the court, and thereafter the settlement will be funded and complete.

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

Holders

There were 686 stockholders of record as of March 11, 2022. This figure does not include an estimate of the indeterminate number of “street name” or beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Note 9 (Stock-Based Compensation) to the accompanying consolidated financial statements included in Item 8 of this Annual Report for additional information required.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

Between January 7, 2021 and October 27, 2021, the Company issued an aggregate amount of 2,042,652 shares of common stock of the Company to the previous owners of acquisition targets in connection with such acquisitions. These shares of common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act because the issuance of such shares of common stock did not involve a public offering.

All of the foregoing shares of Company common stock were registered under the Securities Act through the Company’s Registration Statement on Form S-1 (File No. 333-252120), which was declared effective by the SEC on July 2, 2021.

Performance Graph

The following graph depicts the total cumulative stockholder return on our common stock from January 13, 2020, the first day of trading of our common stock on the Nasdaq stock exchange, through December 31, 2021, relative to the performance of the Standard & Poor’s 500 Index “S&P 500 ” and S&P 500 Information Technology Sector Index “S&P 500 IT”. The graph assumes an initial investment of $100.00 at the close of trading on January 13, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Reserved

None.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. Unless specifically indicated otherwise, the forward-looking statements in this Annual Report do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●	expansion plans and opportunities, including recently completed acquisitions as well as future acquisitions or additional business combinations;

●costs related to being a public company;

●litigation, complaints, and/or adverse publicity;

●	the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	further expansion into the insurance industry, and the related federal and state regulatory requirements;

●privacy and data protection laws, privacy or data breaches, or the loss of data; and

●	the duration and scope of the COVID pandemic, and its continued effect on the business and financial conditions of the Company.

The risks described in this Annual Report are not exhaustive. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

Porch is a vertical software platform for the home, providing software and services to over 24,000 home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, roofers and others. Porch helps these service providers grow their business and improve their customer experience. Porch provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance and moving, and, in turn, Porch’s platform drives demand for other services from such companies as part of our value proposition. Porch has three types of customers: (1) home services companies, such as home inspectors, mortgage companies, and loan officers and title companies, for whom Porch provides software and services and who pay Porch recurring SaaS fees and increasingly provide introductions to homebuyers and homeowners; (2) consumers, such as homebuyers and homeowners, whom Porch assists with the comparison and provision of various critical home services, such as insurance, moving, security, TV/Internet, and home repair and improvement; and (3) service providers, such as insurance carriers, moving companies, security companies, title companies, mortgage companies and TV/Internet providers, who pay Porch for new customer sign-ups.

Porch has established many partnerships across a number of home-related industries to increase its service offerings for consumers. Additionally, Porch has also proven effective at selectively acquiring companies which can be efficiently integrated into Porch’s platform. In 2017, we significantly expanded our position in the home inspection industry by acquiring ISN™, a developer of ERP and CRM software for home inspectors. In November 2018, we acquired HireAHelper™, a provider of software and demand for moving companies. In 2021, we successfully completed several acquisitions, including V12, HOA, Rynoh, AHP and Floify, to enter into new verticals and increase our capabilities in offering insurance and warranty products to consumers.

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

For consumers, Porch largely relies on our unique and proprietary relationships with over 24,000 companies using Porch’s software to provide the company with end customer access and introductions. Porch then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. Porch has invested in limited direct-to-consumer marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

Key Performance Measures and Operating Metrics

In the management of our businesses, we identify, measure and evaluate a variety of operating metrics. The key performance measures and operating metrics we use in managing our businesses are set forth below. These key performance measures and operating metrics are not prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and may not be comparable to or calculated in the same way as other similarly titled measures and metrics used by other companies. The key performance measures presented have been adjusted for divested Porch businesses in 2018 through 2020.

●	Average Companies in Quarter — Porch provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance, warranty and moving. Porch’s customers include home services companies, for whom Porch provides software and services and who provide introductions to homebuyers and homeowners. Porch tracks the average number of home services companies from which it generates revenue each quarter in order to measure our ability to attract, retain and grow our relationships with home services companies. Porch management defines the average number of companies in a quarter as the straight-line average of the number of companies as of the end of period compared with the beginning of period across all of Porch’s home services verticals that (i) generate recurring revenue and (ii) generated revenue in the quarter. For new acquisitions, we determine the number of customers in their initial quarter based on the percentage of the quarter they were a part of Porch.
●	Average Revenue per Account per Month in Quarter — Management views Porch’s ability to increase revenue generated from existing customers as a key component of Porch’s growth strategy. Average Revenue per Account per Month in Quarter is defined as the average revenue per month generated across all our home services company customer accounts in a quarterly period. Average Revenue per Account per Month in Quarter is derived from all customers and total revenue; not only customers and revenues associated with Porch’s referral network.

The following table summarizes our Average Companies in Quarter and Average Revenue per Account per Month in Quarter for each of the quarterly periods indicated:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Average Companies in Quarter	13,995	17,120	20,472	24,603
Average Revenue per Account per Month in Quarter	$637	$1,000	$1,022	$699

	2020	2020	2020	2020
	Q1	Q2	Q3	Q4
Average Companies in Quarter	10,903	10,523	10,792	11,157
Average Revenue per Account per Month in Quarter	$484	$556	$664	$556

	2019	2019	2019	2019
	Q1	Q2	Q3	Q4
Average Companies in Quarter	10,199	10,470	10,699	10,972
Average Revenue per Account per Month in Quarter	$305	$468	$552	$450

In 2021, the company completed acquisitions of V12 in Q1, HOA and Rynoh in Q2, AHP in Q3 and Floify in Q4, that impacted the average number of companies in the quarter.

Due to COVID-19, some small companies put their business with the Company on hold which is reflected in lower number of total companies in 2020 and higher average revenue per account.

●	Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) and warranties with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare Internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs. Porch tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure to measure market penetration with homebuyers and homeowners and Porch’s ability to deliver high-revenue services within those groups. Monetized services per quarter is defined as the total number of unique services from which we generated revenue, including, but not limited to, new and renewing insurance and warranty customers, completed moving jobs, security installations, TV/Internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service in Quarter — Management believes that shifting the mix of services delivered to homebuyers and homeowners toward higher revenue services is a key component of Porch’s growth strategy. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Monetized Services in Quarter	182,779	302,462	329,359	260,352
Average Revenue per Monetized Service in Quarter	$92	$129	$144	$132

	2020	2020	2020	2020
	Q1	Q2	Q3	Q4
Monetized Services in Quarter	152,165	181,520	198,165	169,949
Average Revenue per Monetized Service in Quarter	$93	$86	$97	$98

	2019	2019	2019	2019
	Q1	Q2	Q3	Q4
Monetized Services in Quarter	185,378	205,887	211,190	172,862
Average Revenue per Monetized Service in Quarter	$43	$63	$76	$78

In 2021, the company completed acquisitions of V12 in Q1, HOA and Rynoh in Q2, AHP in Q3 and Floify in Q4, that impacted the number of monetized services in the quarter.

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

Recent Developments

Equity and Debt Financing

During 2021, the Company raised $126.7 million of additional equity capital from the exercise of public and private warrants. In September 2021, the Company raised net cash of $413.5 million from the issuance of convertible notes payable. Senior secured debt of $47.0 million was paid down with a portion of the proceeds from the issuance of convertible notes. The Company used $52.9 million of the proceeds from the issuance of convertible notes for the purchase of capped call transactions for purposes of limiting the dilution from the potential conversion of the notes into common stock. The proceeds from these equity and debt offerings provide cash for general corporate purposes and additional merger and acquisitions.

Acquisitions

During 2021, 2020 and 2019, the Company completed significant business combination transactions. The purpose of each of the acquisitions were to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The table below identifies the acquisitions in 2021 related to the vertical software and insurance and warranty segments:

	Vertical Software	Insurance
2021 acquisitions:
V12 Data	$21,756	$—
HOA	—	114,828
Rynoh	35,802	—
AHP	—	46,250
Floify	95,399	—
Other acquisitions	32,249	—
Total 2021 purchase price consideration	$185,206	$161,078

Total 2020 purchase price consideration	$17,623	$—

Total 2019 purchase price consideration	$500	$—

Merger and Public Company Costs

Porch Group, Inc. was originally known as PropTech Acquisition Corporation, a Nasdaq-listed special purpose acquisition company (“PTAC”), which completed its initial public offering in November 2019. In July 2020, PTAC entered into a merger agreement to acquire Porch.com, Inc., and on December 23, 2020 (the “PTAC Merger Closing Date”), the merger was completed and Porch.com, Inc. became a wholly owned subsidiary of PTAC. On the same date, PTAC changed its name from “PropTech Acquisition Corporation” to “Porch Group, Inc.,” and Porch Group, Inc.’s common stock commenced trading on the NASDAQ Capital Market under the ticker “PRCH.” References in this Annual Report to Porch prior to the PTAC Merger Closing Date refer to Porch.com, Inc., which is considered the Company’s accounting predecessor.

While the legal acquirer in the merger agreement was PTAC, for financial accounting and reporting purposes under GAAP, Porch was the accounting acquirer and the merger was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Porch in many respects. Under this method of accounting, PTAC was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Porch was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Porch (i.e., a capital transaction involving the issuance of stock by PTAC for the stock of Porch). Accordingly, the consolidated assets, liabilities and results of operations of the pre-merger Porch entity became the historical financial statements of Porch Group, Inc., and PTAC’s assets, liabilities and results of operations were consolidated with Porch beginning on the acquisition date. Operations prior to the PTAC Merger Closing Date are presented as those of Porch. The net assets of PTAC were recognized at historical, with no goodwill or other intangible assets recorded. The most significant change in Porch’s reported financial position and results is an increase in cash of approximately $269.5 million.

As a consequence of the PTAC merger, Porch has become the successor to an SEC-registered and NASDAQ-listed company which will require Porch to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Porch expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The COVID-19 pandemic and the measures adopted by government entities in response to it have adversely affected Porch’s business operations, which negatively impacted revenue primarily in the first half of 2020. Due to the impact of the COVID-19 pandemic and related mitigation measures, Porch’s ability to conduct ordinary business activities has been and may continue to be impaired for an indefinite period. The extent of the continuing impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which is uncertain at this time. Porch expects the COVID-19 pandemic to continue to have an uncertain impact on future revenue and results of operations, but Porch is unable to predict at this time the size and duration of such impact. For more information on Porch’s operations and risks related to health epidemics, including the coronavirus, please see “Item 1A. Risk Factors — Risks Relating to Porch’s Business and Industry.”

Adoption of New Accounting Standards

We adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), also referred to as Topic 842 at the beginning of fiscal 2021, and as a result, the consolidated balance sheet as of December 31, 2021 is not comparable with that of December 31, 2020.

In addition, in fiscal 2021 we adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, ASU No. 2019-04, Codification Improvements to Topic 326 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief, by using the modified retrospective transition method.

We also early adopted Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, for the fiscal year beginning January 1, 2021. See Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying consolidated financial statements included in Item 8 of this Annual Report, which is incorporated herein by reference.

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, providing software and services to over 24,000 home services companies, such as home inspectors, moving companies, utility companies, warranty companies and others. The following are key factors affecting our operating results in 2019, 2020 and 2021:

●	Continued investment in growing and expanding our position in the home inspection industry including through our core ERP and CRM software offered by ISN.
●	Continued investment in growing and expanding our position in providing moving services to consumers as a result of the 2018 acquisition of HireAHelper™, a provider of software and demand for moving companies.
●	Intentionally building operating leverage in the business by focusing on growing operating expenses at a slower rate than the growth in revenue. We are specifically increasing economies of scale related to our variable selling costs, Moving Concierge call center operations and product and technology costs.
●	In 2021, the Company successfully completed several acquisitions, investing $256.4 million in cash, net of cash acquired, and $35.7 million in common stock to acquire companies to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. Such acquisitions included the following:
o	In January 2021, Porch acquired V12 Data, an omnichannel marketing platform. The purpose of the acquisition is to expand the scope and nature of Porch’s service offerings into the mover marketing space, add additional team members with important skillsets, and realize synergies.
o	In April 2021, Porch acquired HOA, an insurance managing general agency and risk-bearing carrier. The purpose of the acquisition is to expand the scope and nature of Porch’s own insurance product offerings, add additional team members with important skillsets, and gain licenses to operate as an insurance carrier.
o	In May 2021, Porch acquired Rynoh, a software and data analytics company that supports financial management and fraud prevention primarily for the title and real estate industries.
o	In September 2021, Porch acquired AHP, a company providing home warranty policies. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings to include a Porch owned warranty product, add additional team members with important skillsets, and realize synergies.
o	In October 2021, Porch acquired Floify, a SaaS software provider to mortgage companies and loan officers that helps create a better mortgage and refinancing experience for their customers. The purpose of the acquisition is to expand the scope and nature of Porch’s SaaS offerings to the mortgage industry, add additional team members with important skillsets, and realize synergies.
●	In 2021, a number of holders of warrants exercised their warrants to acquire approximately 11.5 million shares of common stock, resulting in cash proceeds of $126.8 million. All of the unexercised public warrants were redeemed effective as of April 16, 2021.

●	In September 2021, the Company raised $413.5 million in net proceeds from a private offering of its 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”). See Note 7 (Debt) to the accompanying consolidated financial statements included in Item 8 of this Annual Report. The proceeds from this offering, after paying down the Senior Secured Term Loan and purchasing the capped call transactions, increased the Company’s unrestricted cash and cash equivalents balance at December 31, 2021 to $315.7 million. This level of cash is expected to provide sufficient financial resources for the Company’s ongoing plans for future acquisitions and other investments, such as operating leverage and organic growth.
●	Ongoing expansion in other software verticals related to the home and related services such as title, warranty and mortgage software.

Basis of Presentation

The consolidated financial statements and accompanying notes of Porch include the accounts of the Company and its consolidated subsidiaries and were prepared in accordance with GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company operates in two operating segments: Vertical Software and Insurance. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM.

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

In the Core Services Revenue stream, the Company connects service providers with homeowners that meet pre-defined criteria and may be looking for relevant services. service providers include a variety of service providers throughout a homeowner’s lifecycle, including movers, TV/Internet, warranty, and security monitoring providers, plumbers, electricians, roofers, title companies, etc. The Company also sells home insurance and home warranty policies through the Company’s own insurance subsidiary, as well as for third-party insurance carriers.

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

Cost of revenue primarily consists of third-party providers for moving labor and services under the Managed Services model, insurance claims losses and loss adjustment expenses including warranty claims, data costs related to marketing campaigns, certain call center costs, credit card processing and merchant fees and operational cost of SaaS businesses.

Selling and marketing expenses primarily consist of deferred policy acquisition costs (“DAC”) of new and renewal insurance contracts, third-party data leads, affiliate and partner leads, paid search and search engine optimization (“SEO”) and marketing (“SEM”) costs, payroll, employee benefits and stock-based compensation expense and other headcount related costs associated with sales efforts directed toward companies and consumers. Selling and marketing costs are classified as either fixed or variable.

The Company capitalizes DAC which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Company’s insurance subsidiary of new or renewal insurance contracts. DAC are amortized to expense on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary.

●	Selling and marketing costs are classified as either fixed or variable. Fixed selling and marketing costs primarily consist of compensation of sales management, professional fees and software costs that do not vary with sales volumes.
●	Variable selling and marketing costs consist of DAC amortized to expense reduced by ceding commissions paid by reinsurance companies, third-party leads, affiliates and partner leads, paid search SEO and SEM, advertising costs and compensation for individuals in certain sales and marketing departments that vary with sales volumes.

Product and technology development costs primarily consist of payroll, employee benefits, stock-based compensation expense, other headcount related costs associated with product development, net of costs capitalized as internally developed software, cloud computing, hosting and other technology costs, software subscriptions, professional services and amortization of internally development software.

General and administrative expenses primarily consist of expenses associated with functional departments for finance, legal, human resources and executive management expenses. The primary categories of expenses include payroll, employee benefits, stock-based compensation expense and other headcount related costs, rent for office space, legal and professional fees, taxes, licenses and regulatory fees, merger and acquisition transaction costs, and other administrative costs.

Loss on divestiture of businesses primarily consist of losses on the sale of two businesses in 2019. Gain on divestiture of businesses consists of gain on the sale of a business during the year ended December 31, 2020.

Critical Accounting Policies and Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, estimated variable consideration for services performed, estimated lifetime value of the insurance agency commissions, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, all of which are evaluated by management. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the consolidated financial statements.

At least quarterly, we evaluate our estimates and assumptions and make changes accordingly. For information on our significant accounting policies, see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

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

The Company identifies performance obligations in its contracts with customers (excluding insurance contracts), which primarily include delivery of homeowner leads or the sale of insurance policies (Core Services Revenue), performance of home project and moving services (Managed Services Revenue), and providing access to the Company’s software platforms (Software Subscription Revenue). The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied. In certain transactions the transaction price is considered variable and an estimate of the constrained transaction price is recorded by the Company. Changes in variable consideration may result in an increase or a decrease to revenue. Changes to the estimated variable consideration were not material for the periods presented.

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

Stock-Based Compensation

Accounting for stock-based compensation is a critical accounting policy due to the broad-based equity awards provided to employees at all levels within the Company and the use of equity awards as part of the strategy to retain employees as a result of mergers and acquisitions. The Company issues stock-based compensation to employees and nonemployees in the form of stock options and restricted stock awards, including market-based restricted stock awards.

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

The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the grant date. The value of market-based restricted stock units is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award.

Business Combinations

The Company has engaged in mergers and acquisitions and intends to continue to make acquisitions a significant part of our growth strategy. The Company made acquisitions with cash and non-cash consideration totaling $346.3 million in 2021 and $17.6 million in 2020. The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The accounting estimates associated with acquisitions are complex due to judgements and assumptions involved in determining (1) the total consideration paid because we have used cash, stock and earnouts and (2) the value of assets acquired and liabilities assumed. The Company allocates the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents an obligation of the Company to make additional payments or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

Results of Operations

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

The net loss in 2021 of $106.6 million compared with the net loss in 2020 of $54.0 million was impacted by large stock-based compensation charges totaling $23.0 million related to employee and CEO earnout restricted stock in 2021, and 2021 losses on the remeasurement of earnout and private warrant liabilities that totaled $33.9 million.

The following table sets forth our historical operating results for the periods indicated, with fiscal year 2020 incorporating operating results of since-divested businesses:

	Year Ended December 31,		$	%
	2021	2020	Change	Change

	(dollar amounts in thousands)
Revenue	$192,433	$72,299	$120,134	166%
Operating expenses:
Cost of revenue	58,725	17,562	41,163	234%
Selling and marketing	84,273	41,665	42,608	102%
Product and technology	47,005	28,546	18,459	65%
General and administrative	85,795	28,199	57,596	204%
Gain on divestiture of business	—	(1,442)	1,442	NM %
Total operating expenses	275,798	114,530	161,268	141%
Operating loss	(83,365)	(42,231)	(41,134)	97%
Other income (expense):
Interest expense	(5,757)	(14,734)	8,977	(61)%
Change in fair value of earnout liability	(18,519)	—	(18,519)	NM
Change in fair value of private warrant liability	(15,389)	2,427	(17,816)	NM
Gain (loss) on extinguishment of debt	5,110	5,748	(638)	NM
Investment income and realized gains, net of investment expenses	701	—	701	NM
Other income (expense), net	340	(6,931)	7,271	NM %
Total other income (expense)	(33,514)	(13,490)	(20,024)	148%
Loss before income taxes	(116,879)	(55,721)	(61,158)	110%
Income tax benefit (expense)	10,273	1,689	8,584	NM
Net loss	$(106,606)	$(54,032)	$(52,574)	97%
Induced conversion of preferred stock	—	(17,284)	17,284	NM
Net loss attributable to common stockholders	$(106,606)	$(71,316)	$(35,290)	49%

NM — percentage calculated is not meaningful.

Year ended December 31, 2021 and 2020

Revenue

Total revenue increased by $120.1 million, or 166% from $72.3 million in 2020 to $192.4 million in 2021. The increase in revenue in 2021 is driven by acquisitions and organic growth in our insurance business, moving services, and inspection business which contributed an aggregate of $124.4 million of the revenue, offset in part by the revenue contributed by divested businesses in 2020 of $4.3 million.

Cost of Revenue

Cost of revenue increased by $41.2 million, or 234% from $17.6 million in 2020 to $58.7 million in 2021. The increase in the cost of revenue was primarily attributable to the acquisition of HOA and AHP, which increased cost of revenue by $18.3 million for insurance losses, loss adjustment expenses and warranty claims. The growth in the moving business was $7.5 million, the data costs associated with marketing campaigns increased $8.2 million, certain call center operating costs increased $2.7 million and all other $4.5 million. As a percentage of revenue, cost of revenue represented 31% of revenue in 2021 compared with 24% in 2020.

Selling and marketing

Selling and marketing expenses increased by $42.6 million, or 102% from $41.7 million in 2020 to $84.3 million in 2021. The increase is due to $40.7 million related to higher selling and marketing costs associated with the growth in our moving, inspection and insurance businesses, as well as the selling and marketing costs of our acquired businesses. The selling and marketing costs of the acquired business mainly relate to the underwriting and policy acquisition costs for HOA and additional selling and marketing expenses for V12, AHP, Floify and Rynoh. Additionally, there was an increase of $3.7 million in stock-based compensation expenses. This is offset in part by our divested businesses’ selling and marketing costs of $1.8 million in 2020 that did not recur in 2021. As a percentage of revenue, selling and marketing expenses represented 44% of revenue in 2021 compared with 58% in 2020. The improvement in selling and marketing expenses as a percentage of revenue is due to the growing economies of scale in the insurance, inspection and moving groups.

	2021	2020	2019
Variable sales and marketing costs	$58,317	$32,328	$43,942
Fixed sales and marketing costs	25,956	9,337	12,278
Selling and marketing	$84,273	$41,665	$56,220

Product and technology

Product and technology expenses increased by $18.5 million, or 65% from $28.5 million in 2020 to $47 million in 2021. The increase is due to investments in moving, insurance, and inspection groups due to the growth in these businesses, product and technology costs from our acquired businesses and $2.0 million higher stock-based compensation expense. The product and technology costs of the acquired businesses attributed to $14.6 million of the increase, most notably V12, Floify and Rynoh. As a percentage of revenue, product and technology expenses represented 24% of revenue in 2021 compared with 39% in 2020. The improvement in product and technology expenses as a percentage of revenue is due to the growing economies of scale in the overall business.

General and administrative

General and administrative expenses increased by $57.6 million, or 204% from $28.2 million in 2020 to $85.8 million in 2021. The increase is primarily due to an increase in stock-based compensation of $21.6 million, increased legal, accounting, and professional expenses of $10.1 million as a public company that we did not incur as a private company in 2020. In addition, in 2021 there were higher costs related to increased hiring of corporate resources and employer portion of taxes related to vesting of restricted stock awards and bonuses. There were several acquisitions that were not a part of the Company in 2020, this led to an overall increase of $27 million of G&A costs incurred by the acquired entities. Additionally, from March 2020 through August 2020, the Company reduced pay for certain employees and partially or fully furloughed certain employees therefore reducing compensation expense in 2020.

Stock-based compensation consists of expense related to (1) equity awards granted as compensation in the normal course of business operations, (2) employee earnout restricted stock (see Note 9 Stock-Based Compensation to the accompanying consolidated financial statements included in Item 8 of this Annual Report), and (3) a secondary market transaction (dollar amounts in thousands):

	2021	2020	2019
Secondary market transaction	$1,933	$1,616	$33,232
Employee earnout restricted stock	22,961	—	—
Employee awards	13,698	9,680	2,740
Total stock-based compensation expenses	$38,592	$11,296	$35,972

In 2019 and 2020, the Company’s CEO and certain executives of the Company entered into a series of secondary market transactions related to Porch.com redeemable convertible preferred stock. Refer to “Item 8. Financial Statements and Supplementary Data” in the 2020 Annual Report on Form 10-K/A as filed with the SEC on May 19, 2021 for the description of 2019 Secondary Stock Transaction. In 2020, stock-based compensation expense of $1.6 million was recorded related to these awards. The remaining stock-based compensation expense of $1.9 million related to these awards was recognized in the first quarter of 2021.

Loss on divestiture of businesses

There were no divestitures of businesses in 2021. In 2020, the Company divested a business tied to the Company’s early direct-to-consumer marketplace strategy. The Company recorded a gain on divestiture of $1.4 million in 2020.

Interest expense, net

Interest expense decreased by $8.9 million, or 61% from $14.7 million in 2020 to $5.8 million in 2021. This was primarily due to the pay down of high-rate debt to lower average levels in the first nine months of 2021 and the ultimate payoff of the senior secured debt in September 2021, lower average effective rates in 2021 offset by the interest expense related to the $425 million of convertible debt borrowing in September 2021.

Change in fair value of earnout liability

Change in fair value of earnout liability was $18.5 million (loss) in 2021. During 2021, $54.9 million of the earnout liability was reclassified to additional paid in capital as a result of vesting events in 2021.

Change in fair value of private warrant liability

Change in fair value of private warrant liability was $15.4 million (loss) and $2.4 million (gain) in 2021. During 2021, $31.7 million was reclassified to additional paid in capital as a result of warrant exercises. There were no exercises during 2020.

Gain (loss) on extinguishment of debt

Gain on extinguishment of debt was $5.1 million and $5.7 million in 2021 and 2020, respectively. The $5.1 million gain in 2021 consists of the $8.2 million gain on extinguishment of the Porch PPP Loan, offset by the $3.1 million loss on repayment of all outstanding obligations under the Company’s senior secured term loans. The $5.7 million gain in the 2020 relates to the net impact of extinguishments of several Company’s legacy promissory notes.

Investment income and realized gains, net of investment expenses

Investment income and realized gains, net of investment expenses was $0.7 million in 2021. In April 2021, the Company acquired Homeowners of America Insurance Company that maintains a short-term and long-term investment portfolio that generated investment income for nine months in 2021. The Company did not have any material investments in 2020.

Other income (expense), net

Other income (expense) was $0.3 million of income, net in 2021 compared to $6.9 million of expense, net in 2020. In 2020, the Company recorded $4.0 million of transaction costs related to the recapitalization, and a combined $3.5 million loss on the remeasurement and extinguishment of debt and Legacy Porch warrants.

Income tax benefit (expense)

Income tax benefit of $10.3 million was recognized in 2021 primarily due to the partial release of the Company’s valuation allowance as a result of deferred tax liabilities from acquisitions. Income tax benefit of $1.7 million was recognized in 2020 primarily due to the partial release of the Company’s valuation allowance as a result of deferred tax liabilities from acquisitions. The Company’s effective tax rate in both periods differs substantially from the statutory tax rate primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

The net loss in 2020 of $54.0 million compared with the net loss in 2019 of $103.3 million was impacted by a large, one-time stock-based compensation charge of $33.2 million related to the Company’s CEO 2019 secondary stock sale transaction, 2019 losses on the remeasurement or extinguishment of debt and warrants that totaled $9.0 million, and a $5.0 million gain on a divestiture of a businesses in 2019.

The following table sets forth our historical operating results for the periods indicated, with fiscal year 2019 incorporating operating results of since-divested businesses:

	Year Ended December 31,		$	%
	2020	2019	Change	Change

	(dollar amounts in thousands)
Revenue	$72,299	$77,595	$(5,296)	(7)%
Operating expenses:
Cost of revenue	17,562	21,500	(3,938)	(18)%
Selling and marketing	41,665	56,220	(14,555)	(26)%
Product and technology	28,546	30,992	(2,446)	(8)%
General and administrative	28,199	52,011	(23,812)	(46)%
Gain on divestiture of business	(1,442)	4,994	(6,436)	NM %
Total operating expenses	114,530	165,717	(51,187)	(31)%
Operating loss	(42,231)	(88,122)	45,891	(52)%
Other income (expense):
Interest expense	(14,734)	(7,134)	(7,600)	107%
Change in fair value of earnout liability	—	—	—	NM
Change in fair value of private warrant liability	2,427	—	2,427	NM
Gain (loss) on extinguishment of debt	5,748	(483)	6,231	NM
Investment income and realized gains, net of investment expenses	—	—	—	NM
Other income (expense), net	(6,931)	(7,484)	553	(7)%
Total other income (expense)	(13,490)	(15,101)	1,611	(11)%
Loss before income taxes	(55,721)	(103,223)	47,502	(46)%
Income tax benefit (expense)	1,689	(96)	1,785	NM
Net loss	$(54,032)	$(103,319)	$49,287	(48)%
Induced conversion of preferred stock	(17,284)	—	(17,284)	NM
Net loss attributable to common stockholders	$(71,316)	$(103,319)	$32,003	(31)%

NM — percentage calculated is not meaningful.

Year ended December 31, 2020 and 2019

Revenue

Total revenue decreased by $5.3 million, or 7% from $77.6 million in the year ended December 31, 2019 to $72.3 million in the year ended December 31, 2020. Revenue decreased by $17.7 million due to divested Porch businesses, offset by increase in revenue in 2020 primarily driven by the growth in our moving services and insurance businesses, which contributed $13.8 million of the revenue increase in 2020. As Porch has grown the number of companies that use our software and services, we have been able to grow our B2B2C (“Business to Business to Consumer”) and move related services revenues. This includes revenues related to moving, insurance, TV/Internet connections, and security.

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

Selling and marketing

Selling and marketing expenses decreased by $14.5 million, or 26% from $56.2 million in the year ended December 31, 2019 to $41.7 million in the year ended December 31, 2020. The decrease is due to $6.8 million related to divested businesses, $7.6 million mainly related to savings in third party data leads and marketing costs. The spend on data leads was optimized by focusing on the most productive lead sources that reduced overall spend and generated higher revenue. As a percentage of revenue, selling and marketing expenses represented 58% of revenue in 2020 compared with 73% in 2019 due to the economies of scale.

Product and technology

Product and technology expenses decreased by $2.5 million, or 8% from $31 million in the year ended December 31, 2019 to $28.5 million in the year ended December 31, 2020. The $2.7 million decrease is due to divested businesses of $3.1 million, offset by growth in our moving group. As a percentage of revenue, product and technology expenses represented 39% of revenue in 2020 compared with 40% in 2019.

General and administrative

General and administrative expenses decreased by $23.8 million, or 46% from $52 million in the year ended December 31, 2019 to $28.2 million in the year ended December 31, 2020. primarily due to a significantly higher stock-based compensation charge related to the 2019 secondary market transaction as indicated in the table below, offset by higher stock-based compensation related to employee awards in 2020.

Stock-based compensation consists of expense related to (1) equity awards in the normal course of business operations and (2) a secondary market transaction as described below (dollar amounts in thousands):

	2020	2019
Secondary market transaction	$1,616	$33,232
Employee awards	9,680	2,740
Total stock-based compensation expenses	$11,296	$35,972

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

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt was $5.7 million (gain) and $0.5 million (loss) in 2020 and 2019, respectively. These gains and losses relate to the net impact of extinguishments of several Company’s legacy promissory notes.

Change in fair value of private warrant liability

Gain in fair value of private warrant liability was $2.4 million in the year ended December 31, 2020. Private warrant liability was established for private warrants issued in connection with the Merger on December 23, 2020. The change in fair value of private warrant liability in each period is presented as a non-cash gain or loss in the Company’s consolidated statements of operations.

Other income (expense), net

Other expense, net was a $6.9 million in the year ended December 31, 2020, compared to $7.5 million in the year ended December 31, 2019. Losses on the remeasurement of debt and warrants totaled $3.5 million and $8.2 million in 2020 and 2019, respectively. In 2020, the Company recorded $4.0 million in transaction costs related to the Merger.

Income tax benefit (expense)

The income tax benefit of $1.7 million in 2020 was due to the partial release of the Company’s valuation allowance as a result of deferred tax liabilities from acquisitions. The income tax expense was not material in 2019. The Company continues to recognize a full valuation allowance against substantially all of its net deferred tax assets.

Segment Results of Operations

We operate our business as two reportable segments that are also our operating segments: Vertical Software and Insurance. For additional information about our segments, see Note 17 (Segment Information) to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

Segment Revenue

	2021	2020	2019
Revenue:
Vertical Software	$137,150	$63,799	$59,259
Insurance	55,283	4,166	—
Divested Businesses	—	4,334	18,336
Total revenue	$192,433	$72,299	$77,595

In 2021 the Vertical Software segment revenues were $137.1 million or 71% of total revenue. The Company acquired V12, Rynoh and Floify in January 2021, May 2021 and October 2021, respectively.

The Insurance segment revenues were $55.3 million or 29% of total revenue during the same period. The Company acquired Homeowners of America Insurance Company and American Home Protect in April 2021 and September 2021, respectively. In 2020, our insurance revenue was generated solely from third-party insurance carriers through EIG, which began its operations in early 2020.

Segment Adjusted EBITDA (Loss)

Segment Adjusted EBITDA (loss) is defined as revenue less operating expenses associated with our segments. Segment Adjusted EBITDA (loss) also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating and financial performance and are not reflective of the Company’s core operations. See Note 17 (Segment Information) to the accompanying consolidated financial statements included in Item 8 of this Annual Report for additional information.

	2021	2020	2019
Segment adjusted EBITDA (loss):
Vertical Software	$20,733	$12,718	$4,616
Insurance	9,007	405	—
Corporate and Other(1)	(53,760)	(30,001)	(36,645)
Divested Businesses	—	(1,441)	(4,806)
Total segment adjusted EBITDA (loss)(2)	$(24,020)	$(18,319)	$(36,835)

(1) Includes costs that are not directly attributable to our reportable segments, as well as certain shared costs.

(2) See reconciliation of adjusted EBITDA (loss) to net loss below.

Non-GAAP Financial Measures

This Annual Report includes non-GAAP financial measures, such as Adjusted EBITDA (loss), Adjusted EBITDA (loss) as a percent of revenue, average revenue per monetized service and contribution margin.

Porch defines Adjusted EBITDA (loss) as net income (loss) adjusted for interest expense, net, income taxes, other expenses, net, depreciation and amortization, certain non-cash long-lived asset impairment charges, stock-based compensation expense and acquisition-related impacts, amortization of intangible assets, gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, gain or loss on divestures and certain transaction costs. Adjusted EBITDA (loss) as a percent of revenue is defined as Adjusted EBITDA (loss) divided by GAAP total revenue. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating average revenue per monetized service in a quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

Contribution margin is calculated as revenue less cost of revenue less variable selling and marketing costs. Variable selling and marketing costs consist of third-party leads, affiliates, paid search engine optimization (“SEO”) and search engine marketing (“SEM”), advertising costs and compensation for individuals in certain sales and marketing departments.

Porch management uses these non-GAAP financial measures as supplemental measures of Porch’s operating and financial performance, for internal budgeting and forecasting purposes, to evaluate financial and strategic planning matters, and to establish certain performance goals for incentive programs. Porch believes that the use of these non-GAAP financial measures provides investors with useful information to evaluate Porch’s operating and financial performance and trends and in comparing Porch’s financial results with competitors, other similar companies and companies across different industries, many of which present similar non-GAAP financial measures to investors. However, Porch’s definitions and methodology in calculating these non-GAAP measures may not be comparable to those used by other companies. In addition, Porch may modify the presentation of these non-GAAP financial measures in the future, and any such modification may be material.

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

See the reconciliation tables below for more details regarding these non-GAAP financial measures, including the reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Revenue Less Cost of Revenue and Contribution Margin

The following table reconciles revenue to contribution margin for the years ended December 31, 2021, 2020 and 2019, respectively (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$192,433	$72,299	$77,595
Less: Cost of revenue	(58,725)	(17,562)	(21,500)
Revenue less cost of revenue	133,708	54,737	56,095
Less: Variable selling and marketing costs	(58,317)	(32,328)	(43,942)
Contribution margin	$75,391	$22,409	$12,153
Contribution margin as a percentage of revenue	39%	31%	16%
Less: Fixed selling and marketing costs	25,956	9,337	12,278
Less: Product and technology costs	47,005	28,546	30,992
Less: General and administrative costs	85,795	28,199	52,011
Less: Gain on divestiture of businesses	-	(1,442)	4,994
Total Operating expenses	$275,798	$114,530	$165,717
Operating Loss	$(83,365)	$(42,231)	$(88,122)

Contribution margin increased by $53.0 million, or 236.4% from $22.4 million in the year ended December 31, 2020 to $75.4 million in the year ended December 31, 2021. The increase is comprised of $48.7 million contributed by our acquired businesses, with the remainder due to the growth in our vertical software and insurance segments.

Adjusted EBITDA (loss)

The following table reconciles net loss to Adjusted EBITDA (loss) for the years ended December 31, 2021, 2020 and 2019, respectively (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(106,606)	$(54,032)	$(103,319)
Interest expense	5,757	14,734	7,134
Income tax (benefit) expense	(10,273)	(1,689)	96
Depreciation and amortization	16,386	6,644	7,377
Loss (gain) on extinguishment of debt	(5,110)	(5,748)	483
Other expense (income), net(1)	(340)	6,931	7,484
Non-cash long-lived asset impairment charge	550	611	1,534
Non-cash stock-based compensation expense	38,592	11,296	35,972
Revaluation of contingent consideration	(2,244)	1,700	(300)
Revaluation of earnout liability	18,519	—	—
Revaluation of private warrant liability	15,389	(2,427)	—
Acquisition and related expense(2)	5,360	311	6,704
SPAC transaction bonus	—	3,350	—
Adjusted EBITDA (loss)	$(24,020)	$(18,319)	$(36,835)
Adjusted EBITDA (loss) as a percentage of revenue	(12)%	(25)%	(47)%

(1)	Other expense, net includes:

	Year Ended December 31,
	2021	2020	2019
Loss on remeasurement of debt	$—	$895	$6,159
Loss on remeasurement of Legacy Porch warrants	—	2,584	2,090
Transaction costs - recapitalization	—	3,974	—
Gain on settlement of accounts payable	(175)	(796)	(735)
Other, net	(165)	274	(30)
	$(340)	$6,931	$7,484

(2)	Acquisition and related expense, net includes:

	Year Ended December 31,
	2021	2020	2019
Loss (gain) on divestiture of businesses	$—	$(1,442)	$4,994
Professional fees and transaction expenses	5,360	1,753	1,710
	$5,360	$311	$6,704

Adjusted EBITDA (loss) for the year ended December 31, 2021 was $24 million, a $5.7 million decline from Adjusted EBITDA (loss) of $18.3 million for the year ended December 31, 2020. The increase in Adjusted EBITDA (loss) from 2020 to 2021 was mainly due to the weather-related loss impact of the HOA business, increased investments in our product, data platform and marketing channels, and higher general and administrative costs as a public company. This was offset by the growth in our vertical software and insurance segments and acquired businesses.

Liquidity and Capital Resources

Since inception, as a private company, we have financed our operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. On December 23, 2020, the Company received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transactions costs.

During 2021, the Company raised $126.7 million from exercise of public warrants and $4.3 million for the exercise of stock options.

In September 2021, the Company completed a private offering of $425 million aggregate principal amounts of its 2026 Notes. The Company used a portion of the net proceeds from the 2026 Notes offering to repay all outstanding obligations under a Loan and Security Agreement, dated as of July 22, 2020 (as subsequently amended, the “Runway Loan Agreement”), among the Company’s wholly owned subsidiary Porch.com, Inc., as borrower representative, a syndicate of lenders party thereto, the other borrowers party thereto, the guarantors party thereto and Runway Growth Finance Corp (f/k/a Runway Growth Credit Fund Inc.), as administrative agent and collateral agent, pursuant to which there was a $40.4 million senior secured term loan outstanding (the “Senior Secured Term Loan”). The total repayment amount of $42.8 million consisted of outstanding principal, accrued interest, prepayment fees and related expenses. Concurrent with such repayment in full of all outstanding obligations under the Senior Secured Term Loan on September 16, 2021, the Runway Loan Agreement (and all commitments and liens thereunder) was terminated. A loss on extinguishment of $3.1 million was recorded.

As of December 31, 2021, the Company had cash and cash equivalents of $315.7 million and $9.1 million of restricted cash.

The Company has incurred losses since its inception, and has an accumulated deficit at December 31, 2021 and December 31, 2020 totaling $424.1 million and $317.5 million, respectively. As of December 31, 2021, and December 31, 2020 the Company had $425.6 million and $50.8 million aggregate principal amount outstanding on term loans and promissory notes, respectively.

Based on the Company’s current operating and growth plan, management believes cash and cash equivalents at December 31, 2021, are sufficient to finance the Company’s operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months. As the Company’s operations evolve and continues its growth strategy, including through acquisitions, the Company may elect or need to obtain alternative sources of capital, and it may finance additional liquidity needs in the future through one or more equity or debt financings. The Company may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to the Company or could be dilutive to its stockholders.

Porch Group, Inc. is a holding company that transacts a majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, the Company’s ability to pay dividends and expenses is largely dependent on dividends or other distributions from its subsidiaries. Porch’s insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of December 31, 2021, cash of $35.1 million and investments held by these companies was $67.6 million.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2021, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.

The Company has used the proceeds from debt and equity principally to fund general operations and acquisitions.

In 2021 and 2020, the Company invested $256.4 million and $7.8 million (net of cash acquired) to acquire a number of companies, in transactions accounted for as business combinations.

The following table provides a summary of cash flow data for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		$	%
	2021	2020	Change	Change

	(dollar amounts in thousands)
Net cash used in operating activities	$(34,777)	$(48,669)	$13,892	(29)%
Net cash used in investing activities	(263,433)	(10,671)	(252,762)	NM
Net cash provided by financing activities	415,549	259,614	155,935	60%
Change in cash, cash equivalents and restricted cash	$117,339	$200,274	$(82,935)	NM

NM — percentage calculated is not meaningful.

2021

Net cash used in operating activities was $34.8 million for the year ended December 31, 2021. Net cash used in operating activities consists of net loss of $106.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include stock-based compensation expense of $38.6 million, depreciation and amortization of $16.4 million, gain on extinguishment of debt of $5.1 million, and fair value adjustments to earnout liability and private warrant liability of $18.5 million and $15.4 million, respectively. Net changes in working capital provided $15.7 million, primarily due to increases in insurance-related liabilities.

Investing Cash Flows

Net cash used in investing activities was $263.4 million for the year ended December 31, 2021. Net cash used in investing activities is primarily related to acquisitions, net of cash acquired of $256.4 million, purchases of investment of $24.0 million, investments to develop internal use software of $3.7 million purchases of property and equipment of $1.0 million. This was partly offset by the cash inflows related to maturities and sales of investments of $21.7 million.

Financing Cash Flows

Net cash provided by financing activities was $415.5 million for the year ended December 31, 2021. Net cash provided by financing activities is primarily related to the issuance of the 2026 Notes of $413.5 million, exercises of warrants of $126.7 million and exercises of options $4.3 million. This was partially offset by financing of the capped call transactions of $52.9 million, debt repayments of $47.0 million and income tax withholdings upon vesting of RSUs of $28.9 million.

The following table provides a summary of cash flow data for the years ended December 31, 2020 and 2019:

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

2020

Net cash used in operating activities was $48.7 million for the year ended December 31, 2020. Net cash used in operating activities consists of net loss of $54.0 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $11.3 million, depreciation and amortization of $6.6 million, fair value adjustments to debt, contingent consideration and warrants of $0.6 million, non-cash accrued and payment-in-kind interest of $7.5 million and gain from the sale of assets or divestiture of businesses of $1.4 million.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 13 (Leases) to the accompanying consolidated financial statements included in Item 8 of this Annual Report. In addition, we have a substantial level of debt. For more information regarding our debt service obligations, see Note 7 (Debt) to the accompanying consolidated financial statements included in Item 8 of this Annual Report. We also have certain non-cancellable purchase commitments primarily for data purchases. As of December 31, 2021, our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms were payments of $2.5 million due in the next 12 months and $3.2 million due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet. We have also entered into a stock purchase agreement with Covéa Coopérations to acquire Civil Service Employee Insurance Company for $48.6 million in cash.

During fiscal 2022 and in future years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to enhance the consumer experience, our app and digital platform and integration of data platform across Porch, to invest in development of additional modules across all vertical software businesses and to enhance our corporate systems.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

The Company was an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In accordance with the JOBS Act, the Company previously elected to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company met certain thresholds for qualification as a “large accelerated filer” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Therefore, the Company no longer has EGC status as of December 31, 2021. The impact of this change in filing status includes being subject to the requirements of large accelerated filers, which includes shortened filing timelines, no delayed adoption of certain accounting standards, presentation of three comparative periods, and attestation of the Company’s internal control over financial reporting by its independent auditor.

Recent Accounting Pronouncements

See Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying consolidated financial statements included in Item 8 of this Annual Report, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we have an interest-bearing debt principal of $425.6 million. Our 2026 Notes have a principal balance of $425 million as of December 31, 2021, have a fixed coupon rate of 75 basis points, and the effective interest rate is 1.3%. As such, interest expense on the 2026 Notes will not change if market interest rates increase. The other debt as of December 31, 2021 totaled $0.6 million and is variable-rate.

A one percent increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.

As of December 31, 2021, the Company’s insurance subsidiary has a $67.6 million portfolio of fixed income securities and an unrealized loss of approximately $0.3 million, as described in Note 3 (Investments). In a rising interest rate environment the portfolio would result in unrealized losses.

At December 31, 2021, accounts receivable and reinsurance balances due were $28.8 million and $228.4 million, respectively, were not interest bearing assets and are generally collected in less than 180 days. As such, the Company does not consider these assets to have material interest rate risk.

Inflation Risk

Due to significant increases in the consumer price index in the past twelve months, supply chain disruptions, war in Ukraine and other geo-political events, Porch believes that inflation may have a material impact on its business in the future.

Foreign Currency Risk

There was no material foreign currency risk for the years ended December 31, 2021, 2020 and 2019. Porch’s activities to date have been conducted in the United States.

Other Risks

We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Porch Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Porch Group, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2022 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business combinations – accounting for acquisitions
Description of the Matter

As described in Note 12 to the financial statements, the Company completed the acquisitions of Homeowners of America Holding Corporation, Rynoh, and Floify during 2021 for total consideration of $246 million. All of the acquisitions have been accounted for as business combinations. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, at the acquisition date was allocated to goodwill. For these three acquisitions, $36 million, $31 million and $19 million was allocated to customer relationships, developed technology and tradename intangible assets, respectively.

Auditing the fair values of acquired intangible assets was complex due to the estimation uncertainty present in assumptions used in calculating the acquisition date fair values, and the complexity of the valuation models used to calculate the fair values. Significant assumptions used by management included forecasted revenue, discount rates, customer retention rates and the technology obsolescence curve. Each were considered subjective, as they represented estimates of future performance, which could vary significantly from past performance, and could be impacted by competition and technological innovation, among other factors.

How We Addressed the Matter in Our Audit

Among other procedures, we read the purchase agreement and assessed for the completeness of identified intangible assets. We also evaluated forecasts used in determining the acquisition date fair values. We identified and tested the significant assumptions used in the models, by comparing forecasts to historical results and current market conditions. As part of the assessment, we performed sensitivity analyses over the significant assumptions used in the model. Additionally, we involved our valuation specialists to assist with our evaluation of the selected valuation model and the significant assumptions used in the model, and to perform mathematical checks of the valuation.

Material weaknesses in internal control over financial reporting
Description of the Matter

As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified material weaknesses across multiple components of the Internal Control – Integrated Framework (2013) issued by COSO.

These material weaknesses impact the Company’s controls over IT systems and business processes and had a pervasive effect on the financial statements, and result in a critical audit matter that required us to increase the extent of our audit effort, including the need to modify the nature and extent of audit evidence obtained.

How We Addressed the Matter in Our Audit

As a result of the material weaknesses, in performing our audit procedures we lowered the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used, and increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we utilized original source documents for audit evidence, rather than system reports or other information generated by the Company’s IT systems.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Seattle, Washington

March 16, 2022

Porch Group, Inc. Consolidated Balance Sheets December 31, 2021 and 2020 (all numbers in thousands, except share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$315,741	$196,046
Accounts receivable, net	28,767	4,268
Short-term investments	9,251	—
Reinsurance balance due	228,416	—
Prepaid expenses and other current assets	14,338	4,080
Restricted cash	8,551	11,407
Total current assets	605,064	215,801
Property, equipment, and software, net	6,666	4,593
Operating lease right-of-use assets	4,504	—
Goodwill	225,654	28,289
Long-term investments	58,324	—
Intangible assets, net	129,830	15,961
Restricted cash, non-current	500	—
Long-term insurance commissions receivable	7,521	3,365
Other assets	684	378
Total assets	$1,038,747	$268,387

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,965	$9,203
Accrued expenses and other current liabilities	37,675	9,905
Deferred revenue	201,085	5,208
Refundable customer deposit	15,274	2,664
Current portion of long-term debt	150	4,746
Losses and loss adjustment expense reserves	61,949	—
Other insurance liabilities, current	40,024	—
Total current liabilities	363,122	31,726
Long-term debt	414,585	43,237
Operating lease liabilities, non-current	2,694	—
Refundable customer deposit, non-current	—	529
Earnout liability, at fair value	13,866	50,238
Private warrant liability, at fair value	15,193	31,534
Other liabilities (includes $9,617 and $3,549 at fair value, respectively)	12,242	3,798
Total liabilities	821,702	161,062
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.0001 par value:	10	8
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 97,961,597 and 81,669,151, respectively
Additional paid-in capital	641,406	424,823
Accumulated other comprehensive loss	(259)	—
Accumulated deficit	(424,112)	(317,506)
Total stockholders’ equity	217,045	107,325
Total liabilities and stockholders’ equity	$1,038,747	$268,387

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc. Consolidated Statements of Operations Years Ended December 31, 2021, 2020 and 2019 (all numbers in thousands, except share amounts)

	2021	2020	2019
Revenue	$192,433	$72,299	$77,595
Operating expenses(1):
Cost of revenue	58,725	17,562	21,500
Selling and marketing	84,273	41,665	56,220
Product and technology	47,005	28,546	30,992
General and administrative	85,795	28,199	52,011
Gain on divestiture of businesses	—	(1,442)	4,994
Total operating expenses	275,798	114,530	165,717
Operating loss	(83,365)	(42,231)	(88,122)
Other income (expense):
Interest expense	(5,757)	(14,734)	(7,134)
Change in fair value of earnout liability	(18,519)	—	—
Change in fair value of private warrant liability	(15,389)	2,427	—
Gain (loss) on extinguishment of debt	5,110	5,748	(483)
Investment income and realized gains, net of investment expenses	701	—	—
Other income (expense), net	340	(6,931)	(7,484)
Total other income (expense)	(33,514)	(13,490)	(15,101)
Loss before income taxes	(116,879)	(55,721)	(103,223)
Income tax benefit (expense)	10,273	1,689	(96)
Net loss	$(106,606)	$(54,032)	$(103,319)
Induced conversion of preferred stock	—	(17,284)	—
Net loss attributable to common stockholders	$(106,606)	$(71,316)	$(103,319)

Loss per share - basic	$(1.14)	$(1.96)	$(3.31)
Loss per share - diluted (Note 19)	$(1.14)	$(2.03)	$(3.31)

Shares used in computing basic loss per share	93,884,566	36,344,234	31,170,351
Shares used in computing diluted loss per share	93,884,566	36,374,215	31,170,351
(1)	Amounts include stock-based compensation expense, as follows:

	2021	2020	2019
Cost of revenue	$1	$2	$9
Selling and marketing	5,584	1,901	477
Product and technology	7,223	5,248	747
General and administrative	25,784	4,145	34,739
	$38,592	$11,296	$35,972

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc.

Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2021, 2020 and 2019
(all numbers in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(106,606)	$(54,032)	$(103,319)
Other comprehensive income (loss):
Current period change in net unrealized loss, net of tax	(259)	—	—
Comprehensive loss	$(106,865)	$(54,032)	$(103,319)

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) Years Ended December 31, 2021, 2020 and 2019 (all numbers in thousands, except share amounts)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of January 1, 2019	42,104,419	$119,000	20,475,883	$205	$10,615	$(160,662)	$(149,842)
Retroactive application of recapitalization(1)	(42,104,419)	(119,000)	8,937,724	(202)	119,202	—	119,000
Adjusted balance, beginning of period	—	—	29,413,607	3	129,817	(160,662)	(30,842)
Cumulative effect of a change in accounting principle	—	—	—	—	—	507	507
Net loss	—	—	—	—	—	(103,319)	(103,319)
Stock-based compensation	—	—	—	—	35,972	—	35,972
Issuance of Series B and Series C redeemable convertible preferred stock(1)	—	—	3,944,897	—	37,274	—	37,274
Issuance of common stock for acquisitions	—	—	271,287	—	479	—	479
Adjustment to purchase price consideration	—	—	—	—	(290)	—	(290)
Issuance of common stock warrants	—	—	—	—	168	—	168
Vesting of restricted stock awards issued for acquisitions	—	—	516,539		—	—	—
Proceeds from issuance of redeemable convertible preferred stock warrants	—	—	—	—	4	—	4
Exercise of stock options	—	—	74,980	—	110	—	110
Shares repurchased	—	—	(23,488)	—	(42)	—	(42)
Balances as of December 31, 2019	—	$—	34,197,822	$3	$203,492	$(263,474)	$(59,979)
Net loss	—	—	—	—	—	(54,032)	(54,032)
Stock-based compensation	—	—	—	—	10,660	—	10,660
Stock-based compensation - earnout	—	—	1,976,332	—	636	—	636
Issuance of Series B and Series C redeemable convertible preferred stock(1)	—	—	682,539	—	4,836	—	4,836
Conversion of convertible notes to Series C redeemable convertible preferred stock(1)	—	—	198,750	—	1,436	—	1,436
Repurchase of redeemable convertible preferred stock	—	—	(75,162)	—	(480)	—	(480)
Issuance of common stock warrants	—	—	—	—	44	—	44
Vesting of restricted stock awards issued for acquisitions	—	—	472,141	—	—	—	—
Issuance of common stock for acquisitions	—	—	785,330	—	6,898	—	6,898
Exercise of stock options and warrants	—	—	505,711	—	1,029	—	1,029
Net share settlement of common stock options and restricted stock units	—	—	1,189,911	—	—	—	—
Shareholder contribution	—	—	—	—	17,584	—	17,584
Inducement to convert preferred stock	—	—	—	—	(17,284)	—	(17,284)
Impacts of recognition of contingent beneficial conversion feature	—	—	—	—	(5,208)	—	(5,208)
Conversion of common stock warrants into common stock	—	—	1,705,266	—	—	—	—
Conversion of redeemable convertible preferred stock warrants into common stock	—	—	702,791	—	11,029	—	11,029
Recapitalization and PIPE financing	—	—	35,304,052	5	239,722	—	239,727
Tax impacts of recapitalization	—	—	—	—	187	—	187
Earnout liability	—	—	4,023,668	—	(50,238)	—	(50,238)
Cancellation of redeemable convertible preferred stock repurchase liability	—	—	—	—	480	—	480
Balances as of December 31, 2020	—	$—	81,669,151	$8	$424,823	$(317,506)	$107,325

(1) Issuance of redeemable convertible preferred stock and convertible preferred stock warrants have been retroactively restated to give effect to the recapitalization transaction.

The accompanying notes are an integral part of these financial statements

Porch Group, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) - Continued
Years Ended December 31, 2021, 2020 and 2019
(all numbers in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of January 1, 2021	81,669,151	$8	$424,823	$(317,506)	$—	$107,325
Net loss	—	—	—	(106,606)	(259)	(106,865)
Stock-based compensation	—	—	15,631	—	—	15,631
Stock-based compensation - earnout	—	—	22,961	—	—	22,961
Issuance of common stock for acquisitions	2,042,652	1	35,706	—	—	35,707
Contingent consideration for acquisitions	—	—	6,685	—	—	6,685
Reclassification of earnout liability upon vesting	—	—	54,891	—	—	54,891
Reclassification of private warrant liability upon exercise	—	—	31,730	—	—	31,730
Vesting of restricted stock awards	2,549,223	—	—	—	—	—
Exercise of stock warrants	11,521,412	1	126,768	—	—	126,769
Exercise of stock options	1,700,557	—	4,326	—	—	4,326
Income tax withholdings	(1,521,398)	—	(28,940)	—	—	(28,940)
Capped call transactions	—	—	(52,913)	—	—	(52,913)
Transaction costs	—	—	(262)	—	—	(262)
Balances as of December 31, 2021	97,961,597	$10	$641,406	$(424,112)	$(259)	$217,045

The accompanying notes are an integral part of these financial statements

Porch Group, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2021, 2020 and 2019 (all numbers in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(106,606)	$(54,032)	$(103,319)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,386	6,644	7,377
Amortization of operating lease right-of-use assets	1,861	—	—
Loss on sale and impairment of long-lived assets	595	895	1,088
Loss (gain) on extinguishment of debt	(5,110)	(5,748)	483
Loss on remeasurement of debt	—	895	6,159
Loss (gain) on divestiture of businesses	—	(1,442)	4,994
Loss on remeasurement of Legacy Porch warrants	—	2,584	2,090
Loss on remeasurement of private warrant liability	15,389	(2,427)	—
Loss (gain) on remeasurement of contingent consideration	(2,244)	1,700	(300)
Loss on remeasurement of earnout liability	18,519	—	—
Stock-based compensation	38,592	11,296	35,972
Amortization of premium/accretion of discount, net	369	—	—
Net realized losses on investments	67	—	—
Interest expense (non-cash)	2,387	7,488	2,369
Other	1,055	(23)	580
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(2,905)	203	(1,840)
Reinsurance balance due	(15,343)	—	—
Prepaid expenses and other current assets	(5,323)	(2,587)	603
Accounts payable	(11,779)	4,092	2,361
Accrued expenses and other current liabilities	(15,981)	(15,946)	7,704
Losses and loss adjustment expense reserves	(22,417)	—	—
Other insurance liabilities, current	14,396	—	—
Deferred revenue	53,556	2,206	(803)
Refundable customer deposits	(3,545)	(3,521)	6,122
Long-term insurance commissions receivable	(4,156)	(3,365)	—
Operating lease liabilities, non-current	(2,141)	—	—
Other	(399)	2,419	(975)
Net cash used in operating activities	(34,777)	(48,669)	(29,335)
Cash flows from investing activities:
Purchases of property and equipment	(972)	(279)	(478)
Capitalized internal use software development costs	(3,719)	(2,601)	(4,096)
Purchases of short-term and long-term investments	(24,006)	—	—
Maturities, sales of short-term and long-term investments	21,694	—	—
Acquisitions, net of cash acquired	(256,430)	(7,791)	116
Divestiture of businesses net of cash disposed	—	—	(750)
Net cash used in investing activities	(263,433)	(10,671)	(5,208)
Cash flows from financing activities:
Proceeds from recapitalization and PIPE financing	—	305,133	—
Distribution to stockholders	—	(30,000)	—
Transaction costs - recapitalization	(262)	(5,652)	—
Proceeds from debt issuance, net of fees	413,537	66,190	31,300
Repayments of principal and related fees	(46,965)	(81,640)	(202)
Proceeds from issuance of redeemable convertible preferred stock, net of fees	—	4,714	3,274
Capped call transactions	(52,913)	—	—
Proceeds from exercises of warrants	126,741	—	—
Proceeds from exercises of stock options and Legacy Porch warrants	4,288	911	114
Income tax withholdings paid upon vesting of restricted stock units	(28,877)	—	—
Repurchase of stock	—	(42)	—
Net cash provided by financing activities	415,549	259,614	34,486
Net change in cash, cash equivalents, and restricted cash	$117,339	$200,274	$(57)
Cash, cash equivalents, and restricted cash, beginning of period	$207,453	$7,179	$7,236
Cash, cash equivalents, and restricted cash end of period	$324,792	$207,453	$7,179

Porch Group, Inc. Consolidated Statements of Cash Flows — Continued Years Ended December 31, 2021, 2020 and 2019 (all numbers in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures
Cash paid for interest	$2,662	$9,103	$3,466
Reduction of earnout liability due to a vesting event	$54,891	$—	$—
Non-cash consideration for acquisitions	$52,761	$9,295	$479
Conversion of redeemable convertible preferred stock warrants into common stock	$—	$11,029	$—
Earnout liability	$—	$50,238	$—
Private warrant liability	$—	$31,534	$—
Capital contribution from a shareholder - inducement to convert preferred stock to common	$—	$17,284	$—
Non-cash inducement to convert preferred stock to common	$—	$17,284	$—
Debt discount for warrants issued (non-cash)	$—	$1,215	$3,700
Cancelation of a convertible promissory note on divestiture of a business	$—	$2,724	$—
Conversion of debt to redeemable convertible preferred stock (non-cash)	$—	$1,436	$34,105
Capital contribution from a shareholder - guarantee of debt	$—	$300	$—

The accompanying notes are an integral part of these financial statements.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all numbers in thousands, except share amounts and unless otherwise stated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group,” “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to over 24,000 home services companies. The Vertical Software Segment provides software and services to home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, and others, and the Insurance Segment operates both as an insurance carrier underwriting home insurance policies, and as an agent selling home and auto insurance for over 20 major and regional insurance companies. The Insurance Segment also includes Porch’s warranty service offering.

Porch helps home service providers grow their business and improve their customer experience. In addition, through these relationships Porch gains access to homebuyers and is able to offer services to make the moving process easier, helping consumers save time and make better decisions about critical services, including insurance, warranty, moving, security, TV/Internet, home repair and improvement.

December 23, 2020 Merger

On July 30, 2020, Porch.com, Inc. (“Legacy Porch”) entered into a definitive agreement (as amended, the “Merger Agreement”) with PropTech Acquisition Corporation (“PTAC”), a special purpose acquisition company, whereby the parties agreed to merge, resulting in the parent of Porch.com, Inc. becoming a publicly listed company under the name Porch Group, Inc. This merger (the “Merger”) closed on December 23, 2020, and consisted of the following transactions:

●	Holders of 400 shares of PTAC Class A Common Stock exercised their redemption right to redeem those shares at a redemption price of $10.04. The shares were subsequently cancelled by PTAC. The aggregate redemption price was paid from PTAC’s trust account, which had a balance immediately prior to the Merger closing of approximately $173.1 million. After redemptions, 17,249,600 shares of PTAC Class A Stock remained outstanding. Upon consummation of the Merger, 4,312,500 PTAC Class B Common Stock converted into shares of PTAC Class A Common Stock on a one-for-one basis. 14,235,000 common stock warrants remained outstanding as a result of the merger. Of the outstanding warrants, 5,700,000 are private warrants and 8,625,000 are public warrants. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, commencing 30 days after the completion of the Merger, and expiring on December 23, 2025 which is five-years after the Merger.
●	Immediately prior to the Merger, (including as a result of the conversions described above and certain redemption of PTAC common stock immediately prior to the closing), there were 21,562,100 shares of PTAC Class A Common Stock issued and outstanding, which excludes the additional shares issued to Legacy Porch holders, and issuance of new shares to third-party investors, as further described below.
●	Immediately prior the Merger, 52,207,029 shares of Legacy Porch preferred stock were converted into 52,251,876 shares of Legacy Porch common stock. 4,472,695 outstanding in-the-money warrants to purchase common stock, 2,316,280 outstanding in-the-money warrants to purchase preferred stock, and 184,652 out-of-the-money warrants to purchase preferred stock were cancelled, pursuant to the terms of warrant cancellation agreements, resulting in the issuance of 5,126,128 shares of Legacy Porch common stock. 2,533,016 shares of Legacy Porch common stock were issued to extinguish 3,116,003 vested stock options and restricted stock units of non-employee or non-service provider holders.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

●	Immediately prior to the Merger, certain third-party investors (“PIPE Investors”), purchased 15,000,000 newly issued shares of Porch Group, Inc. common stock at a price of $10.00 per share in exchange for cash. Net proceeds from the additional offering were $141.8 million after the deduction of $8.2 million of direct offering costs.
●	PTAC issued 36,264,984 shares of PTAC Class A Common Stock and $30 million in exchange for all 83,559,663 vested and outstanding shares of Legacy Porch Common stock to complete the Merger. In addition, 5,000,000 “earnout” shares were issued to pre-closing holders of Legacy Porch common stock, employee or service provider holders of unvested Legacy Porch option and restricted stockholders, subject to vesting conditions. 1,000,000 restricted shares subject to the same were issued to the Chief Executive Officer of the Company subject to the same vesting condition as the “earnout” shares. An additional 150,000 shares were provided to service providers in exchange for services related to the transaction.
●	In connection with the Merger, PTAC changed its name to Porch Group, Inc. as a corporation formed under the laws of the State of Delaware named Porch Group, Inc. (hereafter referred to as “Porch”).
●	The aggregate proceeds from the PTAC trust account, net proceeds from the sale of the newly issued common stock to PIPE investors described above, and PTAC net working capital amount of $0.6 million were used to settle i) PTAC’s deferred offering costs of $6.0 million from its original public offering, and ii) $4.3 million of PTAC liabilities incurred prior to the Merger. After the transactions noted above, $305.1 million was available for use by Porch Group, Inc., prior to a $30 million distribution to pre-closing holders of Legacy Porch common stock, resulting in net assets available of $275.1 million.
●	In connection with the Merger, Porch incurred $30.8 million of transaction costs of which, $5.6 million were paid in cash. In addition, Porch issued 1,580,000 shares of common stock at a fair value of $23.3 million and 150,000 earnout shares at a fair value of $1.9 million as compensation for transaction services. Of the total amount, $27.0 million met the eligibility criteria to be charged against equity because the costs were incurred pursuant to an issuance of equity as part of the recapitalization. $3.8 million were recognized as expenses, as the costs were deemed related to the issuance private warrants and earnout shares which are liability classified financial instruments.
●	As a result of the foregoing transactions, $239.7 million was reflected as contributed capital on the Company’s consolidated statements of stockholders’ equity (deficit). Presented separately, the Company also assumed a $50.4 million non-cash liability associated with the earnout shares, and $34.0 million liability associated with the Private Warrants, both described above.
●	At the closing of the Merger, pre-closing holders of Legacy Porch common stock held approximately 55% of the issued and outstanding common stock shares of Porch.

Accordingly, the Merger transactions were treated as the equivalent of Porch.com, Inc. issuing stock for the net assets of PTAC. Consistent with SEC Topic 12, Reverse Acquisitions and Reverse Recapitalizations, the acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting control and operating control of the combined company. Therefore, the transaction is, in substance, a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Therefore, the net assets of PTAC as of December 23, 2020, were stated at historical cost, and no goodwill or other intangible assets were recorded.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

COVID-19 Update

The novel coronavirus disease 2019 (“COVID-19”) and the measures adopted by government entities in response to it have adversely affected Porch’s business operations beginning March of 2020. The impact of the COVID-19 pandemic and related government mitigation measures impaired Porch’s ability to conduct ordinary business activities during 2020, and there may continue to be some impairment for an indefinite period. The extent of the continuing impact of the COVID-19 pandemic on Porch’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on the Company’s customers, suppliers, and employees, all of which remain uncertain at this time. Porch expects the COVID-19 pandemic to continue to have an uncertain impact on future revenues and results of operations, but is unable to predict the size and duration of such impact.

Basis of Presentation

The consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of adjustments related to unrealized gains and losses on available-for-sale securities.

Reclassifications

Certain reclassifications to 2020 and 2019 balances were made to conform to the current period presentation in the consolidated statements of operations and consolidated statement of cash flows.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, estimated variable consideration for services performed, estimated lifetime value of the commissions, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, are evaluated by management. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the consolidated financial statements.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit and fixed-maturity securities, as well as receivable balance in the course of collection.

The Company’s insurance carrier subsidiary has exposure and remains liable in the event of an insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer base companies. Five reinsurers represented more than 10% individually, and 68% in aggregate, of the Company’s insurance subsidiary’s total reinsurance receivables as of December 31, 2021.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Substantially all of the Company’s insurance-related revenues in the Insurance segment are derived from customers in Texas (which represent approximately 61% of such revenues in 2021), South Carolina, North Carolina, Georgia, Virginia and Arizona, which could be adversely affected by economic conditions, an increase in competition, or environmental impacts and changes.

No individual customer represented more than 10% of the Company’s total revenue for the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021 and 2020, no individual customer accounted for 10% or more of the Company’s total accounts receivable.

As of December 31, 2021, the Company held approximately $262.4 million of cash with one U.S. commercial bank.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash equivalents as of December 31, 2021 includes $0.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.9 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty five states, $0.3 million of customer deposits, and $2.6 million related to acquisition indemnifications in escrow accounts, of which $0.5 million is recorded in non-current assets. Restricted cash as of December 31, 2020 includes $8.4 million related to the Paycheck Protection Program Loans held in escrow with a commercial bank (see Note 7) and a $3.0 million minimum cash balance required by the Company’s senior secured lender.

The reconciliation of cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	December 31, 2021	December 31, 2020

Cash and cash equivalents	$315,741	$196,046
Restricted cash and restricted cash equivalents - current	8,551	11,407
Restricted cash and restricted cash equivalents - non-current	500	—
Cash, cash equivalents and restricted cash	$324,792	$207,453

Investments

The Company’s investments are primarily comprised of short-term certificates of deposit, U.S. Treasury, corporate and municipal bonds and notes, and mortgage-backed securities and are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) (“AOCI”). Investments are classified as current or non-current based upon the remaining maturity of the investment. Amortization of premium and accretion of discount are computed using the effective interest method. The amortization of discounts and premiums on mortgage-backed securities takes into consideration actual and future estimated principal prepayments. The Company utilizes estimated prepayment speed information obtained from published sources. The effects of the yield of a security from changes in principal prepayments are recognized prospectively. The degree to which a security is susceptible to yield adjustments is influenced by the difference between its carrying value and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment, and the repayment priority for structured securities.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The Company evaluates whether declines in the fair value of its investments below amortized cost are other-than-temporary. This evaluation includes the Company’s ability and intent to hold the security until an expected recovery occurs, the severity and duration of the unrealized loss, as well as all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts, when developing estimates of cash flows expected to be collected.

Realized gains and losses on sales of investments are determined using the specific-identification method.

The following table presents investments pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.

December 31, 2021
Certificates of deposit	$2,164
U.S. Treasury notes	1,276
$3,440

$1.3 million of pledged certificates of deposit are included in short-term investments, and $1.3 million of pledged U.S. Treasury notes and $0.9 million of pledged certificates of deposit are included in long-term investments, on the accompanying consolidated balance sheet as of December 31, 2021.

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers and other corporate partnerships, as well as credit card receivables. The Company estimates allowances for uncollectible receivables based on the credit worthiness of its customers, historical trend analysis and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at December 31, 2021 and 2020, was $0.4 million and $0.5 million, respectively.

Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected. The Company records the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.

Deferred Policy Acquisition Costs

The Company capitalizes deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Company’s insurance subsidiary of new or renewal insurance contracts. DAC are amortized to expense on a straight-line basis over the terms of the policies to which they relate, which is generally one year. The amortization of DAC is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of December 31, 2021, DAC of $4 million is included in prepaid expenses and other current assets.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Changes in DAC for the period since the acquisition date of April 5, 2021 are as follows:

2021
Deferred policy acquisition costs balance at April 5	$—
Capitalized costs	51,795
Amortized costs	(18,781)
Deferred policy acquisition costs at December 31, 2021 (gross)	33,014
Ceded deferred policy acquisition costs	(29,026)
Deferred policy acquisition costs at December 31, 2021 (net)	$3,988

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

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the consolidated statements of operations in the period of disposition. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

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

Goodwill and Intangible Assets

The Company tests goodwill for impairment for each reporting unit on an annual basis, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the Company performs a quantitative assessment. If a quantitative goodwill impairment assessment is performed, the Company utilizes a combination of the market and income valuation approaches.

If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the reporting unit is less than its carrying value. The Company has selected October 1 as the date to perform its annual impairment test. There were no goodwill impairment losses recorded during the years ended December 31, 2021, 2020 and 2019.

Intangible assets consist of acquired customer relationships, technology, trademarks and trade names, renewal rights, insurance licenses, value of businesses acquired, and related assets that are amortized over their estimated useful lives. Certain intangible assets are considered to have indefinite lives. We test indefinite-lived intangible assets for

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

impairment annually on the first day of our third quarter and whenever events or circumstances arise that indicate an impairment may exist. There were no impairment losses recorded during the years ended December 31, 2021, 2020 and 2019.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property, equipment, software and amortizing intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. Losses due to impairment of long-lived assets totaled $0.6 million, $0.6 million and $1.1 million during 2021, 2020 and 2019, respectively, and are included in product and technology expense in the consolidated statements of operations.

Losses and Loss Adjustment Expenses Reserves

The liability for losses and loss adjustment expenses (“LAE”) is an estimate of the amounts required to cover known incurred losses and LAE, and is developed through the review and assessment of loss reports, along with the analysis of known claims. These reserves include management’s estimate of the amounts for losses incurred but not reported (“IBNR”), based on evaluation of overall loss reporting patterns as well as the loss development cycles of individual claim cases. Although management believes that the balance of these reserves is adequate, as such liabilities are necessarily dependent on estimates, the ultimate expense may be more or less than the amounts presented. The approach and methods for developing these estimates and for recording the resulting liability are continually reviewed. Any adjustments to this reserve are recognized in the consolidated statements of operations. Losses and LAE, less related reinsurance are charged to expense as incurred.

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Other Insurance Liabilities, Current

The following table details the components of other insurance liabilities, current in the consolidated balance sheets:

December 31, 2021
Ceded reinsurance premiums payable	$22,523
Funds held under reinsurance treaty	2,206
Commissions payable, reinsurers and agents	10,697
General and accrued expenses payable	321
Advance premiums	4,277
Other insurance liabilities, current	$40,024

Earnout Shares

Upon the Merger, 6,000,000 restricted common shares, subject to vesting and cancellation provisions, were issued to holders of pre-Merger Porch common stock (the “earnout shares”). The earnout shares were issued in three equal tranches with separate market vesting conditions prior to the third anniversary of the Merger. One-third of the earnout shares met the market vesting condition when the Company’s common stock had a closing price of greater than or equal to $18.00 over 20 trading days within a thirty-consecutive trading day period in the first quarter of 2021. An additional third vested when the Company’s common stock had a closing price of greater than or equal to $20.00 over the same measurement criteria in the fourth quarter of 2021 (see Note 9). The final third will vest when the Company’s common stock has a closing price of greater than or equal to $22.00 over the same measurement criteria. Additional earnout shares may also be issued to earnout stockholders, on a pro rata basis, depending on forfeitures of employee earnout shares that are subject to a continued service vesting condition (see Note 9).

The earnout shares are accounted for as a derivative financial instrument, which is classified as a liability and periodically measured at fair value, with changes in fair value recognized in the consolidated statements of operations. Note 4 denotes the beginning and ending balances of the earnout share liability, and activity recognized during the period.

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

Effective January 1, 2019, the Company’s revenue recognition policy for non-insurance contracts follows guidance from ASC 606, Revenue from Contracts with Customers, which resulted in a $0.5 million adjustment to accumulated deficit.

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

The Company identifies performance obligations in its contracts with customers, which primarily include delivery of homeowner leads and commissions from third-party insurance and warranty carriers (Core Services Revenue), performance of home project and moving services (Managed Services Revenue), and providing access to the Company’s software platforms (Software Subscription Revenue). The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied.

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

Revenue generated from Service Providers is recognized at a point in time upon the connection of a homeowner to the Service Provider, at which point the Company’s performance obligation has been satisfied. The transaction price is generally either a fixed price per qualifying lead or activated service, (fixed consideration) or a percentage of the revenue the Service Provider ultimately generates through the homeowner connection (variable consideration). When the transaction price is variable, the transaction price is constrained and limited to an amount the Company believes is not probable of significant reversal.

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

In January 2020, the Company, through its wholly owned subsidiary and licensed insurance agency, Elite Insurance Group (“EIG”), began selling homeowner and auto insurance policies for third-party insurance carriers. The transaction price for these arrangements is the estimated lifetime value (“LTV”) of the commissions to be paid by the third-party carrier for the policies sold. The LTV represents fixed first-year commission upon sale of the policy as well as the estimated variable future renewal commissions expected. The Company constrains the transaction price based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. After a policy is sold for an insurance carrier, the Company has no additional or ongoing contractual obligation to the policyholder or insurance carrier.

The Company estimates LTV each period by evaluating various factors, including commission rates for specific carriers and estimated average plan duration based on insurance carrier and market data related to policy renewals for similar insurance policies. Management reviews and monitors changes in the data used to estimate LTV as well as the cash received for each policy type compared to original estimates. If the identifies changes that it believes are indicative of an increase or decrease to prior period LTVs, the Company will update its estimates of variable consideration. There were no changes to the estimated variable consideration for the periods presented.

Starting in April 2021, through the newly acquired Homeowners of America Holding Corporation and its subsidiaries (collectively, “ HOA”), the Company is authorized to write various forms of homeowners insurance. Insurance-related revenues included in Core Services Revenue primarily relate to premiums, policy fees, ceding commissions and reinsurance profit share. Premiums are recognized as revenue over the policy term. The portion of premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies, is deferred and reported as deferred revenue.

Policy fees include application fees, which are intended to offset the costs incurred in establishing the insurance policy. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written.

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

Starting in September 2021, through the newly acquired American Home Protect (“AHP”), the Company is a provider of whole home warranty policies across the United States. AHP’s warranty policies typically cover a three-year period. Revenue for these policies is recognized over the actual warranty coverage period for each individual policy.

Managed Services Revenue

Managed services revenue includes fees earned from providing a variety of services directly to the homeowner, including handyman and moving services. The Company generally invoices for managed services projects on a fixed fee or time and materials basis as contractually agreed-upon with the end customer (e.g., the transaction price). Revenue is recognized as services are performed based on an output measure of progress, which is generally over a short duration (e.g., same day). Fees earned for providing managed services projects are non-refundable and there is generally no right of return.

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

Software and Service Subscription Revenue

Software and Service Subscription Revenue is primarily generated from the vertical software services provided to home inspectors, roofing companies, title insurance companies, mortgage companies, and other home services companies. The Company does not provide the customer with the right to take possession of any part of the software supporting the cloud-based application services. The Company also provides certain data analytics, transaction monitoring and marketing services under subscription contracts. The Company’s typical subscription contracts are monthly contracts in which pricing is based on a specified volume of activity completed through the software. Fees earned for providing access to the subscription software and services are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the subscription software and services during the contract term.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year, which generally consist of sales commissions to employees. As of December 31, 2021, the Company had $0.4 million of capitalized costs in prepaid expenses and other current assets, and $0.4 million in other assets on the consolidated balance sheets.

The capitalized contract costs are amortized over an estimated period of benefit. $0.1 million of amortization of capitalized costs for the year ending December 31, 2021, was recorded as a component of selling and marketing expenses in the accompanying consolidated statements of operations.

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Cost of Revenue

Cost of revenue primarily consists of third-party providers for moving labor and services under the Managed Services model, insurance claims losses and loss adjustment expenses including warranty claims, data costs related to marketing campaigns, certain call center costs, credit card processing and merchant fees and operational cost of SaaS businesses.

Product and Technology Development

Product and technology development costs primarily include payroll, employee benefits, stock-based compensation expense, other headcount-related costs associated with product development, net of costs capitalized as internally developed software, cloud computing, hosting and other technology costs, software subscriptions, professional services, and amortization of internally developed software.

Advertising

Advertising costs are expensed as incurred. During the years ended December 31, 2021, 2020 and 2019, the Company incurred $3.6 million, $2.2 million, and $3.7 million in advertising costs, respectively. Advertising costs are included in selling and marketing expenses in the Company’s consolidated statements of operations.

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

Stock-Based Compensation

The Company issues stock-based compensation to employees and nonemployees in the form of stock options and restricted stock awards, including market-based restricted stock awards. The fair value of stock options is based on the date of the grant using the Black-Scholes option pricing model. The awards are accounted for by recognizing the fair value of the related award over the requisite service period, which is generally the vesting period. The awards are generally expensed on a straight-line basis, except for awards with performance or market conditions which are expensed on a graded vesting basis. Forfeitures are accounted for when they occur. The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the grant date. The value of market based restricted stock units is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Warrants

Upon completion of the Merger with PTAC on December 23, 2020, the Company assumed 8,625,000 public warrants and 5,700,000 private warrants to purchase an aggregate 14,325,000 shares of common stock, which were outstanding as of December 31, 2020. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, commencing 30 days after the completion of the Merger, and expiring on December 23, 2025 which is five years after the Merger.

The Company accounts for warrants as either equity-classified or liability classified instruments based on an assessment of the warrant’s specific terms. For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as a liability at their initial fair value, and then are remeasured as of each balance sheet date thereafter. Changes in the estimated fair value of the liability for warrants are recognized as a non-cash gain or loss on the consolidated statements of operations in the period in which the change occurred. The fair value of the private warrants is estimated at period-end using a Black-Scholes-Merton option pricing model. The use of the Black-Scholes model requires significant estimates including an estimate of the expected volatility. Our public warrants meet the criteria for equity classification and accordingly, are reported as component of stockholders’ equity while our private warrants do not meet the criteria for equity classification and are thus classified as a liability.

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

Other income (expense), net

The following table details the components of other income (expense), net on the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Loss on remeasurement of debt	$—	$(895)	$(6,159)
Loss on remeasurement of Legacy Porch warrants	—	(2,584)	(2,090)
Transaction costs - recapitalization	—	(3,974)	—
Gain on settlement of accounts payable	175	796	735
Other, net	165	(274)	30
	$340	$(6,931)	$(7,484)

Emerging Growth Company Status

The Company was an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In accordance with the JOBS Act, the Company previously elected to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company met certain thresholds for qualification as a “large accelerated filer” as

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Therefore, the Company no longer has EGC status as of December 31, 2021.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Additionally, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 in April 2019 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief in May 2019. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since as of December 31, 2021 the Company no longer qualifies as an EGC, it no longer qualifies for the deferral of the effective date available for EGCs. As such the Company adopted the standard by using the modified retrospective method, effective as of January 1, 2021, and reflected the impact in its financial statements for the year ended December 31, 2021. The impact of the adoption on the consolidated balance sheets, statements of operations, and statements of cash flows was immaterial.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations related to their leasing arrangements. This comprehensive new standard amends and supersedes existing lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. Lease expense continues to be recognized in a manner similar to legacy U.S. GAAP. The Company adopted the new lease standard effective as of January 1, 2021, using the optional transition method to the modified retrospective approach. Under this transition provision, results for reporting periods beginning on January 1, 2021 are presented under Topic 842, while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under Topic 840, and as a result, the consolidated balance sheet as of December 31, 2021 is not comparable with that of December 31, 2020. The adoption of Topic 842 did not have a material impact on the interim periods of 2021.

To reduce the burden of adoption and ongoing compliance with Topic 842, a number of practical expedients and policy elections are available under the new guidance. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, did not require reassessment of whether contracts

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

entered into prior to adoption are or contain leases, and allowed carryforward of the historical lease classification for existing leases. The Company has not elected to adopt the “hindsight” practical expedient, and therefore measured the ROU asset and lease liability using the remaining portion of the lease term at adoption on January 1, 2021.

The Company made an accounting policy election under Topic 842 not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or January 1, 2021 for existing leases upon the adoption of Topic 842). The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes in index and other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. Payments for terminating the lease are included in the lease payments only when it is probable they will be incurred.

The Company’s leases may include a non-lease component representing additional services transferred to the Company, such as common area maintenance for real estate. The Company made an accounting policy election to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. Non-lease components that are variable in nature are recorded in variable lease expense in the period incurred.

The Company uses its incremental borrowing rate to determine the present value of lease payments, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment. Judgement is applied in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.

Adoption of Topic 842 resulted in the recording of ROU assets and lease liabilities related to the Company’s operating leases of approximately $1.3 million and $1.4 million, respectively, on January 1, 2021. The adoption of the new lease standard did not materially impact our consolidated net loss or consolidated cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The amendments of this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606. The amendments of this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years. The ASU clarifies that early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company plans to early adopt this ASU as of January 1, 2022 and will apply the guidance prospectively for business combinations that occur after the adoption date. Therefore, the adoption will have no impact to the existing consolidated balance sheets, statements of operations, and statements of cash flows.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

2. Revenue

Disaggregation of Revenue

Total revenues consisted of the following:

	2021	2020	2019
Core services revenue	$98,275	$53,048	$49,449
Managed services revenue	37,154	11,579	21,888
Software and service subscription revenue	57,004	7,672	6,258
Total revenue	$192,433	$72,299	$77,595

Revenue from Divested Businesses

There were no divestitures in 2021. Total revenue reported includes revenue from divested businesses of $4.3 million and $18.3 million in 2020 and 2019, respectively.

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

Contract Assets —Insurance Commissions Receivable

A summary of the activity impacting the contract assets is presented below:

Contract Assets
Balance at December 31, 2019	$—
Estimated lifetime value of insurance policies sold by carriers	4,313
Cash receipts	(784)
Balance at December 31, 2020	3,529
Estimated lifetime value of insurance policies sold by carriers	8,089
Cash receipts	(2,234)
Balance at December 31, 2021	$9,384

As of December 31, 2021, $1.9 million of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the consolidated balance sheets. The remaining $7.5 million of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the consolidated balance sheets.

Contract Liabilities — Refundable Customer Deposits

In September 2019, the Company entered into a Lead Buyer Agreement with a customer (“Buyer”) that provides residential security systems. Under the Lead Buyer Agreement, the Buyer pays the Company a referral fee for leads resulting in completed installations of certain residential security systems. At inception of this agreement, the Buyer made a prepayment of $7,000, which is to be credited over the term from October 2019 to September 2022, from earned

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

referral fees for leads provided by the Company. In December 2021, the Company repaid the remainder of the Lead Buyer Agreement contract balance.

In September 2021, in conjunction with the acquisition of AHP, the Company recorded $14.9 million in refundable customer deposits related to amounts received in advance of warranty services provided. The remaining $0.8 million related to other acquisitions.

A summary of the activity impacting the contract liabilities is presented below:

Contract
Liabilities
Balance at January 1, 2019	$—
Additions to contract liabilities - prepayment	7,000
Additions to contract liabilities – significant financing component interest	152
Contract liabilities transferred to revenue	(878)
Balance at December 31, 2019	6,274
Additions to contract liabilities	—
Additions to contract liabilities – significant financing component interest	440
Contract liabilities transferred to revenue	(3,521)
Balance at December 31, 2020	3,193
Additions to contract liabilities	3,403
Additions to contract liabilities – significant financing component interest	163
Contract liabilities transferred to revenue	(6,250)
Repayment of contract liability	(887)
Impact of acquisitions	15,652
Balance at December 31, 2021	$15,274

As of December 31, 2021, $15.3 million in contract liabilities are included in current refundable customer deposits on the consolidated balance sheets because the policy holder may cancel the policy at any time and receive a pro-rated refund. If the policies are not canceled, the balance is expected to be transferred to revenue over the term of the policies, which is on average 19 months.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Deferred Revenue

A summary of the activity impacting deferred revenue is presented below:

	Vertical Software	Insurance	Total
	Deferred Revenue	Deferred Revenue	Deferred Revenue
Balance at January 1, 2019	$4,553	$—	$4,553
Adoption of ASC 606	(940)	—	(940)
Revenue recognized	(7,490)	—	(7,490)
Additional amounts deferred	6,686	—	6,686
Impact of acquisitions	670	—	670
Impact of divestitures	(146)	—	(146)
Balance at December 31, 2019	3,333	—	3,333
Revenue recognized	(4,923)	—	(4,923)
Additional amounts deferred	6,602	—	6,602
Impact of acquisitions	196	—	196
Balance at December 31, 2020	5,208	—	5,208
Revenue recognized(1)	(8,103)	(230,616)	(239,942)
Additional amounts deferred	5,539	286,292	293,054
Impact of acquisitions	1,170	141,595	142,765
Balance at December 31, 2021	$3,814	$197,271	$201,085

(1)	In the table above, revenue recognized on earned premiums related to our insurance segment are presented excluding the impact of ceded premiums. On the Statement of Operations earned premiums are presented net of ceded premiums of $199.4 million.

Remaining Performance Obligations

Contracts with customers include $3.8 million allocated to performance obligations that will be satisfied at a later date. These amounts primarily include performance obligations that are recorded in the consolidated balance sheets as deferred revenue. The amount of transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the consolidated balance sheets, is immaterial as of December 31, 2021 and 2020.

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

3. Investments

The following table provides the Company’s investment income, and realized gains on investments in 2021:

Investment income, net of investment expenses	$768
Realized gains on investments	62
Realized losses on investments	(129)
Investment income and realized gains, net of investment expenses	$701

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table provides the amortized cost, fair value and unrealized gains and (losses) of the Company’s investment securities:

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$5,452	$1	$(36)	$5,417
Obligations of states, municipalities and political subdivisions	8,913	21	(84)	8,850
Corporate bonds	31,491	89	(155)	31,425
Residential and commercial mortgage-backed securities	14,387	34	(139)	14,282
Other loan-backed and structured securities	7,637	5	(41)	7,601
Total debt securities	$67,880	$150	$(455)	$67,575

The amortized cost and fair value of securities at December 31, 2021, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$8,043	$8,026
Due after one year through five years	21,055	20,906
Due after five years through ten years	14,959	14,939
Due after ten years	1,799	1,821
Residential and commercial mortgage-backed securities	14,387	14,282
Other loan-backed and structured securities	7,637	7,601
Total	$67,880	$67,575

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Securities with gross unrealized loss position at December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At December 31, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(36)	$5,007	$—	$—	$(36)	$5,007
Obligations of states, municipalities and political subdivisions	(84)	4,292	—	—	(84)	4,292
Corporate bonds	(155)	15,446	—	—	(155)	15,446
Residential and commercial mortgage-backed securities	(139)	9,687	—	—	(139)	9,687
Other loan-backed and structured securities	(41)	6,818	—	—	(41)	6,818
Total securities	$(455)	$41,250	$—	$—	$(455)	$41,250

At December 31, 2021, there were 358 securities in an unrealized loss position. Of these securities, there were none that had been in an unrealized loss position for 12 months or longer.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at December 31, 2021.

4. Fair Value

The following table details the fair value measurements of liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2021
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$17,318	$—	$—	$17,318
Debt securities:
U.S. Treasuries	5,417	—	—	5,417
Obligations of states and municipalities	—	8,850	—	8,850
Corporate bonds	—	31,425	—	31,425
Residential and commercial mortgage-backed securities	—	14,282	—	14,282
Other loan-backed and structured securities	—	7,601	—	7,601
	$22,735	$62,158	$—	$84,893
Liabilities
Contingent consideration - business combinations	$—	$—	$9,617	$9,617
Contingent consideration - earnout	—	—	13,866	13,866
Private warrant liability	—	—	15,193	15,193
	$—	$—	$38,676	$38,676

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

Contingent Consideration – Business Combinations

The Company estimated the fair value of the business combination contingent consideration that is triggered by EBITDA or revenue milestones, which related to certain 2021 acquisitions, using the Monte Carlo simulation method. The fair value of $0.3 million as of December 31, 2021, is based on the simulated revenue and net income (loss) of the Company over the maturity date of the contingent consideration.

The Company estimated the fair value of the business combination contingent consideration that is triggered by stock price milestones, which related to certain 2020 and 2021 acquisitions, using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of December 31, 2021, the key inputs used in the determination of fair value of $9.3 million included the volume weighted average price of $16.37, strike price of $36.00, discount rate of 7% and volatility of 60%. As of December 31, 2020, the key inputs used in the determination of the fair value of $1.7 million included price of $14.27, strike price of $20.00, discount rate of 9% and volatility of 60%. In the fourth quarter of 2021, the target stock price milestone for one of the 2020 acquisitions was met and a $1.7 million gain equal to the fair value of the contingent consideration was recognized in general and administrative expense on the consolidated statements of operations.

The Company estimated the fair value of the 2018 business combination contingent consideration using a variation of the income approach known as the real options method. The fair value is based on the present value of the contingent payments to be made using a weighted probability of possible payments. In January 2021, the 2018 business combination contingent consideration was settled in full for a cash payment of $2.1 million. As of December 31, 2020, the key inputs used in the determination of fair value of $1.8 million include projected revenues and expenses, discount rate of 9.96% to 9.98%, revenue volatility of 18.0% and weighted-average cost of capital of 21.5%.

Contingent Consideration - Earnout

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by the certain employee forfeitures. As of December 31, 2021, the key inputs used in the determination of the fair value included exercise price of $22.00, volatility of 65%, forfeiture rate of 15% and stock price

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

of $15.59. As of December 31, 2020, the key inputs used in the determination of the fair value included exercise price of $18.00, $20.00 and $22.00, volatility of 60%, forfeiture rate of 16% and stock price of $14.27.

Private Warrants

The Company estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of December 31, 2021, the key inputs used in the determination of the fair value included exercise price of $11.50, expected volatility of 60%, remaining contractual term of 3.98 years, and stock price of $15.59. As of December 31, 2020, the key inputs used in the determination of the fair value included exercise price of $11.50, expected volatility of 35%, remaining contractual term of 4.98 years, and stock price of $14.27.

Redeemable Convertible Preferred Stock Warrants

The Company’s redeemable convertible preferred stock warrants are valued using key equity indicators and are classified within Level 3 of the fair value hierarchy. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate. All redeemable convertible preferred stock warrants that were issued prior to the Merger were canceled in exchange of common stock at the closing of the Merger on December 23, 2020. See Note 8.

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2021	$50,238	$3,549	$31,534
Additions	—	10,374	—
Settlements	(54,891)	(2,062)	(31,730)
Change in fair value, loss (gain) included in net loss(1)	18,519	(2,244)	15,389
Fair value as of December 31, 2021	$13,866	$9,617	$15,193

	Redeemable			Contingent
	Convertible		Contingent	Consideration -	Private
	Preferred Stock		Consideration -	Business	Warrant
	Warrants	FVO Notes	Earnout	Combinations	Liability
Fair value as of January 1, 2020	$6,684	$11,659	$—	$100	$—
Additions	1,762	—	50,238	1,749	33,961
Settlements	(11,030)	(8,698)	—	—	—
Change in fair value, loss (gain) included in net loss(1)	2,584	895	—	1,700	(2,427)
Gain on extinguishment of debt	—	(3,856)	—	—	—
Fair value as of December 31, 2020	$—	$—	$50,238	$3,549	$31,534

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

	Redeemable		Contingent
	Convertible		Consideration -
	Preferred Stock		Business
	Warrants	FVO Notes	Combinations
Fair value as of January 1, 2019	$436	$—	$400
Additions	6,651	5,500	—
Settlements	(2,493)	—	—
Change in fair value, loss (gain) included in net loss(1)	2,090	6,159	(300)
Fair value as of December 31, 2019	$6,684	$11,659	$100

(1)	Changes in fair value of redeemable convertible preferred stock warrants and FVO Notes are included in other income (expense), net, and changes in fair value of contingent consideration are included in general and administrative expenses in the consolidated statements of operations.

Fair Value Disclosure

As of December 31, 2021, the fair value of the convertible senior notes is $400.4 million. The fair value of other debt approximates the unpaid principal balance and is considered a Level 3 measurement. See Note 7.

5. Property, Equipment, and Software

Property, equipment, and software net, consists of the following:

	December 31,
	2021	2020
Software and computer equipment	$7,287	$1,381
Furniture, office equipment, and other	2,006	567
Internally developed software	13,102	10,741
Leasehold improvements	2,191	1,112
	24,586	13,801
Less: Accumulated depreciation and amortization	(17,920)	(9,208)
Property, equipment, and software, net	$6,666	$4,593

Depreciation and amortization expense related to property, equipment, and software was $4.4 million, $3.8 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization.

Intangible assets consist of the following as of December 31, 2021:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	9.0	$56,810	$(6,760)	$50,050
Acquired technology	5.0	48,135	(10,095)	38,040
Trademarks and tradenames	12.0	25,389	(2,587)	22,802
Non-compete agreements	2.0	450	(251)	199
Value of business acquired	1.0	400	(294)	106
Renewal rights	6.0	9,734	(811)	8,923
Trademarks and tradenames	Indefinite	4,750	—	4,750
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$150,628	$(20,798)	$129,830

Intangible assets consist of the following as of December 31, 2020:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	7.0	$8,440	$(2,173)	$6,267
Acquired technology	6.0	12,170	(5,481)	6,689
Trademarks and tradenames	9.0	3,688	(893)	2,795
Non-compete agreements	2.0	225	(15)	210
Total intangible assets		$24,523	$(8,562)	$15,961

Aggregate amortization expense related to intangibles was $12.3 million, $2.9 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
2022	$21,419
2023	20,773
2024	19,722
2025	16,648
2026	8,718
Thereafter	32,840
$120,120

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Goodwill

The following tables summarize the changes in the carrying amount of goodwill:

Goodwill
Balance as of January 1, 2019	$21,305
Acquisitions	916
Divestitures	(3,657)
Purchase price adjustments	(290)
Balance as of December 31, 2019	18,274
Acquisitions	10,176
Divestitures	(161)
Balance as of December 31, 2020	28,289
Acquisitions	197,365
Balance as of December 31, 2021	$225,654

7. Debt

At December 31, 2021, debt was comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$425,000	$—	$(10,785)	$414,215
Other notes	600	(80)	—	520
	$425,600	$(80)	$(10,785)	$414,735

At December 31, 2020, debt was comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
1.0% promissory notes, due 2022	$8,317	$—	$—	$8,317
11.05% term loan, due 2024	41,764	(2,686)	(29)	39,049
Other notes	750	(133)	—	617
	$50,831	$(2,819)	$(29)	$47,983

Minimum principal payment commitments as of December 31, 2021, are as follows:

Principal
Payments
2022	$150
2023	150
2024	150
2025	150
2026	425,000
Thereafter	—
$425,600

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

The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.0027 per share of common stock (the “Conversion Rate”). The Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. The Company may settle the conversion option obligation with cash, shares of the Company’s common stock, or any combination of cash and shares of the Company’s common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026 only under the following circumstances:

●	during any fiscal quarter commencing after the calendar quarter ending on December 31, 2021, if the Company’s common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
●	during the five business days after any five consecutive trading days in which the trading price per $1,000 2026 Notes was less than 98% of the product of the closing sale price of the Company’s common stock and the then current conversion rate;
●	upon the occurrence of certain corporate actions;
●	upon the occurrence of a fundamental change, a make-whole fundamental change or any share exchange event; or
●	prior to the related redemption date if the Company elects to exercise the company call option.

Upon the occurrence of a make-whole fundamental change or the exercise of the Company’s redemption option, the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 52.9941 shares of common stock per $1,000 principal amount of the 2026 Notes). As of December 31, 2021, none of the conditions of the 2026 Notes to early convert have been met.

As discussed in Note 1, the Company early adopted ASU No. 2020-06 as of January 1, 2021 and concluded that the 2026 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Debt issuance costs

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

were recorded as a direct deduction from the related liability in the consolidated balance sheets and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 1.3%.

Interest expense recognized related to the 2026 Notes was approximately $1.6 million for the year ended December 31, 2021, and comprised of contractual interest expense and amortization of debt issuance costs.

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

The Company paid an aggregate amount of $52.9 million for the capped calls. The maximum number of shares of Company’s common stock that can be purchased by the Company under the capped call (assuming no adjustment event) is 5,736,869. The capped call transactions do not meet the criteria for accounting as a derivative as they are indexed to the Company’s stock. As such, the cost of the capped calls is recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

Senior Secured Term Loans

During 2019, the Company obtained a $40 million secured term loan, which required interest-only payments until December 1, 2020, or until December 1, 2021, if the Company met certain revenue requirements, followed by equal monthly payments of principal and interest through maturity on December 4, 2023. The loan also included a final payment fee of $500. The stated interest rate in the loan was equal to the Base Rate plus 4.00%. The Base Rate was equal to the greater of i) the highest prime rate plus 5% and ii) the highest three-month LIBOR rate plus 2.5%. On May 26, 2020, the loan agreement was amended to include interest paid in-kind (“PIK”) at a per annum rate of (A) from the period beginning April 2, 2020 through May 15, 2020, 2.00% and (B) at all times thereafter 1%.

In May 2020, the Company was required to use $2.5 million of the proceeds received from the Sale of Serviz (See Note 12) to pay down the term loan, resulting in an outstanding original principal balance of $37.5 million.

In July 2020, the Company refinanced the lending arrangement by entering into a Loan and Security Agreement with Runway Growth Credit Fund, Inc. (“Runway Loan”) in the amount of $40.0 million, with two additional co- lenders providing an aggregated $7.0 million in loan proceeds. Two of the co-lenders were the Company’s existing senior secured lenders with a $37.6 million loan balance outstanding at the time of the refinance. The amendments to the loan agreements with the existing senior secured lenders represent a modification of previously outstanding senior secured loans. Unamortized deferred issuance costs associated with the existing lending arrangement were reduced proportionately with the reduction in principal balances for existing senior secured lenders, resulting in interest expense of $0.8 million. The new loan, which totaled $47.0 million, was used to pay off the existing $37.5 million loan.

The Runway Loan was a first lien loan secured by any and all properties, rights and assets of the Company with a maturity date of July 22, 2024. Interest is payable monthly in arrears at a variable rate of interest based on the greater of 0.55% or LIBOR rate (as defined therein) plus an applicable margin of 9.05% plus 2% of PIK interest. As of December 31, 2020, the calculated interest rate is 11.05%. Principal payments are required beginning on August 15, 2022 in equal monthly instalments through the maturity date. A prepayment fee of 2%, 1.5%, 1% or 0.5% of the outstanding loan

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

amount is due if the loan is repaid prior to the 1st, 2nd, 3rd or 4th anniversary date, respectively. There is a final payment fee of $1.6 million or 3.5% of any partial payment, which is reflected as a discount on the loan and is accreted to interest expense using the effective interest method over the term of the loan or until extinguishment of the related loan. Upon a default, the loan is immediately due and payable and bears interest at 5% higher than the applicable loan interest rate. The financial covenants require the Company to maintain a minimum level of cash at $3.0 million, minimum revenue of $15.4 million in the quarter ended December 31, 2020, and 80% of projected revenue in all future quarters.

The Company issued warrants to purchase redeemable convertible preferred stock in connection with the establishment or amendment of lending arrangements. The grant date fair value of the warrants issued in connection with the establishment of the Runway Loan was $1.2 million, which was deducted from the face value of the loan and is accreted to interest expense using the effective interest method over the term of the loan, or until extinguishment of the related loan.

Based on the amount of cash available upon completion of the Merger on December 23, 2020, in accordance with the agreement’s terms, $7.1 million of the outstanding principal balance of the Runway Loan was required to be repaid, plus interest and prepayment fees of $0.4 million. Following this repayment, the carrying value of the Runway Loan as of December 31, 2020 is $39.0 million. As of December 31, 2020, the Company was in compliance with all covenants of the Runway Loan.

In January 2021, the Company entered into an amendment to the Loan and Security Agreement, dated as of July 22, 2020 (as amended, the “Runway Loan Agreement”), with Runway Growth Credit Fund, Inc., as agent for a syndicate of lenders, with a maturity date of December 15, 2024.

In conjunction with the issuance of 2026 Notes described above, all outstanding obligations under the Runway Loan Agreement were repaid. These included the outstanding principal of $40.0 million, $2.3 million of final prepayment fees, and $0.5 million of interest and legal fees. A loss on extinguishment of $3.1 million was recorded.

Pre-2020 Convertible Promissory Notes

In connection with a November 2018 acquisition, the Company issued convertible promissory notes payable to the sellers for an aggregate principal of $7.3 million. These convertible promissory notes bore interest at 4.5% per annum for the first year and 10% per annum thereafter. Upon completion of the Merger on December 23, 2020, the outstanding principal balance of $7.3 million and unpaid interest of $0.5 million was paid in full, resulting on a trivial loss on extinguishment.

In connection with a July 2018 acquisition, the Company assumed two convertible promissory notes with an aggregate principal balance of $1.7 million and an interest rate of 3.5% per annum. On February 28, 2020, one of the convertible promissory notes with a principal balance of $1.4 million and a carrying value of $1.2 million converted into 198,750 shares of Series C preferred stock. Holders also received 73,538 common stock warrants. A loss on debt extinguishment of $0.2 million was recorded to account for the unamortized discount at the time of conversion. Upon completion of the Merger on December 23, 2020, the remaining principal and of $0.3 million and unpaid interest of $0.1 million were paid in full, resulting on a loss on extinguishment of $0.3 million.

During 2019, the Company issued convertible promissory notes with an aggregate original principal balance of $21.6 million, an interest rate of 10%, and original maturity dates ranging from January 24, 2020 to December 31, 2020.

Based on the terms of the convertible promissory notes, the Company may elect on each applicable interest payment date to pay interest, including any default interest, as PIK, whereby such PIK amount would be added to the aggregate principal amount and accrue interest at 10% per annum. On each interest payment date, any PIK amount payable shall be

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

capitalized and treated as additional principal obligations under, shall accrue interest from the applicable interest payment date, and shall become payable in full, in cash, no later than the maturity date.

On December 23, 2019, the Company issued to certain holders of convertible promissory notes, such number of Series C Preferred in full satisfaction of the Company’s obligation under the convertible promissory notes, including accrued PIK interest. The amount of original principal balance of convertible promissory notes and related PIK interest, which were converted into Series C Preferred shares were $16.1 million and $1.0 million, respectively.

The Company elected to measure certain convertible promissory notes at fair value in accordance with the fair value option (“FVO Notes”). The FVO Notes had original principal amounts of $5.5 million. The notes also have a feature that requires payment of 200% of the outstanding principal and unpaid interest amount upon maturity. Each period, the fair value of the FVO Notes is determined and resulting gains and losses from the change in fair value of the FVO Notes associated with non-credit components are recognized in income, while the change in fair value associated with the Company’s own credit component is recognized in AOCI. During 2020, there were no changes in fair value associated with the Company’s own credit component recognized in AOCI. During the second quarter of 2020, as part of the divestiture of the Serviz business (See Note 12), one of the FVO Notes, with an original principal balance of $3,000, was cancelled by the holder. In July 2020, the Company amended the remaining FVO Note. Under this amendment, the loan plus accrued interest would be repaid upon closing of the Merger or within one year from the issuance date, whichever is earliest, with a premium of two times the outstanding principal and accrued interest. Upon completion of the Merger on December 23, 2020, the Note was paid off for $6.0 million.

Paycheck Protection Program Loans

In April 2020, the Company entered into a loan agreement with Western Alliance Bank pursuant to the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act and is administered by the U.S. Small Business Administration (“SBA”). The Company received loan proceeds of $8.1 million (the “Porch PPP Loan”). The term of the Porch PPP Loan was two years with a maturity date of April 18, 2022 and bore interest at a fixed rate of 1.00%. Payments of principal and interest on the Porch PPP Loan were deferred for the first nine months of the term of the Porch PPP Loan. Principal and interest were payable monthly, less the amount of any potential forgiveness. In June 2021 the loan was forgiven in whole. As a result, the outstanding principal balance of $8.1 million and unpaid interest of $0.1 million were written off and the Company recorded a $8.2 million gain on extinguishment in the consolidated statements of operations.

As part of the July 23, 2020 acquisition (see Note 12), the Company assumed a loan pursuant to the Paycheck Protection Program for the amount of $0.4 million. The loan had a maturity date of April 10, 2022 and a fixed interest rate of 1%. The loan was forgiven by the SBA in the fourth quarter of 2020.

2020 Promissory Notes

In July 2020, the Company entered into convertible loan agreement with Cantor Fitzgerald Securities in the amount of $10.0 million. The loan included a final payment fee equal to 20% of the loan proceeds which was reflected as a discount on the loan and was accreted to interest expense using the effective interest method over the term of the loan. The proceeds from the convertible loan agreement together, with the final payment fee and the accrued interest were paid in full upon the Merger. The loan accrued 12% interest per annum until the loan was repaid upon the Merger.

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Upon completion of the Merger on December 23, 2020, the loan was paid off in full in the amount of $12.1 million, which included $10.0 million principal balance, $2.0 million final payment fee, and $0.1 million of accrued interest. As a result of the PTAC merger, a contingent beneficial conversion feature became exercisable. The commitment date intrinsic value of $0.6 million reduced the carrying value of the loan and increased additional paid in capital. The debt holder did not exercise the beneficial conversion feature. Therefore, the amount paid to settle the debt was first allocated to the settlement-date intrinsic value of the beneficial conversion feature associated with the loan, resulting in a net decrease in additional paid in capital of $5.8 million. The remaining cash payment was allocated to extinguish the debt and interest payable, resulting in a gain on extinguishment of $5.0 million.

In connection with an acquisition on November 2, 2020, the Company issued a promissory note payable to the founder of the acquired entity. The promissory note has an initial principal balance of $750 and a stated interest rate of 0.38% per annum. The promissory note shall be paid in five equal annual installments of $150 thousand each, plus accrued interest commencing on January 21, 2021. As of December 31, 2021, the promissory notes had a carrying amount of $0.5 million.

Other Promissory Notes

On December 19, 2019, the Company issued a promissory note for an aggregate principal of $3.0 million, with a stated interest rate of 3%. In connection with the issuance of this promissory note, the holder also received 403,101 warrants to purchase Series C redeemable convertible preferred stock of the Company. The grant date fair value of the warrants issued was $3.0 million, and was deducted from the face value of the bank loans and are accreted to interest expense using the effective interest method over the term of the note or until extinguishment of the related note. Upon occurrence of an Event of Default, the Holder (as each term is defined therein) may declare all outstanding obligations immediately payable in cash. Following the occurrence and during the continuance of an Event of Default, interest on the note shall automatically be increased to 25% per annum. On January 1, 2020, there was an occurrence of default resulting in the default interest rate being effective starting on January 1, 2020.

The note was amended in July 2020, which resolved the conditions of default. The amendment provides that the loan plus accrued interest would be repaid upon closing of the Merger, or within one year of the amendment, with a premium payment of $1 thousand. The Company also provided the holder an additional 51,502 warrants to purchase Series C redeemable convertible preferred stock in connection with the amendment. The amended loan was guaranteed by the CEO of the Company with an asset pledge agreement, which the Company accounted for as a capital contribution by the CEO and a debt discount at fair value. The interest rate and other key terms of the note were not changed.

The amendment was accounted for as an extinguishment of the original note, because the amended note was concluded to be substantially different than the original note. The Company recorded a loss on debt extinguishment of $2.5 million. The amended note was initially recorded at its fair value of $4.2 million. The fair value of the guarantee of $0.3 million was deducted from the initial fair value of the amended note and is accreted to interest expense using the effective interest method over the term of the note or until extinguishment. Upon completion of the Merger on December 23, 2020, the loan was paid off in full in the amount of $4.4 million, which included $3.4 million principal balance, $1.0 million final payment fee, and $0.1 million of accrued interest.

On February 11, 2020, the Company entered into a future receivables agreement, in which the Company received consideration of $2.0 million and agreed to sell 10% of all of Company’s future accounts receivable from the Company’s customers until an amount ranging between $2.3 million and $2.7 million, depending on timing of repayment, was delivered by or on behalf of Company to the lender. Prior to the required repayment date, the Company repaid $2.0 million of principal and $0.7 million of interest, resulting in a full payoff of the agreement and no remaining carrying value as of December 31, 2020.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

In connection with certain 2017 and 2018 acquisitions, the Company issued term promissory notes payable to the sellers for an aggregate principal of $1.3 million. Upon completion of the Merger on December 23, 2020, the aggregate outstanding principal of $1.3 million and unpaid interest of $0.1 million were paid in full.

Line of Credit

In connection with the acquisition of HOA on April 5, 2021, the Company assumed a $5.0 million revolving line of credit (“RLOC”) with Legacy Texas Bank that had an outstanding balance of $3.9 million. Outstanding balances under the RLOC bear interest at the Wall Street Journal Prime + 0% and mature on November 16, 2022. In addition, the Company pays 0.25% per annum of the daily unused portion of the RLOC. The Company repaid the outstanding $4.0 million of borrowings on the RLOC in November 2021.

Term Loan Facility

In connection with the acquisition of HOA on April 5, 2021, the Company assumed a nine-year, $10.0 million term loan facility with a local bank. As of December 31, 2021, the Company has made no borrowings on the term loan facility.

8. Equity and Warrants

Shares Authorized

As of December 31, 2021, the Company had authorized a total of 410,000,000 shares for issuance with 400,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock.

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes our fully diluted capital structure:

	December 31,
	2021	2020
Issued and outstanding common shares	95,911,597	75,519,151
Earnout common shares (Note 1 and Note 9)	2,050,000	6,150,000
Total common shares issued and outstanding	97,961,597	81,669,151
Common shares reserved for future issuance:
Public warrants	—	8,625,000
Private warrants	1,795,700	5,700,000
Common stock options outstanding	4,822,992	6,414,611
Restricted stock units and awards (Note 9)	2,717,154	2,581,902
2020 Equity Plan pool reserved for future issuance (Note 9)	8,126,263	11,137,824
Convertible senior notes, due 2026(1)	16,998,130	—
Total shares of common stock outstanding and reserved for future issuance	132,421,836	116,128,488

(1)	In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The table above excludes common stock contingently issuable in connection with acquisitions described in Note 12. Such common stock is issuable to the extent specified operational milestones are achieved or market conditions are met in the future. See Notes 4 and 12 for more information.

Warrants

PTAC Warrants

Upon completion of the Merger with PTAC on December 23, 2020, the Company assumed 8,625,000 public warrants and 5,700,000 private warrants to purchase an aggregate 14,325,000 shares of common stock, which were outstanding as of December 31, 2020. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, commencing 30 days after the completion of the Merger, and expiring on December 23, 2025, which is five years after the Merger.

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

The private warrants are identical to the public warrants, except that the private warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, as defined in the warrant agreements. If the placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. 1,795,700 and 5,700,000 private warrants were held by the initial purchases or their permitted transferees as of December 31, 2021 and 2020, respectively.

The public and private warrants are classified separately on our consolidated balance sheets due to differences in each instrument’s contractual terms. The public warrants are classified in equity classified financial instruments and are not remeasured periodically. The private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings. See Note 4.

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Detail related to public and private warrant activity for the year ended December 31, 2021 is as follows:

		Number of
	Number of	Common
	Warrants	Shares Issued	Cash Received
Balances as of January 1, 2021	14,325,000	—	$—
Cash exercises	(11,023,376)	11,023,376	126,741
Cashless exercises	(1,329,454)	498,036	—
Canceled	(176,470)	—	—
Balances as of December 31, 2021	1,795,700	11,521,412	$126,741

Legacy Porch Warrants

Redeemable convertible preferred stock warrants and common stock warrants that were issued prior to the Merger (“Legacy Porch Warrants”) were cancelled upon completion of the Merger on December 23, 2020, in exchange for 702,791 and 1,705,266 shares of common stock through net share settlement, respectively.

Detail related to Legacy Porch Warrant activity for the year ended December 31, 2020, is as follows:

	Redeemable Convertible
	Preferred Stock
		Weighted-
		Average
	Number of	Exercise
	Warrants	Price
Balances as of January 1, 2020	965,157	$4.39
Warrants granted	209,384	5.62
Warrants exercised	—	—
Warrants cancelled	(1,174,541)	4.60
Balances as of December 31, 2020	—	$—

9. Stock-Based Compensation

2012 and 2020 Equity Incentive Plans

On July 29, 2020, the Board of Directors approved the adoption of the Porch Group, Inc. 2020 Stock Incentive Plan (the “2020 Plan”), subject to approval by Porch Group, Inc.’s stockholders. On December 22, 2020, the Porch Group, Inc. stockholders voted in favor of adoption of the 2020 Plan.

The aggregate number of shares of common stock reserved for future issuance under the 2020 Plan is 8,126,263. The number of shares of common stock available under the 2020 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2021, and continuing until (and including) the calendar year ended December 31, 2030, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Porch Board of Directors.

The 2020 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”) and other stock awards, and performance awards to employees, officers, non-employee directors and independent service providers of the Company, collectively referred to as “Awards” or “Equity Awards.” The 2020 Plan became effective immediately upon the closing of the Merger.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Legacy Porch’s 2012 Equity Incentive Plan (the “2012 Plan”) provides for the grant of equity awards to employees, directors and consultants of the Company. Each Legacy Porch option from the 2012 Plan that was outstanding immediately prior to the Merger and held by current employees or service providers, whether vested or unvested, was converted into an option to purchase a number of shares of common stock (each such option, an “Exchanged Option”) equal to 0.4697 of Porch Group, Inc. common stock. Except as specifically provided in the Merger Agreement, following the Merger, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Porch option immediately prior to the consummation of the Merger. All stock option, RSA and RSU activity was retroactively restated to reflect the Exchanged Options.

Stock-Based Compensation

Stock-based compensation consists of expense related to equity awards in the normal course, earnout restricted stock and a secondary market transaction as described below:

	2021	2020	2019
Secondary market transaction	$1,933	$1,616	$33,232
Employee earnout restricted stock	22,961	—	—
Employee awards	13,698	9,680	2,740
Total operating expenses	$38,592	$11,296	$35,972

2019 Secondary Stock Transactions

In May 2019, the Company’s CEO and founder purchased a total of 7,559,047 shares of Legacy Porch redeemable convertible preferred stock from an existing investor for an aggregate purchase price of $4.0 million ($0.53 per Legacy Porch share). The Company determined that the purchase price was below fair value of such shares and as result recorded stock-based compensation expense of $33.2 million in general and administrative expense for the difference between the purchase price and fair value.

In July 2019, the Company’s CEO and founder subsequently sold 901,940 shares of Legacy Porch redeemable convertible preferred stock as an incentive to eleven executives of the Company at the same price at which the shares were initially acquired in the May 2019 transaction, which represents a $2.6 million discount to fair value. The Company has the right to repurchase such shares if certain service vesting conditions and performance conditions are not met. In December 2020, the performance vesting conditions were met, and stock-based compensation expense of $1.6 million was recorded in 2020 related to these awards, of which $0.7 million was related to former employees and immediately recognized, as there is no continued service vesting requirement, and $0.9 million was related to current employees and recognized as a cumulative catch up related to the portion of the service period satisfied through December 31, 2020. The remaining stock-based compensation expense of $1.9 million was recognized in March 2021.

Common Stock Valuation

Prior to the completion of the Merger the fair value of Legacy Porch common stock used in the calculation of the fair value of the stock options was determined by management with assistance from third-party valuation specialists using both market and income approaches.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Stock Options

Options granted under the 2020 Plan and 2012 Plan to employees typically vest 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Other vesting terms are permitted and are determined by the Board of Directors. Options have a term of no more than ten years from the date of grant and vested options are generally cancelled three months after termination of employment.

Detail related to stock option activity for the year ended December 31, 2021 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Balances as of December 31, 2020	6,414,611	$2.85	7.8	73,260
Options granted	297,343	15.10
Options exercised	(1,700,557)	2.56
Options forfeited	(180,985)	5.08
Options canceled or expired	(7,420)	4.30
Balances as of December 31, 2021	4,822,992	$3.63	7.0	$57,973
Exercisable at December 31, 2021	3,160,534	$2.87	6.5	$40,205

The fair value of each employee stock option granted during the years ended December 31, 2021, 2020 and 2019, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.9 – 1.3%	0.3 – 0.6%	1.6 – 1.9%
Expected term (years)	5 – 6	5 – 6	3 – 6
Dividend yield	—	—	—
Volatility	60 – 61%	59 – 60%	46 – 51%
Weighted-average grant fair value per share	$8.23	$2.26	$0.85

The risk-free interest rate used in the Black-Scholes option-pricing model is based on the implied yield currently available in the U.S. Treasury securities at maturity with an equivalent term. The expected term for options granted to employees is estimated using the simplified method. The Company has not declared or paid any dividends through December 31, 2021 and does not currently expect to do so in the future. The Company bases its estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data. The Company uses the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term estimated by the Company.

The fair value of stock options that vested during the years ended December 31, 2021, 2020 and 2019, was $2.6 million, $1.8 million and $1.8 million, respectively.

The total amount of unrecognized stock-based compensation expense for options granted to employees and nonemployees as of December 31, 2021, is approximately $4.2 million and is expected to be recognized over a weighted-average period of 1.3 years.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

RSUs and Payroll Reduction Program

Payroll Reduction Program

In March 2020, in response to the adverse impact of COVID-19 on the Company’s operations and financial performance, the Company carried out a variety of measures to reduce cash operating expenses, including the implementation of a partial employee furlough and payroll reduction in exchange for RSUs. During the year ended December 31, 2020, the Company reduced cash payroll costs by $4.0 million in exchange for a commitment by the Company to provide up to 2,356,045 RSUs subject to (a) a performance (liquidity) vesting condition and (b) and ongoing employment until March 31, 2021 (or June 30, 2021, for certain awards) in order to be fully vested. The grant of these RSUs was approved by the Board of Directors in June, July, and August 2020 and an aggregated of 2,356,045 RSUs were issued prior to December 31, 2020. All RSUs issued as part of this program were issued under the 2012 Plan.

The performance vesting conditions, which were previously considered not probable of achievement were met in December 2020 as a result of the Merger. As a result, a cumulative catch up of $6.5 million of stock-based compensation expense was recorded in 2020. During 2021, all remaining awards vested and the remaining stock-based compensation expense of $1.6 million was recorded in 2021.

RSUs

During 2021, the Company granted RSUs under various equity award programs. RSUs granted to employees typically vest 25% of the shares one year after the vesting commencement date and the remainder ratably on a quarterly or semi-annual basis over the following three years. Included in 2021 RSU grants are approximately 1.4 million of RSUs with the grant-date fair value of $27.8 million, pursuant to a special equity award program referred to as the Together We Win Program, which vest quarterly over three years from the vesting commencement date.

The following table summarizes the activity of RSUs for the year ended December 31, 2021:

	Number of	Weighted
	Restricted	Average
	Stock Units	Fair Value
Balances as of January 1, 2021	2,415,140	$3.64
Granted	2,955,252	18.87
Vested	(2,386,853)	4.30
Canceled	(270,777)	11.67
Balances as of December 31, 2021	2,712,762	$18.77

The total amount of unrecognized stock-based compensation expense for RSUs granted to employees and nonemployees as of December 31, 2021, is approximately $44.7 million and is expected to be recognized over a weighted-average period of 1.6 years.

Employee Earnout Restricted Stock

Upon the Merger, 976,331 restricted common shares, subject to vesting and forfeiture conditions, were issued to employees and service providers pursuant to their holdings of pre-Merger options, RSUs or restricted shares (the “employee earnout shares”). The employee earnout shares were issued in three equal tranches with separate market vesting conditions. One third of the employee earnout shares will meet the market vesting condition when the closing price of the Company’s common stock is greater than or equal to $18.00 over any twenty trading days within any thirty- consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. The employee earnout shares are forfeited by the employee upon termination of employment. Upon forfeiture, the forfeited shares will be redistributed to all earnout shareholders. Upon redistribution of earnout shares, the awards will be recorded as new awards. The fair value of the award on the grant date is an average of $12.08 per share and was recognized as stock-based compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest. During 2020, the Company recorded $0.3 million in stock-based compensation expense related to the employee earnout shares.

During 2021, 61,865 shares were forfeited due to employee terminations. This resulted in the grant of 12,252 additional shares to employee holders at a weighted-average grant date fair value of $14.19.

During 2021, 641,526 restricted employee earnout shares were fully vested, as the first and second market conditions for vesting were fully satisfied as a result of the Company’s stock price and trading activity. The Company recorded $11.2 million in stock-based compensation expense related to the employee earnout shares in 2021.

CEO Earnout Restricted Stock

Prior to the closing of the Merger, the Company’s CEO, Matt Ehrlichman, was granted a restricted stock award under the 2012 Plan which was converted into an award of 1,000,000 restricted shares of common stock upon the closing of the Merger. The award will vest in one-third installments if certain stock price triggers are achieved within 36-months following the closing of the Merger. One third of the restricted shares will meet the market vesting condition when the Company’s common stock is greater than or equal to $18.00 over any twenty trading days within any thirty-consecutive trading day period within 36 months of the closing date of the Merger. An additional third will vest when the Company’s common stock is greater than or equal to $20.00 over the same measurement period. The final third will vest when the Company’s common stock is greater than or equal to $22.00 over the same measurement period. If Mr. Ehrlichman’s employment with the Company is terminated prior to the award being fully vested, then the award will be terminated and cancelled, provided that if Mr. Ehrlichman’s employment is terminated by the Company without cause or Mr. Ehrlichman resigns due to good reason (in each case, as defined in the award agreement), the award will remain outstanding and will vest to the extent the stock price triggers are achieved during the 36-month period. The fair value of the award on the grant date is an average of $12.08 per share and was recognized as stock-based compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest. During 2020, the Company recorded $0.3 million in stock-based compensation expense related to the award.

During 2021, 666,666 CEO restricted earnout shares were fully vested, as the first and second market conditions for vesting were fully satisfied as a result of the Company’s stock price and trading activity. The Company recorded $11.8 million in stock-based compensation expense related to the restricted stock award in 2021.

Restricted Stock Awards

The following table summarizes the activity of restricted stock awards in connection with certain legacy acquisitions for the year ended December 31, 2021:

Number of
Restricted
Stock Awards
Balances as of January 1, 2021	166,762
Shares granted	—
Shares vested	(162,370)
Shares forfeited	—
Balances as of December 31, 2021	4,392

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

10. Income Taxes

The components of the income tax benefit (expense) provision are as follows:

	2021	2020	2019
Current:
Federal	$1,065	$—	$—
State	(205)	(71)	(67)
Total current	860	(71)	(67)
Deferred
Federal	8,561	1,433	(21)
State	852	327	(8)
Total deferred	9,413	1,760	(29)
Income tax benefit (expense)	$10,273	$1,689	$(96)

The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,	December 31,
	2021	2020
Deferred tax assets
Accrued expenses	$1,070	$1,114
Stock-based compensation	1,753	2,469
Deferred revenue	37,108	2,036
Property and equipment	—	229
Intangibles	—	452
Goodwill	357	1,444
Operating lease liabilities	1,126	—
Loss and loss adjustment reserves	11,971	—
Other	10	8
Net operating losses	87,802	50,119
Disallowed interest	5,098	6,385
Valuation allowance	(88,613)	(63,317)
Total deferred tax assets	57,682	939
Deferred tax liabilities
Property and equipment	(50)	—
Intangibles	(10,660)	—
Operating lease right-of-use assets	(1,091)	—
Deferred policy acquisition costs	(857)	—
Reinsurance balance due	(44,197)	—
Internally developed software	(1,180)	(943)
Total deferred tax liabilities	(58,035)	(943)
Net deferred tax liabilities	$(353)	$(4)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes and the tax effect of the tax loss carryforwards. The Company has recorded a valuation allowance due to the uncertainty surrounding the ultimate realizability or recoverability of such assets. Management evaluates, on an annual basis, both the positive and negative

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

evidence when determining whether it is more likely than not that deferred tax assets are recoverable and the amount of the valuation allowance. In its evaluation, the Company considered its cumulative losses as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the negative evidence outweighed the positive evidence. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance increased by $25.3 million for the year ended December 31, 2021 from $63.3 million to $88.6 million.

As of December 31, 2021 and 2020, the Company had net operating loss carryforwards for federal tax purposes of approximately $360.3 million and $209.4 million for state income tax purposes, respectively, which may be used to offset future taxable income. The net operating loss carryforwards for federal tax purposes will begin to expire in 2032 and the net operating loss carryforwards for state tax purposes began to expire in 2022. The net operating loss with an unlimited carryforward period is $257.4 million for federal tax purposes and $43.3 million for state tax purposes. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined in current income tax regulations.

A reconciliation of the income tax benefit (expense) provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	2021	2020	2019
Tax computed at federal statutory rate	$24,492	$11,702	$21,677
State tax, net of federal tax benefit	5,531	2,097	1,475
Other	347	(803)	(515)
Loss on disposition	—	—	(1,049)
Compensation	12,821	1,148	(6,507)
Officer compensation	(5,306)	(176)	—
Debt transactions	(1,791)	824	(2,145)
Enacted tax rate changes	123	159	119
Return to provision	(648)	502	991
Valuation allowance	(25,296)	(13,764)	(14,142)
Income tax benefit (expense)	$10,273	$1,689	$(96)

The U.S. federal statutory tax rate is 21%, while the Company’s effective tax rate for 2021, while the Company’s effective tax rate for 2021, 2020 and 2019 was 8.8%, 3.0%, and (0.1)%, respectively. The difference is due primarily to the tax benefit of pre-tax book losses being offset by a valuation allowance. The Company also recorded a deferred tax benefit, resulting from the release of a portion of the valuation allowance due to deferred tax liabilities created by certain current year acquisitions.

The Company files federal and state tax returns. The Company is subject to income tax examinations by federal and various state tax authorities for years beginning in 2018 and 2016, based on the respective statutes of limitations. Further, to the extent allowed by law, the taxing authorities may have the right to examine prior originating periods due to the existence of net operating loss and tax credit carryforwards in the years that they are utilized.

The Company had no unrecognized uncertain tax positions as of December 31, 2021 and 2020.

11. 401(k) Savings Plan

During 2021, the Company has nine defined contribution savings plans under Section 401(k) of the Internal Revenue Code. These plans cover substantially all domestic employees who meet minimum age and service

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plans may be made at the discretion of the Board. Prior to 2021, the Company had not made contributions to the plans. In 2021, the Company made approximately $0.6 million of contributions.

12. Business Combinations and Disposals

During 2021, 2020 and 2019, the Company completed several business combination transactions. The purpose of each of the acquisitions were to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The aggregate transaction costs associated with these transactions were $5.4 million, $0.2 million and $0.1 million during 2021, 2020 and 2019, respectively, and are included in general and administrative expenses on the consolidated statements of operations. The results of operations for each acquisition are included in the Company’s consolidated financial statements from the date of acquisition onwards.

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

2021 Acquisitions

The following table summarizes the total consideration and the preliminary estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during 2021:

	Weighted Average Useful Life (in years)	V12 Data	HOA	Rynoh	AHP	Floify	Other Acquisitions	Total
Purchase consideration:
Cash		$20,196	$84,370	$32,302	$43,750	$75,959	$27,121	$283,698
Issuance of common stock		—	22,773	—	—	9,908	3,026	35,707
Holdback liabilities and amounts in escrow		150	1,000	3,500	2,500	900	1,775	9,825
Contingent consideration - equity-classified		—	6,685	—	—	—	—	6,685
Contingent consideration - liability-classified		1,410	—	—	—	8,632	327	10,369
Total purchase consideration:		$21,756	$114,828	$35,802	$46,250	$95,399	$32,249	$346,284
Assets:
Cash, cash equivalents and restricted cash		$1,035	$17,766	$408	$5,078	$1,508	$1,473	$27,268
Current assets		4,939	235,669	932	8,221	221	1,795	251,777
Property and equipment		996	615	334	17	87	80	2,129
Operating lease right-of-use assets		1,383	1,258	159	913	731	445	4,889
Intangible assets:
Customer relationships	9.0	1,650	16,700	12,700	—	7,000	10,320	48,370
Acquired technology	4.0	3,525	—	2,800	—	28,300	1,340	35,965
Trademarks and tradenames	12.0	1,225	12,200	900	700	6,025	650	21,700
Non-competition agreements	2.0	40	—	90	—	40	55	225
Value of business acquired	1.0	—	400	—	—	—	—	400
Renewal rights	8.0	—	7,692	—	2,042	—	—	9,734
Trademarks and tradenames	Indefinite	—	—	—	—	—	4,750	4,750
Insurance licenses	Indefinite	—	4,960	—	—	—	—	4,960
Goodwill		16,708	45,370	22,051	45,681	53,056	14,499	197,365
Other non-current assets		—	55,165	—	25	—	3	55,193
Total assets acquired		31,501	397,795	40,374	62,677	96,968	35,410	664,725

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Current liabilities	(6,871)	(269,460)	(517)	(15,487)	(1,014)	(2,485)	(295,834)
Operating lease liabilities, non-current	(848)	(898)	(72)	(685)	(555)	(204)	(3,262)
Long term liabilities	(2,026)	(7,434)	—	(79)	—	(46)	(9,585)
Deferred tax liabilities, net	—	(5,175)	(3,983)	(176)	—	(426)	(9,760)
Net assets acquired	$21,756	$114,828	$35,802	$46,250	$95,399	$32,249	$346,284

January 12, 2021 Acquisition of V12 Data

On January 12, 2021, Porch acquired V12 Data, an omnichannel marketing platform. The purpose of the acquisition is to expand the scope and nature of Porch’s service offerings, add additional team members with important skillsets, and realize synergies. Porch acquired V12 Data for $20.3 million cash with an additional $1.4 million as contingent consideration. The contingent consideration is based on the achievement of certain Revenue and EBITDA milestones over the two succeeding years and is paid in cash or common stock at Porch’s discretion. The consideration was paid to the sellers in exchange for net assets of $21.8 million. Goodwill is expected to be deductible for tax purposes. Acquisition-related costs of $0.8 million are included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2021.

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

April 5, 2021 Acquisition of HOA

On April 5, 2021, Porch acquired HOA. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and operate as a full service insurance carrier in 15 states. Total consideration related to this transaction included $114.8 million, consisting of $84.1 million in cash, $22.8 million in Porch common stock, and acquisition hold backs and contingent consideration of $7.7 million. An additional $0.3 million related to the final working capital adjustment was paid to the sellers in the third quarter of 2021. Goodwill is not expected to be deductible for tax purposes. Acquisition-related costs of $1.9 million were primarily for legal and due-diligence related fees and are included in general and administrative expenses for the year ended December 31, 2021.

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

May 20, 2021 Acquisition of Rynoh

On May 20, 2021, Porch acquired Segin Systems, Inc. (“Rynoh”), a software and data analytics company that supports financial management and fraud prevention primarily for the title and real estate industries. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and realize synergies. Total consideration related to this transaction includes $35.8 million, consisting of $32.3 million in cash paid at closing, and acquisition hold backs of $3.5 million. Goodwill is not expected to be deductible for tax purposes. Acquisition-related costs of $0.2 million were primarily for legal and due-diligence related fees and are included in general and administrative expenses for the year ended December 31, 2021.

The following table summarizes the fair value of the intangible assets of Rynoh as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Customer relationships	$12,700	10
Acquired technology	2,800	7
Trademarks and tradenames	900	20
Non-competition agreements	90	1
	$16,490

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

September 9, 2021 Acquisition of AHP

On September 9, 2021, Porch acquired AHP, a company providing home warranty policies. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and realize synergies. Total consideration related to this transaction includes $46.3 million, consisting of $43.8 million in cash paid at closing, and acquisition hold backs of $2.5 million. Acquisition-related costs of $0.5 million are included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2021.

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

October 27, 2021 Acquisition of Floify

On October 27, 2021, Porch acquired Floify, a company providing digital mortgage automation and point-of-sale software for mortgage companies and loan officers. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and realize synergies. Total consideration related to this transaction includes $95.4 million, consisting of $76.0 million in cash, $9.9 million of Porch common stock, $0.9 million in acquisition hold backs and a guarantee that the Porch common stock will double in value by the end of 2024 with respect to any such Porch shares retained by the sellers throughout the period. The guarantee requires Porch to provide additional shares of common stock or cash to sellers if the stock does not double in value. The value of the guarantee at acquisition date was estimated to be $8.6 million. Acquisition-related costs of $0.4 million are included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2021.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table summarizes the fair value of the intangible assets of Floify as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Customer relationships	$7,000	4
Acquired technology	28,300	4
Trademarks and tradenames	6,025	15
Non-competition agreements	40	3
	$41,365

The weighted-average amortization period for the acquired intangible assets is 5.6 years.

The fair value of customer relationships and non-competition agreement, was estimated through the with-and-without method based on a comparison of the prospective revenues or expenses for the business with and without these intangible assets in place. The fair value of trade name and trademarks, was estimated through the income approach using the relief from royalty methodology. The fair value of the acquired technology was estimated through the multi-period excess earnings method.

Revenue from these five acquisitions included in the Company’s consolidated statements of operations through December 31, 2021 is $79.6 million. Net loss included in the Company’s consolidated statements of operations from these acquisitions through December 31, 2021 is $1.8 million.

Unaudited Pro Forma Consolidated Financial Information

The following table summarizes the estimated unaudited pro forma consolidated financial information of the Company as if the acquisitions deemed significant under ASC 805 – Business Combinations, which were V12 Data, HOA, Rynoh and Floify had occurred on January 1, 2020:

	Year ended
	December 31,
	2021	2020
Revenue	$215,769	$148,771
Net loss	$(112,239)	$(61,253)

Other Acquisitions

During 2021, the Company completed other acquisitions which were not individually material to the consolidated financial statements. The purpose of the acquisitions was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. The transaction costs associated with these acquisitions were $1.6 million and are included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2021. Goodwill of $3.5 million is not expected to be deductible for tax purposes, while goodwill of $11.0 million is expected to be deductible for tax purposes.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

2020 Acquisitions and Disposals

The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during 2020:

	Weighted Average Useful Life (in years)	July 23, 2020 Acquisition	iRoofing	Other Acquisitions	Total
Purchase consideration:
Cash		$2,000	$6,003	$325	$8,328
Issuance of common stock		1,790	4,711	358	6,859
Deferred acquisition consideration		—	—	80	80
Notes payable		—	—	607	607
Contingent consideration		—	1,749	—	1,749
Total purchase consideration:		$3,790	$12,463	$1,370	$17,623
Assets:
Cash and cash equivalents		$382	$119	$36	$537
Current assets		554	212	7	773
Property and equipment		212	44	2	258
Intangible assets:
Customer relationships	5.0	740	2,400	—	3,140
Acquired technology	9.0	470	3,700	300	4,470
Trademarks and tradenames	13.0	670	600	240	1,510
Non-competition agreements	2.0	70	155	—	225
Goodwill		1,576	7,242	1,358	10,176
Total assets acquired		4,674	14,472	1,943	21,089
Current liabilities		(884)	(322)	(527)	(1,733)
Deferred tax liabilities, net		—	(1,687)	(46)	(1,733)
Net assets acquired		$3,790	$12,463	$1,370	$17,623

July 23, 2020 Acquisition

On July 23, 2020, the Company acquired a moving services technology company. The purpose of the acquisition was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. We expect $1.6 million of acquired goodwill to be deductible for income tax purposes.

December 31, 2020 Acquisition (“iRoofing”)

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Other Acquisitions

In the third quarter of 2020, the Company completed two other acquisitions that are not material to the consolidated financial statements. The purpose of these acquisitions was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. The transaction costs associated with this acquisition were trivial. We expect $0.2 millions of acquired goodwill for one of the acquisitions to be deductible for income tax purposes. The goodwill associated with another acquisition is not expected to be deductible for income tax purposes.

Pro forma results of operations have not been presented because the effects of 2020 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

2020 Disposal

On May 29, 2020, the Company disposed of the Serviz business. At the same time, the Company entered into a revenue transaction with the buyer of Serviz that will be satisfied over a one-year service period. In consideration for both the Serviz business and the revenue transaction, the Company received $5.0 million in cash and the buyer cancelled the Company’s convertible promissory note which was recorded under the FVO and had a fair value at the time of the transaction of $2.7 million. The consideration allocated to the revenue transaction based on the fair value of services to be delivered is $5.0 million. The remainder of the consideration, was determined to be consideration for Serviz. Serviz had net assets of approximately $1.3 million. The Company recorded a gain of $1.4 million included in the gain on divestiture of businesses in the consolidated statements of operations for the year ended December 31, 2020.

2019 Acquisitions and Disposals

The Company acquired a business that connects new homebuyers to utility companies, for aggregate consideration of $0.5 million which included definite-lived intangible assets of $0.3 million, net liabilities of $0.8 million and goodwill of $1.0 million. The purpose of the acquisition was to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The transaction costs associated with this acquisition were $0.1 million and are included in general and administrative expenses on the consolidated statements of operations. The acquisition was not material to the consolidated financial statements.

The Company divested of a company and as a part of the transaction, received 23,488 shares of Porch’s common stock. The Company recorded a $4.5 million loss upon disposal in loss on divestiture of businesses in the consolidated statements of operations for the year ended December 31, 2019.

13. Leases

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under Topic 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

The Company leases office facilities from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 5 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 additional years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.

Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows:

2021
Operating lease cost	$2,155
Variable lease cost	339
2,494

Prior to the adoption of Topic 842 on January 1, 2021, the Company recognized operating lease costs on a straight-line basis once control of the space was achieved. Rent expense was $1,700 and $1,800 during the years ended December 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases is as follows:

2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for operating leases	$2,141
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$6,365

Supplemental balance sheet information related to leases is as follows:

December 31,
2021
Operating lease right-of-use assets	$4,504

Operating lease liabilities, current(1)	$1,957
Operating lease liabilities, non-current	2,694
Total operating lease liabilities	$4,651

(1)Operating lease liabilities, current are included in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2021.

Other information related to operating leases is as follows:

December 31,
2021
Weighted average remaining lease term	2.1 years
Weighted average discount rate	9.4%

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2021 is as follows:

Lease
Payments
2022	$2,276
2023	1,613
2024	888
2025	432
2026	—
Thereafter	—
Total lease payments	$5,209
Less imputed interest	(558)
Total present value of lease liabilities	$4,651

14. Reinsurance

Certain premiums and benefits are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide HOA with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. Ceded reinsurance contracts do not relieve HOA from its obligations to policyholders. HOA remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements.

To minimize its exposure to significant losses from reinsurer insolvencies, HOA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.

2021 Program:

The Company’s third-party quota share reinsurance program is split into two separate placements to maximize coverage and cost efficiency. The 2021 Coastal program, which covers the Company’s business in certain Texas coastal regions and the Houston metropolitan area as well as all business in South Carolina, is placed at 90% of subject property and casualty losses. The 2021 Core program covers the remainder of the Company’s business and is placed at 90% of subject property and casualty losses. Both programs are effective for the period January 1, 2021 through December 31, 2021, and are subject to certain limits, which vary by participating reinsurer, for single loss occurrences and/or aggregate losses.

Property catastrophe excess of loss treaties which were in effect through March 31, 2021, developed over four layers and limited the Company’s net retention to $1.5 million per loss occurrence. Effective April 1, 2021, the Company purchased property catastrophe excess of loss reinsurance from third party reinsurers which develops over 4 layers to provide coverage up to a net loss of $270 million, in excess of $2.0 million per occurrence. Effective May 17, 2021 through March 31, 2022, the Company purchased additional property catastrophe excess of loss reinsurance for a new block of business not covered by the quota share contracts in 3 layers to provide coverage up to a net loss of $33 million in excess of $2.0 million.

The Company purchases property per risk reinsurance covering non-weather losses in excess of $500 thousand per occurrence for all property coverage lines, to limit the Company’s net retention to $50 thousand per covered event. These contracts are subject to certain limits for single loss occurrences and/or aggregate losses and provide a certain number of free reinstatements during the treaty period, all of which varies by contract.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The effects of reinsurance on premiums written and earned for the period since the acquisition date of April 5, 2021 to December 31, 2021 were as follows:

	2021
	Written	Earned
Direct premiums	$266,609	$213,423
Ceded premiums	(237,102)	(199,366)
Net premiums	$29,507	$14,057

The effects of reinsurance on incurred losses and LAE for the period since the acquisition date of April 5, 2021 to December 31, 2021 were as follows:

2021
Direct losses and LAE	$181,256
Ceded losses and LAE	(162,752)
Net losses and LAE	$18,504

The detail of reinsurance balances due is as follows:

December 31, 2021
Unearned premium	$153,710
Losses and LAE Reserve	56,752
Reinsurance recoverable	17,780
Other	174
Reinsurance balance due	$228,416

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

15. Unpaid Losses and Loss Adjustment Reserve

The following table provides the rollforward of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the period since the acquisition date of April 5, 2021:

2021
Losses and LAE reserve at April 5	$84,366
Reinsurance recoverables on losses and LAE	(82,898)
Losses and LAE reserve, net of reinsurance recoverables at April 5	1,468
Add provisions for claims losses and LAE occurring in:
Current year	17,583
Prior year	921
Net incurred losses and LAE during the current year	18,504
Deduct payments for claims losses and LAE occurring in:
Current year	(13,154)
Prior year	(1,621)
Net claim and LAE payments during the current year	(14,775)
Reserve for losses and LAE, net of reinsurance recoverables, at end of year	5,197
Reinsurance recoverables on losses and LAE	56,752
Losses and LAE reserve at December 31	$61,949

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $0.9 million for the period since the acquisition date of April 5, 2021 to December 31, 2021.

The claim counts in the following tables are cumulative reported claim counts as of December 31, 2021 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. The following supplementary information presents incurred and paid losses by accident year, net of reinsurance ($ in thousands, except for number of claims):

						December 31, 2021
	Incurred losses and allocated loss adjustment expenses, net of reinsurance,						Cumulative
	for the years ended December 31,						Number of
	2017	2018	2019	2020	2021	IBNR Reserves	Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2017	$8,522	$7,344	$6,975	$6,837	$6,916	$—	15,537
2018		7,512	7,041	7,046	7,380	12	8,331
2019			9,666	9,678	9,773	35	10,698
2020				12,664	14,281	176	12,866
2021					19,795	2,754	28,842
Total					$58,145	$2,977	76,274

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

	Cumulative paid losses and allocated adjustment expenses, net of reinsurance,
	for the year ended December 31,
	2017	2018	2019	2020	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2017	$6,426	$7,253	$7,242	$7,029	$6,985
2018		5,295	6,690	6,838	7,213
2019			7,405	9,324	9,578
2020				9,750	13,865
2021					15,335
Total					$52,976
All outstanding losses liabilities before 2017, net of reinsurance					27
Liability for losses and loss adjustment expenses, net of reinsurance					$5,197

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information) as of December 31, 2021:

1	2	3	4	5
83.5%	15.6%	0.7%	0.3%	(0.1)%

16. Commitments and Contingencies

Acquisition Commitments

On September 2, 2021, the Company entered into a Stock Purchase Agreement with Covéa Coopérations S.A., to acquire CSE, a California-based personal lines insurer focused on property and auto. Subject to the terms and conditions set forth in the Agreement, at the closing of the transactions contemplated by the Agreement, Buyer will pay $48.6 million in cash for all of the shares of GMF Financial Services Corporation, which owns all of the issued and outstanding stock of Civil Service Employees Insurance Company, CSE Safeguard Insurance Company, CSE Insurance Services, Inc. and CSE Group Services Company, subject to certain adjustments, as further described in the Agreement. The Closing is subject to customary conditions, including, among others, the absence of a material adverse effect on GMFF and the receipt of specified governmental consents and approvals.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Purchase Commitments

As of December 31, 2021, the Company had non-cancelable purchase commitments, primarily for data purchases, as follows:

2022	$2,535
2023	1,600
2024	1,600
2025	—
2026	—
$5,735

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

Cases under Telephone Consumer Protection Act

Porch and/or an acquired entity, GoSmith.com, are party to twelve legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991. Some of these actions allege related state law claims. The proceedings were commenced as mass tort action by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and is on appeal before the Ninth Circuit Court of Appeals. The remainder have been consolidated in the United States District Court for the Western District of Washington, where Porch resides. That case is stayed pending the outcome of the appeal. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs.

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

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants seek to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also seek punitive damages, attorney’s fees and costs. This matter is still in the arbitration process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Certain claimants have settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims is currently scheduled for March 2022. Porch is unable to provide an estimate of the range or amount of potential loss across the remaining claims (if the outcome should be unfavorable); however, Porch

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

has recorded an estimated accrual related to the claims underlying the aforementioned settlement. Porch intends to contest the remaining claims vigorously.

Putative Wage and Hours Class Action

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™, Legacy Porch and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs seek damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs for which Porch has recorded an estimated accrual for a contingent loss based on information currently known. The parties recently attended a mediation in an effort to resolve the matter. The mediation was successful, and a deal was reached. The parties have executed the long form settlement agreement and are awaiting preliminary approval by the court. Once preliminary approval is obtained, notices will go out to the putative class. After the notice period, the parties will seek final approval of the settlement from the court, and thereafter the settlement will be funded and complete.

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

Regulatory Requirements and Restrictions

HOA is subject to the laws and regulations of the State of Texas and the regulations of any other states in which HOA conducts business. State regulations cover all aspects of HOA’s business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. The Texas Insurance Code requires all property and casualty insurers to have a minimum of $2.5 million in capital stock and $2.5 million in surplus. HOA has capital and surplus in excess of this requirement.

As of December 31, 2021, HOA’s total statutory surplus was $48.5 million (capital stock of $3 million and surplus of $45.5 million).

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company’s surplus account, or “earned surplus.” The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HOA in 2021. In 2022, HOA is permitted to pay up to $4.8 million in dividends.

HOA prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

accounting practice not so prescribed. As of December 31, 2021, there were no material permitted statutory accounting practices utilized by HOA.

17. Segment Information

Beginning in 2021, the Company has two reportable segments that are also our operating segments: Vertical Software and Insurance. Our reportable segments have been identified based on how our CODM manages our business, makes operating decisions and evaluates operating and financial performance. The chief executive officer acts as the CODM and reviews financial and operational information for our two reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance. The change from our previous one reportable segment reflects changes in how the CODM manages the business, allocates resources, makes decisions and evaluates operating and financial performance.

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

Our Insurance segment offers various forms of homeowner insurance policies through its own insurance carrier and certain homeowner and auto insurance policies through its licensed insurance agency. The Insurance segment also includes home warranty service revenue.

The following table provides the Company’s revenue by segment:

	Year Ended December 31,
	2021	2020	2019
Segment revenues:
Vertical Software	$137,150	$63,799	$59,259
Insurance	55,283	4,166	—
Divested Businesses	—	4,334	18,336
Total segment revenue	$192,433	$72,299	$77,595

During 2020, our insurance revenue was generated solely from third-party insurance carriers through EIG, which began its operations in early 2020. The Company had no insurance revenue in 2019.

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The reconciliation of segment Adjusted EBITDA (loss) to consolidated loss from operations below includes the effects of corporate and other items that the CODM does not consider in assessing segment performance.

The following tables provide financial information for our two reportable segments and reconciliations to consolidated financial information for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Segment adjusted EBITDA (loss):
Vertical Software	$20,733	$12,718	$4,616
Insurance	9,007	405	—
Corporate and Other	(53,760)	(30,001)	(36,645)
Divested Businesses	—	(1,441)	(4,806)
Total segment adjusted EBITDA (loss)	(24,020)	(18,319)	(36,835)
Reconciling items:
Depreciation and amortization	(16,386)	(6,644)	(7,377)
Non-cash stock-based compensation expense	(38,592)	(11,296)	(35,972)
Acquisition and related (income) expense	(5,360)	(311)	(6,704)
Non-cash long-lived asset impairment charge	(550)	(611)	(1,534)
Revaluation of contingent consideration	2,244	(1,700)	300
SPAC transaction bonus	—	(3,350)	—
Investment income and realized gains	(701)	—	—
Operating loss	$(83,365)	$(42,231)	$(88,122)

The CODM does not review assets on a segment basis. As of December 31, 2021, goodwill for the Vertical Software segment and the Insurance segment was $182.8 million and $42.9 million, respectively.

All of the Company’s revenue is generated in the United States. As of December 31, 2021, and 2020, the Company did not have assets located outside of the United States.

18. Related Parties

In July 2020, the CEO and founder, entered into an agreement with another significant shareholder, that provides, upon consummation of the PTAC Merger Agreement, for a payment of $3.2 million in cash and 950,000 of Porch Group, Inc. stock from the CEO to the other significant shareholder in connection with the Merger Agreement including the conversion of preferred stock to common stock. This transfer of $17.3 million in consideration was accounted for as a deemed capital contribution from the CEO and founder to the Company and induced conversion of preferred stock into common stock immediately prior to the close of the PTAC

Merger Agreement. The total consideration transferred increase total net loss in determining net loss available to common shareholders by $17.3 million.

In 2019, the CEO and founder of the Company purchased convertible promissory notes with an aggregate original principal balance of $1.0 million.

In 2019, the Company sold a direct-to-customer security services business to a related party as one of its divestitures as it focused the business operations on its core vertical software strategy. See Note 12.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

In 2019, the Company entered into an acquisition deferral agreement with the former owner of a business previously acquired by the Company on March 14, 2017. The existing agreement provided for payments of $0.9 million on December 31, 2018, and $0.2 million quarterly from June 14, 2019 through March 14, 2020. The amended payment schedule provides for monthly installments of at least $0.1 million, as determined by the agreement, beginning in June 2019. The balance was paid in full in December 2021.

In 2019, convertible promissory notes having an aggregate original principal balance of $16.6 million and accrued interest of $641 converted into 1,173,473 shares of Series B redeemable convertible preferred stock and warrants to purchase 70,408 shares of Series B redeemable convertible preferred stock. An existing investor affiliated with a member of the Board of Directors participated in this equity conversion and received 354,268 shares of Series B redeemable convertible preferred stock and warrants to purchase 21,256 shares of Series B redeemable convertible preferred stock. See Note 7.

An immediate family member of the Company’s CEO and founder was a partner of a law firm retained by the Company in 2020 and 2019. While that family member was associated with this law firm, the Company purchased services in the amounts of $2.9 million and $0.9 million during the years ended December 31, 2020, and 2019, respectively. The amounts due to this law firm were $0 as of December 31, 2020. The family member was no longer associated with the law firm for the year-ended 2021.

19. Basic and Diluted Net Loss Per Share

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Numerator:
Net loss used to compute net loss per share	$(106,606)	$(54,032)	$(103,319)
Induced conversion of preferred stock	—	(17,284)	—
Basic	$(106,606)	$(71,316)	$(103,319)

Add: gain on warrant value	—	(2,427)	—
Diluted	$(106,606)	$(73,743)	$(103,319)

Denominator:
Weighted average shares outstanding used to compute loss per share:
Basic	93,884,566	36,344,234	31,170,351
Dilutive effect of warrants	—	29,981	—
Diluted	93,884,566	36,374,215	31,170,351

Loss per share - basic	(1.14)	(1.96)	$(3.31)
Loss per share - diluted	$(1.14)	$(2.03)	$(3.31)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	2021	2020	2019

Stock options	4,822,992	6,414,611	7,428,682
Restricted stock units and awards	2,712,762	2,581,902	495,633
Public and private warrants	1,795,700	8,625,000	—
Earnout shares	2,050,000	6,150,000	—
Legacy Porch warrants	—	—	3,060,530
Convertible debt(1)	16,998,130	—	1,734,264

(1) In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table as of December 31, 2021.

See Note 8 for additional information regarding the terms of warrants. See Note 9 for additional information regarding stock options and restricted stock units and awards.

20.   Subsequent Events

(a)

On February 28, 2022, the Company entered into a definitive agreement (the “RWS Agreement”) to acquire certain businesses (the “Acquired RWS Businesses”) of RWS, Inc. (“RWS”) and its affiliates relating to the sale of home service plans and provision of software and services to home inspectors, through the acquisition of 100% of the equity interests of certain subsidiaries and sister companies of RWS. The aggregate consideration for the Acquired RWS Businesses will be approximately $33.0 million, comprised of cash and shares of the Company’s common stock. The sellers in the RWS Transaction will also be entitled to contingent consideration

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

based on performance of certain product lines during the 54 months after the closing date. The portions of the RWS Acquired Businesses involving warranty operations in each of California and Florida are subject to regulatory approval, and as such a portion of the purchase price will be deferred until approval is received for California and for Florida. If regulatory approval is not received for California and/or Florida than the applicable portion of deferred purchase price will not be paid. The remainder of the consideration payable to the sellers pursuant to the RWS Agreement (other than pursuant to the contingent consideration and the deferred closing described earlier in this paragraph) will be paid at the initial closing (the “RWS Closing”) of the transactions contemplated by the RWS Agreement. The RWS Closing is subject to customary closing conditions and is expected to occur early in the second quarter of 2022.

(b)

In February 2022, the Compensation Committee granted 2021 annual equity awards to the CEO with an aggregate grant value of $5.0 million, consisting of (i) 883,740 performance-based restricted stock units (“CEO PRSUs”) with a grant value of $3.75 million and (ii) 144,844 time-based RSUs (“CEO RSUs”) with a grant date value of $1.25 million. In addition, the Compensation Committee granted a Together We Win RSU award to the CEO (“CEO TWW RSUs”), consisting of 695,249 RSUs with a grant value of $6.0 million. CEO PRSUs were valued using a Monte Carlo simulation model.

One-third of CEO PRSUs will be earned if, within 36 months following the grant date, the closing price of a share of the Company’s common stock is greater than or equal to $26.00, $28.00 and $30.00, respectively, over any 20 trading days within any 30-consecutive trading day period. One-third of CEO PRSUs is associated with the achievement of each stock price hurdle. Each CEO PRSU will vest ratably on a quarterly basis on the first day of each quarter, beginning January 1, 2022, over a 30-month vesting period, beginning October 1, 2021, provided the CEO continues to serve as an employee of the Company through the applicable vesting date (subject to specified exceptions).

Each CEO RSU will vest ratably on a quarterly basis on the first day of each quarter, beginning January 1, 2022, over the applicable vesting period (30 months for CEO RSUs and 36 months for CEO TWW RSUs), beginning October 1, 2021, provided the CEO continues to serve as an employee of the Company through the applicable vesting date (subject to specified exceptions).

All February 2022 CEO awards have a minimum post-vesting holding period of three years from their respective vesting dates.

Schedule I: Condensed Financial Information of Registrant

Porch Group, Inc.
Condensed Balance Sheets
(Parent Company Only)
(all numbers in thousands, except share amounts)

	December 31,
	2021	2020
Assets
Investment in subsidiary	$661,619	$189,097
Total assets	$661,619	$189,097

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses and other current liabilities	930	—
Total current liabilities	930	—
Long-term debt	414,585	—
Earnout liability, at fair value[1]	13,866	50,238
Private warrant liability, at fair value[2]	15,193	31,534
Total liabilities	444,574	81,772
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value:	10	8
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 97,961,597 and 81,669,151, respectively
Additional paid-in capital	641,406	424,823
Accumulated other comprehensive loss	(259)	—
Accumulated deficit	(424,112)	(317,506)
Total stockholders’ equity	217,045	107,325
Total liabilities and stockholders’ equity	$661,619	$189,097

1 – See Note 4 (Fair Value) and Note 9 (Stock-Based Compensation) in the notes to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

2 - See Note 4 (Fair Value) and Note 8 (Equity and Warrants) in the notes to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

See notes to condensed financial statements.

Porch Group, Inc.
Condensed Statements of Comprehensive Loss
(Parent Company Only)
(all numbers in thousands)

		For the period from
	Year ended	December 23, 2020
	December 31, 2021	to December 31, 2020
Operating expenses:
General and administrative	$4,079	$56
Operating loss	(4,079)	(56)
Other income (expense):
Interest expense	(1,573)	—
Change in fair value of earnout liability[1]	(18,519)	—
Change in fair value of private warrant liability[1]	(15,389)	2,427
Equity in net income (loss) of subsidiary	(67,046)	1,360
Total other income (expense)	(102,527)	3,787
Loss before income taxes	(106,606)	3,731
Income tax benefit (expense)	—	—
Net loss attributable to Porch Group, Inc.	$(106,606)	$3,731
Other comprehensive loss	(259)	—
Comprehensive loss attributable to Porch Group, Inc.	$(106,865)	$3,731

1 – See Note 4 (Fair Value) to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

.

See notes to condensed financial statements.

Porch Group, Inc.
Condensed Statements of Cash Flows
(Parent Company Only)
(all numbers in thousands)

		For the period from
	Year ended	December 23, 2020
	December 31, 2021	to December 31, 2020
Cash flows from operating activities:
Net (loss) income	$(106,606)	$3,731
Adjustments to reconcile net loss to net cash used in operating activities
Equity in net loss of subsidiary	67,046	(1,360)
Loss (gain) on remeasurement of private warrant liability	15,389	(2,427)
Loss on remeasurement of earnout liability	18,519	—
Interest expense (non-cash)	643	—
Change in operating assets and liabilities, net of acquisitions and divestitures
Accrued expenses and other current liabilities	930	—
Net cash used in operating activities	(4,079)	(56)
Cash flows from investing activities:
Investment in subsidiary	(458,697)	(269,425)
Net cash used in investing activities	(458,697)	(269,425)
Cash flows from financing activities:
Proceeds from recapitalization and PIPE financing	—	305,133
Distribution to stockholders	—	(30,000)
Transaction costs - recapitalization	—	(5,652)
Proceeds from debt issuance, net of fees	413,537	—
Capped call transactions	(52,913)	—
Proceeds from exercises of warrants	126,741	—
Proceeds from exercises of stock options and Legacy Porch warrants	4,288	—
Income tax withholdings paid upon vesting of restricted stock units	(28,877)	—
Net cash provided by financing activities	462,776	269,481
Net change in cash, cash equivalents, and restricted cash	$—	$—
Cash, cash equivalents, and restricted cash, beginning of period	$—	$—
Cash, cash equivalents, and restricted cash end of period	$—	$—

See notes to condensed financial statements.

Porch Group, Inc.
Notes to Condensed Financial Statements
(Parent Company Only)

Basis of Presentation

The accompanying condensed financial statements of Porch Group, Inc. (referred to in this section as the “Parent Company”) should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. These condensed Parent Company only financial statements have been prepared using the same accounting principles and policies described in the notes to the accompanying consolidated financial statements included in Item 8 of this Annual Report, with the only exception being that the Parent Company accounts for investments in its subsidiaries using the equity method.

Porch Group, Inc. became the Parent Company as a result of the Merger in December 2020. See Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying consolidated financial statements included in Item 8 of this Annual Report for additional information on the Merger included in the consolidated financial statements elsewhere in this Annual Report. As a result, these Parent Company only financial statements reflect the periods following this Merger event.

Long-term Debt

The information relating to long-term debt and interest expense relates to our convertible senior notes and is described in Note 7 – Debt in the notes to the accompanying consolidated financial statements. Accrued expenses and other current liabilities include accrued interest on our convertible senior notes.

Condensed Statements of Comprehensive Loss

On the condensed statements of comprehensive loss, other comprehensive loss represents activity of Porch.com, Inc. and includes net unrealized gains on available-for-sale securities.

Condensed Statements of Cash Flows

The Parent Company does not hold any cash but has access to funds maintained in Porch.com, Inc. to meet its holding company obligation.

Commitments and contingencies

See Note 16 to the accompanying consolidated financial statements included in Item 8 of this Annual Report for information regarding pending and threatened litigation.

Income Taxes

The Parent Company’s financial statements recognize the current and deferred income tax consequences that result from its activities pursuant to the provisions of ASC 740 as if it were a separate taxpayer rather than a member of the Parent Company’s consolidated income tax group. No income tax benefit is recognized for its net operating loss and other deferred tax assets because realization of these future deductions does not meet the more likely than not standard such that they are subject to a full valuation allowance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 as a result of material weaknesses in our internal control over financial reporting as described below.

In light of the material weaknesses in the Company’s internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements included in Form 10-K were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Following such additional procedures, our management, including our principal executive officer and principal financial officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weaknesses described below, we concluded that the system of internal control over financial reporting was not effective.

In connection with the audit of our financial statements for the year ended December 31, 2021, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses in our internal control over financial reporting which existed as of December 31, 2021 related to:

a)	the design and implementation of information technology general controls in the areas of user access and program change-management for systems, and related process-level automated controls, supporting the Company’s internal control processes;
b)	the identification, design, implementation, and retention of evidence of control activities, including controls over the completeness and accuracy of information produced by the entity that is used in the operation of its control activities; and,
c)	the quantity of personnel across the organization to design and operate internal controls commensurate with the nature, growth, and complexity of our business.

These material weaknesses impact multiple components of the COSO framework.

Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

In the year ended December 31, 2021, the Company acquired V12 Data, HOA, Rynoh, AHP, and Floify, as well as other insignificant acquisitions. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the Company excluded these acquired businesses from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The businesses acquired during 2021 represented approximately 68% of the total assets and 51% of total revenue of the Company as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Planned Remediation Activities

Our planned remediation efforts related to the above identified material weaknesses include:

●	consolidation of relevant financial systems across our internal control framework;
●	investments to upgrade or replace existing systems which do not have the appropriate infrastructure to meet the requirements of our internal control framework;
●	expanding the available resources at the Company with experience designing and implementing control activities, including information technology general controls and automated controls, through hiring and use of third-party consultants and specialists;
●	recruiting and hiring additional personnel with the appropriate skills and experience to operate the internal controls required by the nature, pace, and complexity of our business.
●	perform on going trainings with control performers to improve documentation that supports effective control activities, including evidence over the completeness and accuracy of information produced by the entity.

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

Remediation of Prior Material Weaknesses

As discussed in our Annual Report on Form 10-K/A filed for the year ended December 31, 2020, management had identified a material weaknesses in our internal control over financial reporting related to (i) insufficient qualified personnel to prepare and review complex technical accounting issues and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines to support the current size and complexity (e.g., acquisitions, divestitures and financings) of the Company; and, (ii) insufficient processes and resources in place to critically evaluate the identification, selection and application of US GAAP for complex securities to provide reasonable assurance that significant transactions are appropriately recorded.

Management identified the people, process and technology necessary to strengthen our internal control over financial reporting and to address the material weakness. We began implementing certain of these measures in the fourth quarter of 2020 and continued to develop remediation plans and implemented additional measures throughout 2021. We have remediated the material weakness through the following:

●	we hired a new Chief Financial Officer in June 2020 and a new Controller in April 2021; both are experienced finance and accounting professionals for public companies;
●	we recruited additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources; and,
●	we have been and will continue designing and implementing additional automation and integration in our financially significant systems.

As discussed above, while Management has identified material weaknesses as of December 31, 2021, we have completed our evaluation of the updated internal controls and remediation procedures associated with the material weaknesses in internal control over financial reporting identified as of December 31, 2020, and have determined that those material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

During 2021, the Company took action to improve the internal control environment. Specifically, we formed an internal working group to detail and implement specific remediation plans for these control deficiencies, engaged with outside consultants to provide advice and assistance, and hired additional personnel to assist with performing and monitoring internal control activity. The Company completed the following:

●	enhanced risk assessment and review controls around complex transactions;
●	implemented additional trainings to improve understanding and documentation that supports effective control operation;
●	enhanced financial close process controls through process improvement and system implementation; and,
●	increased leadership communication of emphasizing the importance of the overall control environment.

Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions, and cannot provide absolute assurance that its objectives will be met.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Porch Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Porch Group, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Porch Group, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its 2021 acquisitions, which are included in the 2021 consolidated financial statements of the Company and constituted 68% of assets as of December 31, 2021 and 51% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2021 acquisitions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to: a) the design and implementation of information technology general controls in the areas of user access and program change-management for systems, and related process-level automated controls, supporting the Company’s internal control processes; b) the identification, design, implementation, and retention of evidence of control activities, including controls over the completeness and accuracy of information produced by the entity that is used in the operation of its control activities; and c) the quantity of personnel across the organization to design and operate internal controls commensurate with the nature, growth, and complexity of their business. These material weaknesses impact multiple components of the COSO framework.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Seattle, Washington

March 16, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item of Form 10-K will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

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

(a)The following documents are filed as part of this Annual Report:

1.Financial Statements (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report);

2.Financial Statement Schedules (Schedule I: Condensed Financial Information of Registrant);

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto; and

3.The exhibits listed in the “Exhibit Index” below to this Annual Report are incorporated herein by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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

2.5+

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

3.2	Amended and Restated By-Laws of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 29, 2020).
4.1	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K (File No. 001-39142), filed with the SEC on March 31, 2021).
4.2	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).
4.3	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).
4.4

Warrant Agreement, dated November 21, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on November 26, 2019).

4.5

Indenture, dated as of September 16, 2021, by and between Porch Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

4.6

Form of 0.75% Convertible Senior Notes due 2026 (included as Exhibit A in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

10.1#

Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

10.2

Amended and Restated Registration Rights Agreement, dated December 23, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

10.3#

Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Annex E to the Company’s definitive proxy statement/consent solicitation statement/prospectus (File No. 333-249468), filed with the SEC on December 3, 2020).

10.4#	Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-253778) filed with the SEC on March 2, 2021).
10.5#

Form of Restricted Stock Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on May 20, 2021).

10.6#

Form of Stock Option Agreement under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on May 20, 2021).

10.7#

Form of Restricted Stock Unit Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.8#

Form of Restricted Stock Award Agreement under Porch Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.9#

Form of Stock Option Agreement under Porch Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.10#

Form of Restricted Stock Unit Award Agreement under Porch Group, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.11#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).
10.12#

Employment Agreement, dated February 11, 2022, by and between Porch Group, Inc. and Matthew Ehrlichman (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.13#

Form of Performance-Based (Market-Condition) Restricted Stock Unit Award Agreement (CEO) under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.14#

Form of Restricted Stock Unit Award Agreement (CEO) under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.15#

Letter Agreement, dated November 8, 2013, by and between Porch.com, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.9 of the Company’s Form S-4 (File No. 333-249468), filed with the SEC on October 14, 2020).

10.16#

Retention Agreement, dated February 20, 2018, by and between Porch.com, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

10.17#

Employment Agreement, dated February 11, 2022, by and between Porch Group, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.18#

Form of Performance-Based (Market-Condition) Restricted Stock Unit Award Agreement (COO) under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on November 19, 2021).

10.19#

Form of Restricted Stock Unit Award Agreement (COO) under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on November 19, 2021).

10.20#

First Amendment to Offer Letter, dated February 11, 2022, by and between Porch Group, Inc. and Marty Heimbigner (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.21

Form of Capped Call Confirmation between Porch Group, Inc. and each of the option counterparties (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed with this Annual Report on Form 10-K.
**

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2022.

PORCH GROUP, INC.

By:	/s/ Matthew Ehrlichman
Matthew Ehrlichman
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/ s/ Matthew Ehrlichman	Chief Executive Officer
Matthew Ehrlichman	(principal executive officer) and Chairman

/s/ Marty Heimbigner	Chief Financial Officer
Marty Heimbigner	(principal financial and accounting officer)

/s/ Rachel Lam
Rachel Lam	Director

/s/ Alan Pickerill
Alan Pickerill	Director

/s/ Javier Saade
Javier Saade	Director

/s/ Asha Sharma
Asha Sharma	Director

/s/ Chris Terrill
Chris Terrill	Director

/s/ Maurice Tulloch
Maurice Tulloch	Director

/s/ Regi Vengalil
Regi Vengalil	Director