Form 10-Q
period 2022-03-31
Porch Group, Inc.
filed 2022-05-10
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39142

Porch Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2587663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

411 1st Avenue S., Suite 501, Seattle, WA 98104

(Address of Principal Executive Offices) (Zip Code)

(855) 767-2400

(Registrant’s telephone number, including area code)

2200 1st Avenue S., Suite 300, Seattle, WA 98134

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

The number of outstanding shares of the registrant’s common stock as of May 6, 2022 was 99,136,900.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PORCH GROUP, INC.

Condensed Consolidated Balance Sheets

(all numbers in thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$292,373	$315,741
Accounts receivable, net	29,996	28,767
Short-term investments	8,462	9,251
Reinsurance balance due	239,739	228,416
Prepaid expenses and other current assets	21,087	14,338
Restricted cash	10,162	8,551
Total current assets	601,819	605,064
Property, equipment, and software, net	8,340	6,666
Operating lease right-of-use assets	3,922	4,504
Goodwill	226,576	225,654
Long-term investments	56,865	58,324
Intangible assets, net	124,306	129,830
Restricted cash, non-current	500	500
Long-term insurance commissions receivable	9,061	7,521
Other assets	5,373	684
Total assets	$1,036,762	$1,038,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,016	$6,965
Accrued expenses and other current liabilities	35,029	37,675
Deferred revenue	198,857	201,085
Refundable customer deposit	16,686	15,274
Current portion of long-term debt	150	150
Losses and loss adjustment expense reserves	79,608	61,949
Other insurance liabilities, current	43,049	40,024
Total current liabilities	381,395	363,122
Long-term debt	415,002	414,585
Operating lease liabilities, non-current	2,267	2,694
Earnout liability, at fair value	2,687	13,866
Private warrant liability, at fair value	5,004	15,193
Other liabilities (includes $12,822 and $9,617 at fair value, respectively)	15,528	12,242
Total liabilities	821,883	821,702
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value:	10	10
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 98,297,186 and 97,961,597, respectively
Additional paid-in capital	647,551	641,406
Accumulated other comprehensive loss	(2,774)	(259)
Accumulated deficit	(429,908)	(424,112)
Total stockholders’ equity	214,879	217,045
Total liabilities and stockholders’ equity	$1,036,762	$1,038,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Operations

(all numbers in thousands, except share amounts, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$62,561	$26,742
Operating expenses(1):
Cost of revenue	21,189	5,930
Selling and marketing	25,743	14,638
Product and technology	14,231	11,789
General and administrative	26,699	24,016
Total operating expenses	87,862	56,373
Operating loss	(25,301)	(29,631)
Other income (expense):
Interest expense	(2,293)	(1,223)
Change in fair value of earnout liability	11,179	(18,770)
Change in fair value of private warrant liability	10,189	(15,910)
Investment income and realized gains, net of investment expenses	197	—
Other income, net	56	83
Total other income (expense)	19,328	(35,820)
Loss before income taxes	(5,973)	(65,451)
Income tax benefit	177	350
Net loss	$(5,796)	$(65,101)

Loss per share - basic and diluted (Note 14)	$(0.06)	$(0.76)

Shares used in computing basic and diluted loss per share	96,074,527	85,331,575
(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$—	$1
Selling and marketing	632	2,082
Product and technology	1,137	2,317
General and administrative	4,085	12,435
	$5,854	$16,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(all numbers in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,796)	$(65,101)
Other comprehensive loss:
Current period change in net unrealized loss, net of tax	(2,515)	—
Comprehensive loss	$(8,311)	$(65,101)

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(all numbers in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	97,961,597	$10	$641,406	$(424,112)	$(259)	$217,045
Net loss	—	—	—	(5,796)	—	(5,796)
Other comprehensive income	—	—	—	—	(2,515)	(2,515)
Stock-based compensation	—	—	5,854	—	—	5,854
Contingent consideration for acquisitions	—	—	530	—	—	530
Vesting of restricted stock awards	245,855	—	—	—	—	—
Exercise of stock options	185,685	—	473	—	—	473
Income tax withholdings	(95,951)	—	(712)	—	—	(712)
Balances as of March 31, 2022	98,297,186	$10	$647,551	$(429,908)	$(2,774)	$214,879

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(all numbers in thousands, except share amounts, unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2020	81,669,151	$8	$424,823	$(317,506)	$107,325
Net loss	—	—	—	(65,101)	(65,101)
Stock-based compensation	—	—	4,462	—	4,462
Stock-based compensation - earnout	—	—	12,373	—	12,373
Issuance of common stock for acquisitions	90,000	—	1,169	—	1,169
Reclassification of earnout liability upon vesting	—	—	25,815	—	25,815
Vesting of restricted stock awards	2,078,102	—	—	—	—
Exercise of stock warrants	8,087,623	1	93,007	—	93,008
Exercise of stock options	593,106	—	355	—	355
Income tax withholdings	(1,062,250)	—	(16,997)	—	(16,997)
Transaction costs	—	—	(402)	—	(402)
Balances as of March 31, 2021	91,455,732	$9	$544,605	$(382,607)	$162,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(all numbers in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,796)	$(65,101)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,483	2,463
Amortization of operating lease right-of-use assets	582	345
Loss on sale and impairment of long-lived assets	70	68
Loss (gain) on remeasurement of private warrant liability	(10,189)	15,910
Loss (gain) on remeasurement of contingent consideration	3,205	(355)
Loss (gain) on remeasurement of earnout liability	(11,179)	18,770
Stock-based compensation	5,854	16,835
Amortization of investment premium/accretion of discount, net	566	—
Net realized losses on investments	68	—
Interest expense (non-cash)	1,046	311
Other	64	(225)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(1,296)	(846)
Reinsurance balance due	(11,323)	—
Prepaid expenses and other current assets	(6,749)	441
Accounts payable	1,051	(8,090)
Accrued expenses and other current liabilities	(3,145)	2,625
Losses and loss adjustment expense reserves	17,659	—
Other insurance liabilities, current	3,025	—
Deferred revenue	(2,228)	(1,362)
Refundable customer deposits	1,412	(837)
Contingent consideration - business combination	—	(1,663)
Long-term insurance commissions receivable	(1,540)	(1,383)
Operating lease liabilities, non-current	(235)	(354)
Other	(696)	(487)
Net cash used in operating activities	(13,291)	(22,935)
Cash flows from investing activities:
Purchases of property and equipment	(1,167)	(34)
Capitalized internal use software development costs	(1,574)	(798)
Purchases of short-term and long-term investments	(8,835)	—
Maturities, sales of short-term and long-term investments	8,449	—
Non-refundable deposit for acquisition	(4,950)	—
Acquisitions, net of cash acquired	—	(22,882)
Net cash used in investing activities	(8,077)	(23,714)
Cash flows from financing activities:
Repayments of principal and related fees	(150)	(150)
Proceeds from exercises of warrants	—	89,771
Proceeds from exercises of stock options	473	355
Income tax withholdings paid upon vesting of restricted stock units	(712)	(16,997)
Settlement of contingent consideration related to a business acquisition	—	(400)
Net cash (used) provided by financing activities	(389)	72,579
Net change in cash, cash equivalents, and restricted cash	$(21,757)	$25,930
Cash, cash equivalents, and restricted cash, beginning of period	$324,792	$207,453
Cash, cash equivalents, and restricted cash end of period	$303,035	$233,383

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(all numbers in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures
Cash paid for interest	$1,587	$903
Non-cash consideration for acquisitions	$—	$2,906
Earnout liability	$—	$25,815
Proceeds receivable from exercises of warrants	$—	$3,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group,” “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to over 25,500 home services companies. The Vertical Software Segment provides software and services to home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, and others, and the Insurance Segment operates both as an insurance carrier underwriting home insurance policies, and as an agent selling home and auto insurance for over 20 major and regional insurance companies. The Insurance Segment also includes Porch’s warranty service offering.

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022. The information as of December 31, 2021 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements.

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other interim period or future year.

Comprehensive Loss

Comprehensive loss consists of adjustments related to unrealized gains and losses on available-for-sale securities.

Reclassifications

Certain reclassifications to previously reported 2021 balances were made to conform to the current period presentation in the unaudited condensed consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis these estimates, which include, but are not limited to,

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

estimated variable consideration for services performed, estimated lifetime value of the commissions, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, are evaluated by management. Actual results could differ materially from those estimates, judgments, and assumptions.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit and fixed-maturity securities, as well as receivable balance in the course of collection.

The Company’s insurance carrier subsidiary has exposure and remains liable in the event of an insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. Two reinsurers represented more than 10% individually, and 38% in aggregate, of the Company’s insurance subsidiary’s total reinsurance receivables as of March 31, 2022.

Substantially all of the Company’s insurance-related revenues in the Insurance segment are derived from customers in Texas (which represent approximately 57% of such revenues in the three months ended March 31, 2022), South Carolina, North Carolina, Georgia, Virginia and Arizona, which could be adversely affected by economic conditions, an increase in competition, or environmental impacts and changes.

No individual customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2022, or 2021. As of March 31, 2022 and December 31, 2021, no individual customer accounted for 10% or more of the Company’s total accounts receivable.

As of March 31, 2022, the Company held approximately $233.4 million of cash with one U.S. commercial bank.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash equivalents as of March 31, 2022 includes $0.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $7.1 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty five states, $0.3 million of customer deposits, $0.4 million in escrow with an insurance regulator, and $2.6 million related to acquisition indemnifications, of which $0.5 million is recorded in non-current assets. Restricted cash equivalents as of December 31, 2021, includes $0.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.9 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty five states, $0.3 million of customer deposits, and $2.6 million related to acquisition indemnifications in escrow accounts, of which $0.5 million is recorded in non-current assets.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The reconciliation of cash and cash equivalents to amounts presented in the unaudited condensed consolidated statements of cash flows are as follows:

	March 31, 2022	December 31, 2021

Cash and cash equivalents	$292,373	$315,741
Restricted cash and restricted cash equivalents - current	10,162	8,551
Restricted cash and restricted cash equivalents - non-current	500	500
Cash, cash equivalents and restricted cash	$303,035	$324,792

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers and other corporate partnerships, as well as credit card receivables. The Company estimates allowances for uncollectible receivables based on the creditworthiness of its customers, historical trend analysis and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at March 31, 2022 and December 31, 2021, was $0.5 million and $0.4 million, respectively.

Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected. The Company records the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.

Deferred Policy Acquisition Costs

The Company capitalizes deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Company’s insurance subsidiary of new or renewal insurance contracts. DAC are amortized to expense on a straight-line basis over the terms of the policies to which they relate, which is generally one year. The amortization of DAC is included in sales and marketing expense in the unaudited condensed consolidated statements of operations and comprehensive loss. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of March 31, 2022 and December 31, 2021, DAC of $7.7 million and $4.0 million is included in prepaid expenses and other current assets.

Changes in DAC for the three months ended March 31, 2022 are as follows:

2022
Deferred policy acquisition costs at December 31, 2021 (gross)	$33,014
Ceded deferred policy acquisition costs	(29,026)
Deferred policy acquisition costs at December 31, 2021 (net)	3,988
Capitalized costs	16,753
Amortized costs	(13,001)
Deferred policy acquisition costs at March 31, 2022 (net)	$7,740

Fair Value of Financial Instruments

Fair value, as defined by the accounting standards, represents the amount at which an asset or liability would be transferred in a current orderly transaction between willing market participants. Emphasis is placed on observable inputs being used to assess fair value. To reflect this approach the standards require a three-tiered fair value hierarchy be

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

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

Other Insurance Liabilities, Current

The following table details the components of other insurance liabilities, current on the condensed consolidated balance sheets:

	March 31, 2022	December 31, 2021
Ceded reinsurance premiums payable	$21,439	$22,523
Funds held under reinsurance treaty	2,092	2,206
Commissions payable, reinsurers and agents	9,259	10,697
General and accrued expenses payable	579	321
Advance premiums	9,680	4,277
Other insurance liabilities, current	$43,049	$40,024

Income Taxes

Provisions for income taxes for the three months ended March 31, 2022 and 2021 were a $0.2 million benefit and a $0.4 million benefit, respectively, and the effective tax rates for these periods were 2.96% and 0.53%, respectively. The difference between the Company’s effective tax rates for the 2022 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred assets. The difference between the Company’s effective tax rates for the 2021 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The amendments of this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606. The amendments of this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years. The ASU clarifies that early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company early adopted this ASU as of January 1, 2022 and will apply the guidance prospectively for business combinations that occur after the adoption date. Therefore, the adoption will have no impact to the existing consolidated balance sheets, statements of operations, and statements of cash flows.

2. Revenue

Disaggregation of Revenue

The Company generates revenue in its Vertical Software segment from (1) software and service subscription fees received for continued access to and transactions processed using owned software platforms by individual contractors, small business service providers and large enterprise service providers, (2) move-related transactions for a variety of services when end customers are connected with service providers primarily related to moving or settling into a new home, and (3) post-move transactions for the delivery of leads to service providers who primarily support the continued maintenance of the home.

The revenue generated by the Company’s Insurance segment is primarily from the sale of its own written insurance and warranty policies or third-party policies via its agency. This revenue includes insurance and warranty premiums earned over the life of the policy, reinsurance profit share, policy fees, commissions earned at the time it is put in force or ceded.

Total revenues consisted of the following:

	Three Months Ended March 31,
	2022	2021
Vertical Software segment
Software and service subscriptions	$17,965	$10,879
Move-related transactions (excluding insurance)	12,193	8,960
Post-move transactions	4,530	5,098
Total Vertical Software segment revenue	34,688	24,937

Insurance segment
Insurance and warranty premiums, commissions and policy fees(1)	27,873	1,805
Total Insurance segment revenue	27,873	1,805

Total revenue	$62,561	$26,742

(1) Revenue recognized during the three months ended March 31, 2022 includes revenue from regulated property and casualty insurance entity in the form of insurance premiums, policy fees, ceding commissions, and reinsurance profit sharing of $20.0 million which is accounted for separately from the revenue from contracts with customers.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Contracts with Customers

Contract Assets - Insurance Commissions Receivable

A summary of the activity impacting the contract assets during the three months ended March 31, 2022, is presented below:

Contract Assets
Balance at December 31, 2021	$9,384
Estimated lifetime value of insurance policies sold by carriers	2,422
Cash receipts	(753)
Balance at March 31, 2022	$11,053

As of March 31, 2022, $2.0 million of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the condensed consolidated balance sheets. The remaining $9.1 million of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the condensed consolidated balance sheets.

Contract Liabilities — Refundable Customer Deposits

A summary of the activity impacting the contract liabilities during the three months ended March 31, 2022 is presented below:

Contract
Liabilities
Balance at December 31, 2021	15,274
Additions to contract liabilities	7,891
Contract liabilities transferred to revenue	(6,479)
Balance at March 31, 2022	$16,686

As of March 31, 2022, $16.7 million in contract liabilities related to refundable customer deposits received in advance of warranty services provided, are included in current refundable customer deposits on the consolidated balance sheets because the policyholder may cancel the policy at any time and receive a pro-rated refund. If the policies are not canceled, the balance is expected to be transferred to revenue over the term of the policies, which is, on average, 19 months.

Deferred Revenue

Timing may differ between the satisfaction of performance obligations and the collection of amounts from customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent the amounts relate to services or coverage performed by the Company over time, these liabilities are classified as deferred revenue. If the amounts collected are related to a point in time obligation which has yet to be performed, these liabilities are classified as refundable customer deposits.

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2022 is presented below:

	Vertical Software	Insurance	Total
	Deferred Revenue	Deferred Revenue	Deferred Revenue
Balance at December 31, 2021	3,814	$197,271	$201,085
Revenue recognized(1)	(5,279)	(91,994)	(97,273)

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Additional amounts deferred	5,722	89,323	95,045
Balance at March 31, 2022	$4,257	$194,600	$198,857
(1)	In the table above, revenue recognized on earned premiums related to the insurance segment is presented as the gross amount from policy holders excluding the impact of ceded premiums. On the unaudited condensed statements of operations earned premiums are presented net of ceded premiums of $71.7 million.

Remaining Performance Obligations

Contracts with customers include $4.3 million to performance obligations that will be satisfied at a later date. These amounts primarily include performance obligations that are recorded in the condensed consolidated balance sheets as deferred revenue.

The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the condensed consolidated balance sheets, is immaterial as of March 31, 2022 and December 31, 2021.

The Company has applied the practical expedients provided for in the accounting standards, and does not present unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed. Additionally, the Company excludes amounts related to performance obligations that are billed and recognized as they are delivered.

3. Investments

The following table provides the Company’s investment income, and realized gains on investments:

Three Months Ended March 31,
2022
Investment income, net of investment expenses	$265
Realized gains on investments	2
Realized losses on investments	(70)
Investment income and realized gains, net of investment expenses	$197

The Company did not have significant investment income during the three months ended March 31, 2021.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table provides the amortized cost, fair value and unrealized gains and (losses) of the Company’s investment securities:

	March 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$3,653	$1	$(135)	$3,519
Obligations of states, municipalities and political subdivisions	9,997	—	(584)	9,413
Corporate bonds	30,283	3	(1,234)	29,052
Residential and commercial mortgage-backed securities	15,237	27	(617)	14,647
Other loan-backed and structured securities	8,931	2	(237)	8,696
Total debt securities	$68,101	$33	$(2,807)	$65,327

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$5,452	$1	$(36)	$5,417
Obligations of states, municipalities and political subdivisions	8,913	21	(84)	8,850
Corporate bonds	31,491	89	(155)	31,425
Residential and commercial mortgage-backed securities	14,387	34	(139)	14,282
Other loan-backed and structured securities	7,637	5	(41)	7,601
Total debt securities	$67,880	$150	$(455)	$67,575

The amortized cost and fair value of securities at March 31, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$6,425	$6,388
Due after one year through five years	20,771	19,914
Due after five years through ten years	13,700	12,820
Due after ten years	3,037	2,862
Residential and commercial mortgage-backed securities	15,237	14,647
Other loan-backed and structured securities	8,931	8,696
Total	$68,101	$65,327

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporarily impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

-	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
-	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

-	general market conditions and industry or sector-specific factors;
-	nonpayment by the issuer of its contractually obligated interest and principal payments; and
-	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At March 31, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(135)	$3,204	$—	$—	$(135)	$3,204
Obligations of states, municipalities and political subdivisions	(584)	9,361	—	—	(584)	9,361
Corporate bonds	(1,234)	21,104	—	—	(1,234)	21,104
Residential and commercial mortgage-backed securities	(617)	13,816	—	—	(617)	13,816
Other loan-backed and structured securities	(237)	8,035	—	—	(237)	8,035
Total securities	$(2,807)	$55,520	$—	$—	$(2,807)	$55,520

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At December 31, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(36)	$5,007	$—	$—	$(36)	$5,007
Obligations of states, municipalities and political subdivisions	(84)	4,292	—	—	(84)	4,292
Corporate bonds	(155)	15,446	—	—	(155)	15,446
Residential and commercial mortgage-backed securities	(139)	9,687	—	—	(139)	9,687
Other loan-backed and structured securities	(41)	6,818	—	—	(41)	6,818
Total securities	$(455)	$41,250	$—	$—	$(455)	$41,250

At March 31, 2022, and December 31, 2021, there were 448 and 358 securities, respectively, in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at March 31, 2022.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

4. Fair Value

The following table details the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2022
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$5,041	$—	$—	$5,041
Debt securities:
U.S. Treasuries	3,519	—	—	3,519
Obligations of states and municipalities	—	9,413	—	9,413
Corporate bonds	—	29,052	—	29,052
Residential and commercial mortgage-backed securities	—	14,647	—	14,647
Other loan-backed and structured securities	—	8,696	—	8,696
	$8,560	$61,808	$—	$70,368
Liabilities
Contingent consideration - business combinations	$—	$—	$12,822	$12,822
Contingent consideration - earnout	—	—	2,687	2,687
Private warrant liability	—	—	5,004	5,004
	$—	$—	$20,513	$20,513

	Fair Value Measurement at December 31, 2021
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	17,318	$—	$—	$17,318
Debt securities:
U.S. Treasuries	5,417	—	—	5,417
Obligations of states and municipalities	—	8,850	—	8,850
Corporate bonds	—	31,425	—	31,425
Residential and commercial mortgage-backed securities	—	14,282	—	14,282
Other loan-backed and structured securities	—	7,601	—	7,601
	$22,735	$62,158	$—	$84,893

Liabilities
Contingent consideration - business combinations	$—	$—	$9,617	$9,617
Contingent consideration - earnout	—	—	13,866	13,866
Private warrant liability	—	—	15,193	15,193
	$—	$—	$38,676	$38,676

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2.

Contingent Consideration – Business Combinations

The Company estimated the fair value of the business combination contingent consideration triggered by EBITDA or revenue milestones, related to certain 2021 acquisitions using the Monte Carlo simulation method. The fair value of $0.1 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively, is based on the simulated revenue and net income (loss) of the Company over the maturity date of the contingent consideration.

The Company estimated the fair value of the business combination contingent consideration that is triggered by stock price milestones, related to a certain 2021 acquisition, using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of March 31, 2022, the key inputs used to determine the fair value of $12.7 million, were the stock price of $6.95, strike price of $36.00, discount rate of 8.2% and volatility of 75%. As of December 31, 2021, the key inputs used in the determination of the fair value of $9.3 million included the volume weighted average price of $16.37, strike price of $36.00, discount rate of 7% and volatility of 60%.

Contingent Consideration - Earnout

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value of $2.7 million is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by certain employee forfeitures. As of March 31, 2022, the key inputs used to determine the fair value included exercise price of $22.00, volatility of 70%, forfeiture rate of 15% and stock price of $6.95. As of December 31, 2021, the key inputs used in the determination of the fair value included exercise price of $22.00, volatility of 65%, forfeiture rate of 15% and stock price of $15.59.

Private Warrants

The Company estimated the fair value of the private warrants of $5.0 million using the Black-Scholes-Merton option pricing model. As of March 31, 2022, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 71%, remaining contractual term of 3.73 years, and stock price of $6.95. As of December 31, 2021, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 60%, remaining contractual term of 3.98 years, and stock price of $15.59.

Level 3 Rollforward

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2022	$13,866	$9,617	$15,193
Additions	—	—	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	(11,179)	3,205	(10,189)
Fair value as of March 31, 2022	$2,687	$12,822	$5,004

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2021	$50,238	$3,549	$31,534
Additions	—	1,737	—
Settlements	(25,815)	(2,062)	—
Change in fair value, loss (gain) included in net loss(1)	18,770	(355)	15,910
Fair value as of March 31, 2021	$43,193	$2,869	$47,444

(1)	Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the unaudited condensed consolidated statements of operations.

Fair Value Disclosure

As of March 31, 2022 and December 31, 2021, the fair value of the convertible senior notes is $286.9 million and $400.4 million, respectively. The decrease of $113.5 million is primarily due to the decline in the stock price at March 31, 2022 as compared to December 31, 2021. The fair value of other debt approximates the unpaid principal balance and is considered a Level 3 measurement. See Note 7.

5. Property, Equipment, and Software

Property, equipment, and software net, consists of the following:

	March 31,	December 31,
	2022	2021
Software and computer equipment	$8,257	$7,287
Furniture, office equipment, and other	2,126	2,006
Internally developed software	14,221	13,102
Leasehold improvements	2,208	2,191
	26,812	24,586
Less: Accumulated depreciation and amortization	(18,472)	(17,920)
Property, equipment, and software, net	$8,340	$6,666

Depreciation and amortization expense related to property, equipment, and software was $1.0 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization, and consist of the following, as of March 31, 2022:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	9.0	$56,810	$(8,658)	$48,152
Acquired technology	5.0	48,135	(12,619)	35,516
Trademarks and tradenames	12.0	25,389	(3,194)	22,195
Non-compete agreements	2.0	450	(320)	130
Value of business acquired	1.0	400	(394)	6
Renewal rights	6.0	9,734	(1,137)	8,597
Trademarks and tradenames	Indefinite	4,750	—	4,750
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$150,628	$(26,322)	$124,306

The aggregate amortization expense related to intangibles was $5.5 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the three months ended March 31, 2022:

Goodwill
Balance as of December 31, 2021	225,654
Purchase price adjustments	922
Balance as of March 31, 2022	$226,576

7. Debt

At March 31, 2022, debt comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$425,000	$—	$(10,228)	$414,772
Other notes	450	(70)	—	380
	$425,450	$(70)	$(10,228)	$415,152

Convertible Senior Notes

Interest expense recognized related to the 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) was approximately $1.4 million for the three months ended March 31, 2022, and comprised of contractual interest expense and amortization of debt issuance costs.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

8. Equity and Warrants

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes the Company’s fully diluted capital structure:

	March 31,	December 31,
	2022	2021
Issued and outstanding common shares	96,247,186	95,911,597
Earnout common shares	2,050,000	2,050,000
Total common shares issued and outstanding	98,297,186	97,961,597
Common shares reserved for future issuance:
Private warrants	1,795,700	1,795,700
Common stock options outstanding (Note 9)	4,569,743	4,822,992
Restricted stock units and awards (Note 9)	4,225,986	2,717,154
2020 Equity Plan pool reserved for future issuance	6,390,137	8,126,263
Convertible senior notes, due 2026(1)	16,998,130	16,998,130
Total shares of common stock outstanding and reserved for future issuance	132,276,882	132,421,836
(1)	In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table.

The table above excludes common stock contingently issuable in connection with prior acquisitions. Such common stock is issuable to the extent specified operational milestones are achieved or market conditions are met in the future.

Warrants

There was no activity related to public and private warrants during the three months ended March 31, 2022.

	Number of
	Common
	Shares Issued	Cash Received
Balances as of January 1, 2022	1,795,700	$—
Exercised	—	—
Canceled	—	—
Balances as of March 31, 2022	1,795,700	$—

9. Stock-Based Compensation

Under the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2012 Equity Incentive Plan upon the closing of the Merger in December 2020, the employees, directors and consultants of the Company are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance awards, and other stock awards, collectively referred to as “Awards”.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Stock-based compensation consists of expense related to equity awards in the normal course, earnout restricted stock and a secondary market transaction as described below:

	Three months ended
	March 31,
	2022	2021
Secondary market transaction	$—	$1,933
Employee earnout restricted stock	—	12,373
Employee awards	5,854	2,529
Total operating expenses	$5,854	$16,835

Detail related to stock option, RSU and RSA activity for the three months ended March 31, 2022, is as follows:

		Number of	Number of
	Number of	Restricted	Restricted
	Options	Stock Units	Stock Awards
Balances as of January 1, 2021	4,822,992	2,712,762	4,392
Granted	—	1,885,725	—
Vested	—	(241,463)	(4,392)
Exercised	(185,685)	—	—
Forfeited, canceled or expired	(67,564)	(131,038)	—
Balances as of March 31, 2022	4,569,743	4,225,986	—

10. Reinsurance

The effects of reinsurance on premiums written and earned for the three months ended March 31, 2022 were as follows:

	2022
	Written	Earned
Direct premiums	$87,123	$84,318
Ceded premiums	(60,636)	(71,727)
Net premiums	$26,487	$12,591

The effects of reinsurance on incurred losses and LAE for the three months ended March 31, 2022 were as follows:

2022
Direct losses and LAE	$68,221
Ceded losses and LAE	(58,973)
Net losses and LAE	$9,248

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The detail of reinsurance balances due is as follows:

	March 31, 2022	December 31, 2021
Unearned premium	$142,619	$153,710
Losses and LAE Reserve	71,196	56,752
Reinsurance recoverable	25,746	17,780
Other	178	174
Reinsurance balance due	$239,739	$228,416

11. Unpaid Losses and Loss Adjustment Reserve

The following table provides the rollforward of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the three months ended March 31, 2022:

2022
Reserve for losses and LAE, at December 31, 2021	$61,949
Reinsurance recoverables on losses and LAE	(56,752)
Losses and LAE reserve, net of reinsurance recoverables at December 31, 2021	5,197
Add provisions for losses and LAE occurring in:
Current year	9,868
Prior years	(620)
Net incurred losses and LAE during the current year	9,248
Deduct payments for losses and LAE occurring in:
Current year	(4,431)
Prior years	(1,602)
Net claim and LAE payments during the current year	(6,033)
Reserve for losses and LAE, net of reinsurance recoverables, at end of year	8,412
Reinsurance recoverables on losses and LAE	71,196
Losses and LAE reserve at March 31, 2022	$79,608

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made, resulting in a decrease of $0.6 million for the three months ended March 31, 2022.

12. Commitments and Contingencies

Acquisition Commitments

On September 2, 2021, the Company entered into a Stock Purchase Agreement with Covéa Coopérations S.A., to acquire CSE - a California-based personal lines insurer focused on property and auto. Subject to the terms and conditions set forth in the Agreement, at the closing of the transactions contemplated by the Agreement, Buyer will pay $48.6 million in cash for all of the shares of GMF Financial Services Corporation, which owns all of the issued and outstanding stock of Civil Service Employees Insurance Company, CSE Safeguard Insurance Company, CSE Insurance Services, Inc. and CSE Group Services Company, subject to certain adjustments, as further described in the Agreement. The closing is subject to customary conditions, including, among others, the absence of a material adverse effect on GMFF and the receipt of specified governmental consents and approvals.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

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

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants seek to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also seek punitive damages, attorney’s fees and costs. This matter is still in the arbitration process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Certain claimants have settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims occurred in March 2022, but a final decision has yet to be issued by the Arbitrator. Porch is unable to provide an estimate of the range or amount of potential loss across the remaining claims (if the outcome should be unfavorable); however, Porch has recorded an estimated accrual related to the claims underlying the aforementioned settlement. Porch intends to contest the remaining claims vigorously.

Putative Wage and Hours Class Action Proceeding

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 Defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Legacy Porch and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs seek damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs for which, Porch has recorded an estimated accrual for a contingent loss based on information currently known. The parties recently attended mediation

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

in an effort to resolve the matter. The mediation was successful, and a deal was reached.  The parties have executed the long form settlement agreement and obtained preliminary approval from the court on April 25, 2022. Notices will go out to the putative class, and after the notice period, the parties will seek final approval of the settlement from the court on August 11, 2022. If final approval is granted, and the settlement will be funded, and the case will be complete.

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

13. Segment Information

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

Our Vertical Software segment primarily consists of a vertical software platform for the home, providing software and services to home services companies, such as home inspectors, moving companies, utility companies, title companies and others, and includes software fee revenues from companies, and non-insurance revenue. The Vertical Software segment also includes per-lead and per-quote-based revenue from insurance companies.

Our Insurance segment offers various forms of homeowner insurance policies through its own insurance carrier and certain homeowner and auto insurance policies through its licensed insurance agency. The Insurance segment also includes home warranty service revenue.

The following table provides the Company’s revenue by segment:

	Three Months Ended March 31,
	2022	2021
Segment revenues:
Vertical Software	$34,688	$24,937
Insurance	27,873	1,805
Total segment revenue	$62,561	$26,742

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Currently, we do not allocate any shared expenses to the reportable segments. These expenses are included in Corporate and Other. Corporate and Other includes shared expenses such as sales and marketing, certain product and technology, accounting, human resources, legal and general and administrative, and other income, expenses, gains and losses that are not allocated in assessing segment performance due to their function. Such transactions are excluded from the reportable segments results but included in reported consolidated results.

The reconciliation of segment Adjusted EBITDA (loss) to consolidated loss from operations below includes the effects of corporate and other items that the CODM does not consider in assessing segment performance.

The following tables provide financial information for the two reportable segments and reconciliations to consolidated financial information for the periods presented:

	Three Months Ended March 31,
	2022	2021
Segment adjusted EBITDA (loss):
Vertical Software	$2,984	$3,151
Insurance	3,286	508
Corporate and Other	(13,342)	(13,261)
Total segment adjusted EBITDA (loss)	(7,072)	(9,602)
Reconciling items:
Depreciation and amortization	(6,483)	(2,463)
Non-cash stock-based compensation expense	(5,854)	(16,835)
Acquisition and related expense	(895)	(728)
Non-cash long-lived asset impairment charge	(69)	(68)
Revaluation of contingent consideration	(3,205)	355
Investment income and realized gains	(197)	—
Non-cash bonus expense	(1,526)	(290)
Operating loss	$(25,301)	$(29,631)

The CODM does not review assets on a segment basis.

All of the Company’s revenue is generated in the United States. As of March 31, 2022 and December 31, 2021, the Company did not have assets located outside of the United States.

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss used to compute net loss per share - basic and diluted	$(5,796)	$(65,101)

Denominator:
Weighted average shares outstanding used to compute loss per share - basic and diluted	96,074,527	85,331,575

Loss per share - basic and diluted	$(0.06)	$(0.76)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	2022	2021

Stock options	4,569,743	6,199,325
Restricted stock units and awards	4,225,986	1,282,327
Public and private warrants	1,795,700	6,237,377
Earnout shares	2,050,000	4,099,999
Convertible debt(1)	16,998,130	—

(1) In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table as of March 31, 2022.

15. Subsequent Events

On April 1, 2022, the Company acquired the home warranty and inspection software and services businesses from Residential Warranty Services (“RWS”). Total consideration in the transaction is $33 million, including $29 million of cash, of which $5 million was paid in March 2022, and $4 million of Porch common stock and additional contingent consideration tied to the performance of a recently launched business line.

PART II —OTHER INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report and the documents incorporated herein by reference contain forward- looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. Unless specifically indicated otherwise, the forward-looking statements in this Quarterly Report do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in Part II, Item 1A of this Quarterly Report, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 16,2022 and in any of the Company’s subsequent SEC filings. The risks described in these filings are not exhaustive. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

Porch is a vertical software platform for the home, providing software and services to over 25,500 home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, roofers and others, helping these service providers grow their business and improve their customer experience. The Company provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance and moving, and, in turn, the Company’s platform drives demand for other services from such companies as part of the value proposition. Porch has three types of customers: (1) home services companies, such as home inspectors, mortgage companies, and loan officers and title companies, for whom Porch provides software and services and who pay recurring SaaS fees and increasingly provide introductions to homebuyers and homeowners; (2) consumers, such as homebuyers and homeowners, whom Porch assists with the comparison and provision of various critical home services, such as insurance, moving, security, TV/Internet, and home repair and improvement; and (3) service providers, such as insurance carriers, moving companies, security companies, title companies, mortgage companies and TV/Internet providers, who pay for new customer sign-ups.

The Company sells software and services to companies using a variety of sales and marketing tactics, including teams of inside sales representatives organized by vertical market who engage directly with companies, and enterprise sales teams that target the large named accounts in each of the vertical markets. These teams are supported by various typical software marketing tactics, including digital, in-person (such as trade shows and other events) and content marketing.

For consumers, Porch largely relies on our unique and proprietary relationships with over 25,500 companies using the Company’s software to provide the company with end customer access and introductions. The Company then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. The Company has invested in limited direct-to-consumer marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

Key Performance Measures and Operating Metrics

In the management of these businesses, the Company identifies, measures and evaluates various operating metrics. The key performance measures and operating metrics used in managing the businesses are set forth below. These key performance measures and operating metrics are not prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and may not be comparable to or calculated in the same way as other similarly titled measures and metrics used by other companies. The key performance measures presented have been adjusted for divested businesses in 2020.

●	Average Companies in Quarter — Porch provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance, warranty and moving. The Company’s customers include home services companies, for whom the Company provides software and services and who provide introductions to homebuyers and homeowners and tracks the average number of home services companies from which it generates revenue each quarter in order to measure the ability to attract, retain and grow relationships with home services companies. Porch management defines the average number of companies in a quarter as the straight-line average of the number of companies as of the end of period compared with the beginning of period across all of the Company’s home services verticals that (i) generate recurring revenue and (ii) generated revenue in the quarter. For new acquisitions, the number of companies is determined in the initial quarter based on the percentage of the quarter the acquired business is a part of the Company.
●	Average Revenue per Account per Month in Quarter — Management views the Company’s ability to increase revenue generated from existing customers as a key component of Porch’s growth strategy. Average Revenue per Account per Month in Quarter is defined as the average revenue per month generated across all our home services company customer accounts in a quarterly period. Average Revenue per Account per Month in Quarter is derived from all customers and total revenue, not only customers and revenues associated with the Company’s referral network.

The following table summarizes Average Companies in Quarter and Average Revenue per Account per Month in Quarter for each of the quarterly periods indicated:

	2022	2022		2022		2022
	Q1	Q2		Q3		Q4
Average Companies in Quarter	25,512	—		—		—
Average Revenue per Account per Month in Quarter	$817	$—		$—		$—

	2021	2021		2021		2021
	Q1	Q2		Q3		Q4
Average Companies in Quarter	13,995	17,120		20,472		24,603
Average Revenue per Account per Month in Quarter (adjusted)(1)	$637	$933	(1)	$985	(1)	$776	(1)

	2020	2020		2020		2020
	Q1	Q2		Q3		Q4
Average Companies in Quarter	10,903	10,523		10,792		11,157
Average Revenue per Account per Month in Quarter	$484	$556		$664		$556

(1)	During the quarter ended December 31, 2021, the Company corrected an immaterial error that impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. Average Revenue per Account per Month in Quarter metrics were recalculated for the affected quarters to show the impact of the adjustments.

The following tables shows the impact of this error on Average Revenue per Account per Month in Quarter:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Total Revenue (as previously reported)	26,742	$51,340	$62,769	$51,582
Quarterly Impact of Revenue Adjustment Recorded in Q4	—	(3,400)	(2,300)	5,700
Total Revenue (as adjusted)	$26,742	$47,940	$60,469	$57,282
Average Revenue per Account per Month in Quarter (as adjusted)	$637	$933	$985	$776
Average Revenue per Account per Month in Quarter (as previously reported)	$637	$1,000	$1,022	$699

In 2021, the Company completed acquisitions of V12 Data in Q1, Homeowners of America (“HOA”) and Rynoh in Q2, American Home Protect (“AHP”) in Q3 and Floify in Q4, that impacted the average number of companies in the quarter.

Due to COVID-19, some small companies put their business with the Company on hold, which is reflected in a lower number of total companies in 2020 and higher average revenue per account.

●	Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) and warranties with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare Internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs. The Company tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure market penetration with homebuyers and homeowners and the Company’s ability to deliver high-revenue services within those groups. Monetized services per quarter is defined as the total number of unique services from which the Company generated revenue, including, but not limited to, new and renewing insurance and warranty customers, completed moving jobs, security installations, TV/Internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service in Quarter — Management believes that shifting the mix of services delivered to homebuyers and homeowners toward higher revenue services is a key component of Porch’s growth strategy. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2022	2022		2022		2022
	Q1	Q2		Q3		Q4
Monetized Services in Quarter	254,249	—		—		—
Average Revenue per Monetized Service in Quarter	$176	$—		$—		$—

	2021	2021		2021		2021
	Q1	Q2		Q3		Q4
Monetized Services in Quarter	182,779	302,462		329,359		260,352
Average Revenue per Monetized Service in Quarter (adjusted)(1)	$92	$118	(1)	$137	(1)	$154	(1)

	2020	2020		2020		2020
	Q1	Q2		Q3		Q4
Monetized Services in Quarter	152,165	181,520		198,165		169,949
Average Revenue per Monetized Service in Quarter	$93	$86		$97		$98
(1)	During the quarter ended December 31, 2021, the Company corrected an immaterial error that impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. Average Revenue per Monetized Service in Quarter metrics were recalculated for the affected quarters to show the impact of the adjustments.

The following tables shows the impact of this error on Average Revenue per Monetized Service in Quarter:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Service Revenue (as previously reported)	$16,812	$39,102	$47,398	$34,351
Quarterly Impact of Revenue Adjustment Recorded in Q4	—	(3,400)	(2,300)	5,700
Service Revenue (as adjusted)	$16,812	$35,702	$45,098	$40,051
Average Revenue per Monetized Service in Quarter (adjusted)	$92	$118	$137	$154
Average Revenue per Monetized Service in Quarter (as previously reported)	$92	$129	$144	$132

In 2021, the Company completed acquisitions of V12 in Q1, HOA and Rynoh in Q2, AHP in Q3 and Floify in Q4, which impacted the number of monetized services in the quarter.

In 2020, the Company shifted insurance monetization from getting paid per quote to earning multiyear insurance commissions, resulting in fewer monetized transactions with higher average revenue.

In March 2020, COVID-19 impacted the service volumes during the period from March until June. The impact on service volumes, largely recovered by June 30, 2020, and after adjusting for insurance monetization remains above prior year volumes.

Recent Developments

Adoption of New Accounting Standards

We early adopted Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers on January 1, 2022 and will apply the guidance prospectively for business combinations that occur after the adoption date. The adoption has no impact to the existing unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows.

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, providing software and services to over 25,500 home services companies, such as home inspectors, moving companies, utility companies, warranty companies, etc. The following are key factors affecting our operating results in the three months ended March 31, 2022:

●	In 2021, the Company completed several acquisitions with an aggregate purchase price of $346.3 million to acquire companies to expand the scope and nature of the Company's services offerings, add additional team members with important skillsets, and realize synergies. These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). For a complete discussion of our 2021 acquisitions, refer to Item 8 in the 2021 Annual Report on Form 10-K.
●	Continued investment in growing and expanding the Company’s position in the home inspection industry including through our core ERP and CRM software offered by ISN.
●	Continued investment in growing and expanding the Company’s position in providing moving services to consumers as a result of the 2018 acquisition of HireAHelper™, a provider of software and demand for moving companies.
●	Intentionally building operating leverage in the business by focusing on growing operating expenses at a slower rate than the growth in revenue. Specifically by increasing economies of scale related to fixed selling costs, Moving Concierge call center operations and product and technology costs.
●	Ongoing expansion in other software verticals related to the home and related services such as title, warranty and mortgage software.
●	Investments in consumer experience to drive higher conversion rates, including investments in apps.
●	Investments in establishing and maintaining controls required by the Sarbanes-Oxley Act of 2002 (“SOX”) and other internal controls across IT and accounting organizations.
●	Investments in data platforms and leveraging that data in pricing optimization within insurance.
●	Growth across the insurance business, including geographic expansion.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company include the accounts of the Company and its consolidated subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company operates in two operating segments: Vertical Software and Insurance. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM.

Components of Results of Operations

Total Revenue

The Company generates revenue from (1) software and service subscription revenue generated from fees received for providing subscription access to the Company’s software platforms and subscription services across various industries; (2) insurance revenue in the form of commissions from third-party insurance carriers where Porch acts as an independent agent and commissions from reinsurers, insurance and warranty premiums, policy fees and other insurance-

related fees generated through its own insurance carrier; (3) move-related service revenue through fees received for connecting homeowners to service providers during time of a move including movers, TV/Internet, warranty, and security monitoring providers and for certain move related services for providing select services directly to the homeowner; (4) post-move related revenue in the form of fees earned from introducing homeowners to home service professionals including handymen, plumbers, electricians, roofers etc., and for certain projects for providing select services directly to the homeowner.

Software and service subscription revenue primarily relates to subscriptions to the Company’s software offerings across its verticals as well as marketing software and services. The Company’s subscription arrangements for this revenue stream do not provide the customer with the right to take possession of the software supporting the cloud-based application services. The Company’s standard subscription contracts are monthly contracts in which pricing is based on a specified price per inspection completed through the software. Marketing software and services are primarily contractual monthly recurring billings. Fees earned for providing access to the subscription software are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the subscription software during the monthly contract term.

The Insurance segment offers various property-related insurance policies through its own risk-bearing carrier and independent agency as well as a risk-bearing home warranty company. Third-party insurance companies pay Porch Company’s agency upfront and renewal commissions for selling their policies, reinsurers pay the Company ceding commissions when premiums are ceded from owned insurance products, and revenues are earned in the form of policy premiums collected from insureds from owned insurance products. The Insurance segment also includes home warranty revenue which mainly consists of premiums paid by warranty customers for the Company’s home warranty products.

Move-related transactions revenue arises when the Company connects service providers with homeowners that meet pre-defined criteria and may be looking for relevant services. Service providers include movers, TV/Internet, warranty, and security monitoring providers. The Company earns revenue when consumers purchase services from third-party providers. For moving products where the Company manages the process of selecting the service provider and setting the price, the Company generally invoices for projects on a fixed fee or time and materials basis.

Post-move-related transaction revenue includes fees earned from introducing consumers to home service providers as well as directly to the homeowner when the Company manages the service. Revenue generated from service providers is recognized at a point in time upon the connection of a homeowner to the service provider. The Company generally invoices for managed services projects on a fixed fee or time and materials basis.

Total Costs and Expenses

Operating expenses

Operating expenses are categorized into four categories:

●	Cost of revenue;
●	Selling and marketing;
●	Product and technology; and
●	General and administrative.

The categories of operating expenses include both cash expenses and non-cash charges, such as stock-based compensation, depreciation and amortization. Depreciation and amortization are recorded in all operating expense categories, and consist of depreciation from property, equipment and software and intangible assets.

Cost of revenue primarily consists of insurance claims losses and loss adjustment expenses, warranty claims, third-party providers for executing moving labor and handyman services when the Company is managing the job, data costs related to marketing campaigns, certain call center costs, credit card processing and merchant fees and operational cost of SaaS businesses.

Selling and marketing expenses primarily consist of payroll, employee benefits and stock-based compensation expense, and other headcount related costs associated with sales efforts directed toward companies and consumers, and deferred policy acquisition costs (“DAC”) of new and renewal insurance contracts. Also included are any direct costs to acquire customers, such as search engine optimization (“SEO”), marketing (“SEM”) costs and affiliate and partner leads.

The Company capitalizes DAC, which consists primarily of commissions, premium taxes, policy underwriting, and production expenses directly related to the successful acquisition by the Company’s insurance subsidiary of new or renewal insurance contracts. DAC are amortized to expense on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary.

Product and technology development costs primarily consist of payroll, employee benefits, stock-based compensation expense, other headcount-related costs associated with product development, net of costs capitalized as internally developed software. Also included are cloud computing, hosting and other technology costs, software subscriptions, professional services and amortization of internally developed software.

General and administrative expenses primarily consist of expenses associated with functional departments for finance, legal, human resources and executive management. The primary categories of expenses include payroll, employee benefits, stock-based compensation expense and other headcount related costs, rent for office space, legal and professional fees, taxes, licenses and regulatory fees, merger and acquisition transaction costs, and other administrative costs.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis these estimates, which include, but are not limited to, estimated variable consideration for services performed, estimated lifetime value of the insurance agency commissions, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, all of which are evaluated by management. Actual results could differ materially from those estimates, judgments, and assumptions.

At least quarterly, the Company evaluates estimates and assumptions and makes changes accordingly. For information on our significant accounting policies, see Note 1 to the accompanying Porch unaudited condensed consolidated financial statements.

During the three months ended March 31, 2022, there were no changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed on March 16, 2022. For a complete discussion of our critical accounting policies, refer to Item 7 in the 2021 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change

	(dollar amounts in thousands)
Revenue	$62,561	$26,742	$35,819	134%
Operating expenses:
Cost of revenue	21,189	5,930	15,259	257%
Selling and marketing	25,743	14,638	11,105	76%
Product and technology	14,231	11,789	2,442	21%
General and administrative	26,699	24,016	2,683	11%
Total operating expenses	87,862	56,373	31,489	56%
Operating loss	(25,301)	(29,631)	4,330	(15)%
Other income (expense):
Interest expense	(2,293)	(1,223)	(1,070)	87%
Change in fair value of earnout liability	11,179	(18,770)	29,949	NM
Change in fair value of private warrant liability	10,189	(15,910)	26,099	NM
Investment income and realized gains, net of investment expenses	197	—	197	NM
Other income, net	56	83	(27)	(33)%
Total other income (expense)	19,328	(35,820)	55,148	(154)%
Loss before income taxes	(5,973)	(65,451)	59,478	(91)%
Income tax benefit	177	350	(173)	(49)%
Net loss	$(5,796)	$(65,101)	$59,305	(91)%

NM = Not Meaningful

Revenue

Total revenue increased by $35.8 million, or 134%, from $26.7 million in the three months ended March 31, 2021 to $62.6 million in the three months ended March 31, 2022. During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K.  These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). Other than V12 Data, these businesses were not owned by the Company during the three months ended March 31, 2021, therefore no revenue was recognized from these businesses during that period. Thus, the increase in revenue in 2022 is primarily driven by the 2021 acquisitions, by accelerated growth after acquisition and by organic growth.

During the quarter ended December 31, 2021, the Company corrected an immaterial error related to revenue from claims fees and contra claims expense, which was corrected in the fourth quarter of 2021. This error impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. The correction did not impact operating loss or net loss in these periods, and did not have any impact on the three months ended March 31, 2021.

The following table summarizes the impact of the correction by quarter (in thousands):

	Quarter ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Total
Revenue increase (decrease)	$—	$(3,400)	$(2,300)	$5,700	$—
Cost of revenue increase (decrease)	—	3,400	2,300	(5,700)	—
Net loss impact	$—	$—	$—	$—	$—

Cost of Revenue

Cost of revenue increased by $15.3 million, or 257%, from $5.9 million in the three months ended March 31, 2021 to $21.2 million in the three months ended March 31, 2022. The increase in the cost of revenue was primarily attributable to the 2021 acquisitions of V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021), and Floify (acquired in October 2021). Other than V12 Data, these businesses were not owned by the Company in the three months ended March 31, 2021, therefore no cost of revenue was recognized from these businesses during that period. Thus, the increase in cost of revenue in 2022 is primarily driven by the 2021 acquisitions, by accelerated growth after acquisition and by organic growth. As a percentage of revenue, cost of revenue represented 34% of revenue in the three months ended March 31, 2022 compared with 22% in the same period in 2021. Cost of revenue as a percentage of revenue is higher due to the mix shift in business with insurance as the claims and loss and loss adjustment expense is recorded in cost of revenue.

Selling and marketing

Selling and marketing expenses increased by $11.1 million, or 76%, from $14.6 million in the three months ended March 31, 2021 to $25.7 million in the three months ended March 31, 2022. The increase is due to $8.3 million related to the selling and marketing costs of the acquired businesses comprised of the underwriting and policy acquisition costs for HOA and additional selling and marketing expenses for V12, AHP, Floify and Rynoh. The increase was also due to a $1.5 million increase in amortization expense related to acquired intangibles. This was partially offset by a decrease of $1.5 million in stock-based compensation expenses. As a percentage of revenue, selling and marketing expenses represented 41% of revenue in the three months ended March 31, 2022 compared with 55% in the same period in 2021.The improvement in selling and marketing expenses as a percentage of revenue is due to the growing economies of scale across the Company’s vertical software and insurance segments.

Product and technology

Product and technology expenses increased by $2.4 million, or 21%, from $11.8 million in the three months ended March 31, 2021 to $14.2 million in the three months ended March 31, 2022. The increase is mainly due to a $2.0 million increase in amortization expense related to acquired intangibles and a $1.8 million increase in product and technology costs of the acquired businesses, most notably HOA. This was offset by $1.2 million lower stock-based compensation expense. As a percentage of revenue, product and technology expenses represented 23% of revenue in the three months ended March 31, 2022 compared with 44% in the same period in 2021. The improvement in product and technology expenses as a percentage of revenue is due to the growing economies of scale in the overall business.

General and administrative

General and administrative expenses increased by $2.7 million, or 11%, from $24.0 million in the three months ended March 31, 2021 to $26.7 million in the three months ended March 31, 2022, primarily due to costs related to increased hiring of corporate resources, audit and accounting fees, as well as consulting fees related to the ongoing SOX requirements. In the three months ended March 31, 2022, general and administrative expenses included $11.7 million related to the HOA, AHP, Floify and Rynoh, which were acquired in 2021, and $3.8 million attributable to increased corporate resources, investments in corporate systems and SOX implementation. In addition, during the three months ended March 31, 2022, there was a loss on revaluation of contingent consideration of $3.2 million, while during the three months ended March 31, 2021, there was a gain of $0.4 million. This was offset by stock-based compensation expense for the three months ended March 31, 2022, which was $8.4 million lower than in the same period in 2021.

Interest expense, net

Interest expense increased by $1.1 million, or 87%, from $1.2 million in the three months ended March 31, 2021 to $2.3 million in the three months ended March 31, 2022. This was primarily due to issuance of $425 million of Convertible Senior Notes in September 2021, that in part was used to pay off the $42.1 million of Senior Secured Term Loans that were outstanding at March 31, 2021. The total level of interest-bearing debt balance was $425.6 million at January 1, 2022 and $50.8 million at January 1, 2021 and this higher outstanding debt balance was the primary reason for the increased interest expense.

Change in fair value of earnout liability

Changes in fair value of earnout liability were $11.2 million (gain) and $18.8 million (loss) in the three months ended March 31, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at March 31, 2022 as compared to March 31, 2021. During the three months ended March 31, 2021, $25.8 million of the earnout liability was reclassified to additional paid in capital as a result of a vesting event in March 2021.

Change in fair value of private warrant liability

Changes in fair value of private warrant liability were $10.2 million (gain) and $15.9 million (loss) in the three months ended March 31, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at March 31, 2022 as compared to March 31, 2021.

Investment income and realized gains, net of investment expenses

Investment income and realized gains, net of investment expenses was $0.2 million in the three months ended March 31, 2022. In April 2021, the Company acquired HOA that maintains a short-term and long-term investment portfolio that generated investment income for nine months in 2021. The Company did not have any material investments prior to April 2021.

Income tax benefit

Income tax benefit of $0.2 million and $0.4 million was recognized for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rates in both periods differs substantially from the U.S. federal statutory tax rate of 21% primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Segment Results of Operations

We operate our business as two reportable segments that are also our operating segments: Vertical Software and Insurance. For additional information about our segments, see Note 13 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Segment Revenue

	Three Months Ended March 31, 2022
	Vertical Software Segment	Insurance Segment	Total
Revenue:
Software and service subscriptions	$17,965	$—	$17,965
Move-related transactions (excluding insurance)	12,193	—	12,193
Post-move transactions	4,530	—	4,530
Insurance	—	27,873	27,873
Total revenue	$34,688	$27,873	$62,561

	Three Months Ended March 31, 2021
	Vertical Software Segment	Insurance Segment	Total
Revenue:
Software and service subscriptions	$10,880	$—	$10,880
Move-related transactions (excluding insurance)	8,961	—	8,961
Post-move transactions	5,096	—	5,096
Insurance	—	1,805	1,805
Total revenue	$24,937	$1,805	$26,742

For the three months ended March 31, 2022, Vertical Software segment revenues were $34.7 million or 55.5% of total revenue.  Software and service subscriptions revenue increased from $10.9 million to $18.0 million as the Company acquired a V12 Data in January 2021, Rynoh in May 2021 and Floify in October 2021. Other than V12 Data, these businesses were not owned by the Company during the quarter ended March 31, 2021, and therefore no revenue was recognized from these businesses in the same period. Thus, the increase in revenue in 2022 is primarily driven by the 2021 acquisitions, by accelerated growth after acquisition and by organic growth.

Insurance segment revenues were $27.9 million or 44.6% of total revenue during the same period. The increase from $1.8 million in the three months ended March 31, 2021 to $27.9 million in the three months ended March 31, 2022 is mainly due to the acquisitions of HOA (acquired in April 2021) and AHP (acquired in September 2021), and the accelerated growth of these businesses after acquisition, as well as the organic growth of the Company’s existing insurance operation.

Segment Adjusted EBITDA (Loss)

Segment Adjusted EBITDA (loss) is defined as revenue less operating expenses associated with our segments. Segment Adjusted EBITDA (loss) also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating and financial performance and are not reflective of the Company’s core operations. See Note 13 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

	Three Months Ended March 31,
	2022	2021
Segment adjusted EBITDA (loss):
Vertical Software	$2,984	$3,151
Insurance	3,286	508
Corporate and Other(1)	(13,342)	(13,261)
Total segment adjusted EBITDA (loss)(2)	$(7,072)	$(9,602)

(1) Includes costs that are not directly attributable to our reportable segments, as well as certain shared costs.

(2) See reconciliation of adjusted EBITDA (loss) to net loss below.

Non-GAAP Financial Measures

This Quarterly Report includes non-GAAP financial measures, such as Adjusted EBITDA (loss), Adjusted EBITDA (loss) as a percent of revenue, and average revenue per monetized service.

The Company defines Adjusted EBITDA (loss) as net income (loss) adjusted for interest expense, net, income taxes, other expenses, net, depreciation and amortization, certain non-cash long-lived asset impairment charges, stock-based compensation expense and acquisition-related impacts, amortization of intangible assets, gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, gain or loss on divestures and certain transaction costs. Adjusted EBITDA (loss) as a percent of revenue is defined as Adjusted EBITDA (loss) divided by GAAP total revenue. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating average revenue per monetized service in a quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

Company management uses these non-GAAP financial measures as supplemental measures of the Company’s operating and financial performance, for internal budgeting and forecasting purposes, to evaluate financial and strategic planning matters, and to establish certain performance goals for incentive programs. The Company believes that the use of these non-GAAP financial measures provides investors with useful information to evaluate the Company’s operating and financial performance and trends and in comparing Porch’s financial results with competitors, other similar companies and companies across different industries, many of which present similar non-GAAP financial measures to investors. However, the Company’s definitions and methodology in calculating these non-GAAP measures may not be comparable to those used by other companies. In addition, the Company may modify the presentation of these non-GAAP financial measures in the future, and any such modification may be material.

You should not consider these non-GAAP financial measures in isolation, as a substitute to or superior to financial performance measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude specified income and expenses, some of which may be significant or material, that are required by GAAP to be recorded in the Company’s consolidated financial statements. The Company may also incur future income or expenses similar to those excluded from these non-GAAP financial measures, and the presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures reflect the exercise of management judgment about which income and expense are included or excluded in determining these non-GAAP financial measures.

See the reconciliation tables below for more details regarding these non-GAAP financial measures, including the reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Revenue Less Cost of Revenue

The following table reconciles revenue less cost of revenue to operating loss for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$62,561	$26,742
Less: Cost of revenue	(21,189)	(5,930)
Revenue less cost of revenue	41,372	20,812
Less: Selling and marketing costs	25,743	14,638
Less: Product and technology costs	14,231	11,789
Less: General and administrative costs	26,699	24,016
Total operating expenses	$87,862	$56,373
Operating loss	$(25,301)	$(29,631)

Revenue less cost of revenue increased by $20.6 million, or 98.8% from $20.8 million in the three months ended March 31, 2021 to $41.4 million in the three months ended March 31, 2022. During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K. These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). Other than V12 Data, these businesses were not owned by the Company in the three months ended March 31, 2021, therefore no revenue less cost of revenue was recognized from these businesses during that period. Thus, the increase revenue less cost of revenue in 2022 is primarily driven by the 2021 acquisitions, by accelerated growth after acquisition and by organic growth.

Adjusted EBITDA (loss)

The following table reconciles net loss to Adjusted EBITDA (loss) for the three months ended March 31, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,796)	$(65,101)
Interest expense	2,293	1,223
Income tax benefit	(177)	(350)
Depreciation and amortization	6,483	2,463
Other expense (income), net	(56)	(83)
Non-cash long-lived asset impairment charge	69	68
Non-cash stock-based compensation expense	5,854	16,835
Revaluation of contingent consideration	3,205	(355)
Revaluation of earnout liability	(11,179)	18,770
Revaluation of private warrant liability	(10,189)	15,910
Acquisition and related expense	895	728
Non-cash bonus expense	1,526	290
Adjusted EBITDA (loss)	$(7,072)	$(9,602)
Adjusted EBITDA (loss) as a percentage of revenue	(11)%	(36)%

Adjusted EBITDA (loss) for the three months ended March 31, 2022 was $7.1 million, a $2.5 million improvement from Adjusted EBITDA (loss) of $9.6 million for the same period in 2021. During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K. These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh

(acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). Other than V12 Data, these businesses were not owned by the Company in the three months ended March 31, 2021, therefore no revenue and Adjusted EBITDA (loss) was recognized from these businesses during that period. Thus, the improvement in Adjusted EBITDA (loss) in 2022 is primarily driven by the 2021 acquisitions, offset by investments in sales and marketing and product and technology related to  consumer experience, app build out, data platforms and investments in establishing and maintaining SOX and other internal controls across IT and accounting organizations.

Liquidity and Capital Resources

Since inception, as a private company, we have financed our operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from the senior secured term loans. On December 23, 2020, the Company received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transaction costs, as it began trading publicly.

During 2021, the Company completed a private offering of $425 million aggregate principal amounts of convertible debt maturing in 2026, and raised $126.7 million and $4.3 million from exercise of public warrants and stock options, respectively.

As of March 31, 2022, the Company had cash and cash equivalents of $292.4 million and $10.7 million of restricted cash, respectively. Restricted cash consists of funds held for the payment of possible warranty claims as required in 25 states; funds held in certificates of deposits and money market mutual funds pledged to, or held in escrow with, certain state insurance regulators in connection with our insurance operations; customer deposits; and acquisition indemnifications.

The Company has incurred net losses since its inception, and has an accumulated deficit at March 31, 2022 and December 31, 2021 totaling $429.9 million and $424.1 million, respectively.

As of March 31, 2022 and December 31, 2021, the Company had $425.5 million and $425.6 million aggregate principal amount outstanding in convertible notes and promissory notes, respectively.

Based on the Company’s current operating and growth plan, management believes cash and cash equivalents at March 31, 2022, are sufficient to finance the Company’s operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months. As the Company’s operations evolve and continue its growth strategy, including through acquisitions, the Company may elect or need to obtain alternative sources of capital, and it may finance additional liquidity needs in the future through one or more equity or debt financings. The Company may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to the Company or could be dilutive to its stockholders.

Porch Group, Inc. is a holding company that transacts a majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, the Company’s ability to pay dividends and expenses is largely dependent on dividends or other distributions from its subsidiaries. The Company’s insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of March 31, 2022, cash and cash equivalents of $35.5 million and investments held by these companies was $65.3 million.

The following table provides a summary of cash flow data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change

	(dollar amounts in thousands)
Net cash used in operating activities	$(13,291)	$(22,935)	$9,644	42%
Net cash used in investing activities	(8,077)	(23,714)	15,637	66%
Net cash (used) provided by financing activities	(389)	72,579	(72,968)	NM
Change in cash, cash equivalents and restricted cash	$(21,757)	$25,930	$(47,687)	NM

Operating Cash Flows

Net cash used in operating activities was $13.3 million for the three months ended March 31, 2022. Net cash used in operating activities consists of net loss of $5.8 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $5.9 million, depreciation and amortization of $6.5 million, and fair value adjustments to earnout liability and private warrant liability of $11.2 million (gain) and $10.2 million (gain), respectively. Net changes in working capital were a use of cash of $4.1 million, primarily due to increases in current liabilities and reinsurance balance due, offset by losses and loss adjustment expense reserves.

Net cash used in operating activities was $22.9 million for the three months ended March 31, 2021. Net cash used in operating activities consists of net loss of $65.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $16.8 million, depreciation and amortization of $2.5 million, non-cash accrued and payment-in-kind interest of $0.3 million, fair value adjustments to earnout liability and private warrant liability of $18.8 million (loss) and $15.9 million (loss), respectively. Net changes in working capital were a use of cash of $11.6 million, primarily due to increases in current liabilities.

Investing Cash Flows

Net cash used in investing activities was $8.1 million for the three months ended March 31, 2022. Net cash used in investing activities is primarily related to purchases of investments of $8.8 million, investments in developing internal-use software of $1.6 million, purchases of property and equipment of $1.2 million, and a $5.0 million non-refundable deposit for an acquisition. This was offset by the cash inflows related to maturities and sales of investments of $8.4 million.

Net cash used in investing activities was $23.7 million for the three months ended March 31, 2021. Net cash used in investing activities is primarily related to investments to develop internal-use software of $0.8 million and acquisitions, net of cash acquired of $22.9 million, including V12 Data.

Financing Cash Flows

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2022. Net cash used in financing activities is primarily related to shares repurchased to pay income tax withholdings upon vesting of RSUs of $0.7 million and debt repayments of $0.2 million, partially offset by proceeds from exercises of stock options of $0.5 million.

Net cash provided by financing activities was $72.6 million for the three months ended March 31, 2021. Net cash provided by financing activities is primarily related to exercises of warrants and stock options of $89.9 million, offset by shares repurchased to pay income tax withholdings upon vesting of RSUs of $14.6 million and debt repayments of $0.2 million.

Off-Balance Sheet Arrangements

Since the date of incorporation, the Company has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, and December 31, 2021, the Company has interest-bearing debt of $425.5 million and $425.6 million, respectively. Our 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) have a principal balance of $425 million as of March 31, 2022, have a fixed coupon rate of 75 basis points, and effective interest rate of 1.3%. As such, interest expense on the 2026 Notes will not change if market interest rates increase. Other debt as of March 31, 2022 totaled $0.5 million and is variable-rate.

A one percent increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.

As of March 31, 2022, the Company’s insurance subsidiary has a $65.3 million portfolio of fixed income securities and an unrealized loss of $2.8 million, as described in Note 3. In a rising interest rate environment, the portfolio would result in unrealized losses.

At March 31, 2022, accounts receivable and reinsurance balances due were $30.0 million and $239.7 million, respectively, were not interest-bearing assets and are generally collected in less than 180 days. As such, the Company does not consider these assets to have material interest rate risk.

Inflation Risk

Due to significant increases in the consumer price index in the past twelve months, supply chain disruptions, war in Ukraine and other geo-political events, the Company believes that inflation may have a material impact on its business in the future.

Foreign Currency Risk

There was no material foreign currency risk for three months ended March 31, 2022. The Company’s activities to date have been conducted in the United States.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022, which is the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of March 31, 2022 due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022.

Remediation Plan

Our remediation efforts for these material weaknesses have included the following:

●	consolidation of relevant financial systems across our internal control framework;
●	investments to upgrade or replace existing systems which do not have the appropriate infrastructure to meet the requirements of our internal control framework;
●	expanding the available resources at the Company with experience designing and implementing control activities, including information technology general controls and automated controls, through hiring and use of third-party consultants and specialists;
●	recruiting and hiring additional personnel with the appropriate skills and experience to operate the internal controls required by the nature, pace, and complexity of our business, and
●	perform ongoing training with control performers to improve documentation that supports effective control activities, including evidence of the completeness and accuracy of information produced by the entity.

These remediation measures may be time consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify.

Changes in Internal Control over Financial Reporting

Except for actions taken under the Remediation Plan described above in this Part I, Item 4, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2022, the Company continued to take actions on initiatives to improve the internal control environment, which started in 2021. Specifically, we formed an internal working group to detail and implement specific remediation plans for these control deficiencies, engaged with outside consultants to provide advice and assistance, and hired additional personnel to perform and monitor internal control activity.

Limitations on Effectiveness of Controls and Procedures

As specified above, the Company disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Company management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 (“Commitments and Contingencies”) to Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation and legal proceedings.

In addition, in the ordinary course of business, Porch and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither Porch nor any of its subsidiaries is currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the business, financial condition or results of operations.

Item 1A. Risk Factors

As of May 10, 2022, the Company’s risk factors have not materially changed from those described in Part 1, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*   Filed herewith.

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 10, 2022

PORCH GROUP, INC.

By:	/s/ Martin L. Heimbigner
Name:	Martin L. Heimbigner
Title:	Chief Financial Officer
(Principal Financial Officer)