Form 10-Q
period 2022-06-30
Porch Group, Inc.
filed 2022-08-09
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of outstanding shares of the registrant’s common stock as of August 5, 2022 was 99,760,638.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PORCH GROUP, INC.

Condensed Consolidated Balance Sheets

(all numbers in thousands, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$271,003	$315,741
Accounts receivable, net	38,474	28,767
Short-term investments	8,165	9,251
Reinsurance balance due	273,971	228,416
Prepaid expenses and other current assets	22,621	14,338
Restricted cash	10,574	8,551
Total current assets	624,808	605,064
Property, equipment, and software, net	9,984	6,666
Operating lease right-of-use assets	6,052	4,504
Goodwill	273,831	225,654
Long-term investments	56,228	58,324
Intangible assets, net	136,575	129,830
Restricted cash, non-current	500	500
Long-term insurance commissions receivable	10,461	7,521
Other assets	1,519	684
Total assets	$1,119,958	$1,038,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,739	$6,965
Accrued expenses and other current liabilities	47,967	37,675
Deferred revenue	243,425	201,085
Refundable customer deposit	19,246	15,274
Current portion of long-term debt	150	150
Losses and loss adjustment expense reserves	88,894	61,949
Other insurance liabilities, current	61,516	40,024
Total current liabilities	468,937	363,122
Long-term debt	416,568	414,585
Operating lease liabilities, non-current	3,622	2,694
Earnout liability, at fair value	100	13,866
Private warrant liability, at fair value	926	15,193
Other liabilities (includes $29,858 and $9,617 at fair value, respectively)	30,825	12,242
Total liabilities	920,978	821,702
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value:	10	10
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 99,440,528 and 97,961,597, respectively
Additional paid-in capital	659,814	641,406
Accumulated other comprehensive loss	(4,559)	(259)
Accumulated deficit	(456,285)	(424,112)
Total stockholders’ equity	198,980	217,045
Total liabilities and stockholders’ equity	$1,119,958	$1,038,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Operations

(all numbers in thousands, except share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$70,769	$51,340	$133,330	$78,083
Operating expenses(1):
Cost of revenue	28,558	19,500	49,747	25,429
Selling and marketing	28,826	23,122	54,569	37,762
Product and technology	15,777	11,050	30,009	22,841
General and administrative	28,405	20,611	55,103	44,625
Total operating expenses	101,566	74,283	189,428	130,658
Operating loss	(30,797)	(22,943)	(56,098)	(52,575)
Other income (expense):
Interest expense	(1,858)	(1,216)	(4,151)	(2,439)
Change in fair value of earnout liability	2,587	(4,032)	13,766	(22,801)
Change in fair value of private warrant liability	4,078	(4,303)	14,267	(20,212)
Gain on extinguishment of debt	—	8,243	—	8,243
Investment income and realized gains, net of investment expenses	243	387	440	397
Other expense, net	(162)	(165)	(107)	(91)
Total other income (expense)	4,888	(1,084)	24,215	(36,904)
Loss before income taxes	(25,909)	(24,027)	(31,883)	(89,479)
Income tax benefit (expense)	(468)	7,731	(290)	8,081
Net loss	$(26,377)	$(16,296)	$(32,173)	$(81,398)

Loss per share - basic and diluted (Note 15)	$(0.27)	$(0.17)	$(0.33)	$(0.89)

Shares used in computing basic and diluted loss per share	97,142,163	95,221,928	96,611,294	91,483,053
(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$—	$—	$—	$1
Selling and marketing	1,270	1,424	1,902	3,506
Product and technology	1,840	1,836	2,977	4,154
General and administrative	6,592	3,382	10,677	15,816
	$9,702	$6,642	$15,556	$23,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(all numbers in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(26,377)	$(16,296)	$(32,173)	$(81,398)
Other comprehensive loss:
Current period change in net unrealized loss, net of tax	(1,785)	267	(4,300)	267
Comprehensive loss	$(28,162)	$(16,029)	$(36,473)	$(81,131)

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(all numbers in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	97,961,597	$10	$641,406	$(424,112)	$(259)	$217,045
Net loss	—	—	—	(5,796)	—	(5,796)
Other comprehensive income	—	—	—	—	(2,515)	(2,515)
Stock-based compensation	—	—	5,854	—	—	5,854
Contingent consideration for acquisitions	—	—	530	—	—	530
Vesting of restricted stock awards	245,855	—	—	—	—	—
Exercise of stock options	185,685	—	473	—	—	473
Income tax withholdings	(95,951)	—	(712)	—	—	(712)
Balances as of March 31, 2022	98,297,186	$10	$647,551	$(429,908)	$(2,774)	$214,879
Net loss	—	—	—	(26,377)	—	(26,377)
Other comprehensive income	—	—	—	—	(1,785)	(1,785)
Stock-based compensation	—	—	9,702	—	—	9,702
Issuance of common stock for acquisitions	628,660	—	3,552	—	—	3,552
Vesting of restricted stock units	563,406	—	—	—	—	—
Exercise of stock options	88,772	—	219	—	—	219
Income tax withholdings	(137,496)	—	(1,210)	—	—	(1,210)
Balances as of June 30, 2022	99,440,528	$10	$659,814	$(456,285)	$(4,559)	$198,980

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(all numbers in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2020	81,669,151	$8	$424,823	$(317,506)	$—	$107,325
Net loss	—	—	—	(65,101)	—	(65,101)
Stock-based compensation	—	—	4,462	—	—	4,462
Stock-based compensation - earnout	—	—	12,373	—	—	12,373
Issuance of common stock for acquisitions	90,000	—	1,169	—	—	1,169
Reclassification of earnout liability upon vesting	—	—	25,815	—	—	25,815
Vesting of restricted stock awards	2,078,102	—	—	—	—	—
Exercise of stock warrants	8,087,623	1	93,007	—	—	93,008
Exercise of stock options	593,106	—	355	—	—	355
Income tax withholdings	(1,062,250)	—	(16,997)	—	—	(16,997)
Transaction costs	—	—	(402)	—	—	(402)
Balances as of March 31,2021	91,455,732	$9	$544,605	$(382,607)	$—	$162,007
Net loss	—	—	—	(16,296)	—	(16,296)
Other comprehensive income	—	—	—	—	267	267
Stock-based compensation	—	—	2,466	—	—	2,466
Stock-based compensation - earnout	—	—	4,176	—	—	4,176
Issuance of common stock for acquisitions	1,292,441	—	28,372	—	—	28,372
Reclassification of private warranty liability upon exercise	—	—	16,843	—	—	16,843
Vesting of restricted stock awards	33,182	—	—	—	—	—
Exercise of stock warrants	2,862,312	1	33,761	—	—	33,762
Exercise of stock options	946,392	—	2,227	—	—	2,227
Income tax withholdings	(296,643)	—	(5,194)	—	—	(5,194)
Transaction costs	—	—	140	—	—	140
Balances as of June 30, 2021	96,293,416	$10	$627,396	$(398,903)	$267	$228,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(all numbers in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,173)	$(81,398)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,899	6,356
Amortization of operating lease right-of-use assets	604	803
Loss on sale and impairment of long-lived assets	169	126
Gain on extinguishment of debt	—	(8,243)
Loss (gain) on remeasurement of private warrant liability	(14,267)	20,212
Loss (gain) on remeasurement of contingent consideration	4,686	(314)
Loss (gain) on remeasurement of earnout liability	(13,766)	22,801
Stock-based compensation	15,556	23,477
Amortization of investment premium/accretion of discount, net	1,132	654
Net realized losses on investments	138	—
Interest expense (non-cash)	2,339	67
Other	80	(1,479)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(9,907)	(5,017)
Reinsurance balance due	(45,555)	(94,883)
Prepaid expenses and other current assets	(7,758)	1,654
Accounts payable	(4,226)	(21,417)
Accrued expenses and other current liabilities	2,358	(3,292)
Losses and loss adjustment expense reserves	26,945	29,655
Other insurance liabilities, current	21,492	76,474
Deferred revenue	37,610	15,824
Refundable customer deposits	3,972	(1,273)
Deferred income tax benefit	—	(8,153)
Long-term insurance commissions receivable	(2,940)	(2,775)
Operating lease liabilities, non-current	(1,368)	(886)
Other	(326)	255
Net cash used in operating activities	(2,306)	(30,772)
Cash flows from investing activities:
Purchases of property and equipment	(1,539)	(539)
Capitalized internal use software development costs	(3,496)	(1,510)
Purchases of short-term and long-term investments	(13,561)	(9,476)
Maturities, sales of short-term and long-term investments	12,241	8,110
Acquisitions, net of cash acquired	(32,049)	(127,883)
Net cash used in investing activities	(38,404)	(131,298)
Cash flows from financing activities:
Repayments of principal and related fees	(150)	(150)
Proceeds from line of credit	1,000	—
Proceeds from exercises of warrants	—	126,772
Proceeds from exercises of stock options	692	2,544
Income tax withholdings paid upon vesting of restricted stock units	(1,922)	(22,126)
Payments of acquisition-related contingent consideration	(1,625)	—
Net cash (used) provided by financing activities	(2,005)	107,040
Net change in cash, cash equivalents, and restricted cash	$(42,715)	$(55,030)
Cash, cash equivalents, and restricted cash, beginning of period	$324,792	$207,453
Cash, cash equivalents, and restricted cash end of period	$282,077	$152,423

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(all numbers in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures
Cash paid for interest	$1,587	$1,779
Non-cash consideration for acquisitions	$21,607	$37,792
Cash payable for acquisition	$5,000	$—
Reduction of earnout liability due to a vesting event	$—	$25,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group,” “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to over 28,500 home services companies. The Vertical Software segment provides software and services to home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, and others, and the Insurance segment operates both as an insurance carrier underwriting home insurance policies, and as an agent selling home and auto insurance for over 20 major and regional insurance companies. The Insurance segment also includes Porch’s warranty service offering.

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022. The information as of December 31, 2021, included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements.

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other interim period or future year.

Comprehensive Loss

Comprehensive loss consists of adjustments related to unrealized gains and losses on available-for-sale securities.

Reclassifications

Certain reclassifications to previously reported 2021 balances were made to conform to the current period presentation in the unaudited condensed consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis these estimates, which include, but are not limited to,

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

estimated variable consideration for services performed, estimated lifetime value of insurance agency commission revenue, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, goodwill, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, are evaluated by management. Actual results could differ materially from those estimates, judgments, and assumptions.

Concentrations

Financial instruments which potentially subject the Company to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit and fixed-maturity securities, as well as receivable balance in the course of collection.

The Company’s insurance carrier subsidiary has exposure and remains liable in the event of insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. One reinsurer represented more than 10% individually, and 34% in aggregate, of the Company’s insurance subsidiary’s total reinsurance receivables as of June 30, 2022.

Substantially all of the Company’s insurance-related revenues in the Insurance segment are derived from customers in Texas (which represent approximately 55% of such revenues in the six months ended June 30, 2022), South Carolina, North Carolina, Georgia, Virginia and Arizona, which could be adversely affected by economic conditions, an increase in competition, or environmental impacts and changes.

No individual customer represented more than 10% of the Company’s total revenue for the three and six months ended June 30, 2022 or 2021. As of June 30, 2022 and December 31, 2021, no individual customer accounted for 10% or more of the Company’s total accounts receivable.

As of June 30, 2022, the Company held approximately $169.7 million of cash with one U.S. commercial bank.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash equivalents as of June 30, 2022 includes $0.5 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $7.7 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty five states, $0.5 million in escrow with an insurance regulator, and $2.9 million related to acquisition indemnifications, of which $0.5 million is recorded in non-current assets. Restricted cash equivalents as of December 31, 2021, includes $0.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.9 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty five states, $0.3 million of customer deposits, and $2.6 million related to acquisition indemnifications in escrow accounts, of which $0.5 million is recorded in non-current assets.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The reconciliation of cash and cash equivalents to amounts presented in the unaudited condensed consolidated statements of cash flows are as follows:

	June 30, 2022	December 31, 2021

Cash and cash equivalents	$271,003	$315,741
Restricted cash and restricted cash equivalents - current	10,574	8,551
Restricted cash and restricted cash equivalents - non-current	500	500
Cash, cash equivalents and restricted cash	$282,077	$324,792

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers and other corporate partnerships, as well as credit card receivables. The Company estimates allowances for uncollectible receivables based on the creditworthiness of its customers, historical trend analysis and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at June 30, 2022 and December 31, 2021, was $0.5 million and $0.4 million, respectively.

Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected. The Company records the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.

Deferred Policy Acquisition Costs

The Company capitalizes deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Company’s insurance subsidiary of new or renewal insurance contracts. DAC are amortized to expense on a straight-line basis over the terms of the policies to which they relate, which is generally one year. The amortization of DAC is included in sales and marketing expense in the unaudited condensed consolidated statements of operations and comprehensive loss. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of June 30, 2022, and December 31, 2021, DAC of $7.8 million and $4.0 million is included in prepaid expenses and other current assets.

Changes in DAC for the three and six months ended June 30, 2022, are as follows:

2022
Deferred policy acquisition costs at December 31, 2021 (net)	$3,988
Capitalized costs	16,753
Amortized costs	(13,001)
Deferred policy acquisition costs at March 31, 2022 (net)	7,740
Capitalized costs	23,617
Amortized costs	(23,584)
Deferred policy acquisition costs at June 30, 2022 (net)	$7,773

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

Other Insurance Liabilities, Current

The following table details the components of other insurance liabilities, current on the condensed consolidated balance sheets:

	June 30, 2022	December 31, 2021
Ceded reinsurance premiums payable	$33,268	$22,523
Advance premiums	12,721	4,277
Commissions payable, reinsurers and agents	12,414	10,697
Funds held under reinsurance treaty	1,959	2,206
General and accrued expenses payable	1,154	321
Other insurance liabilities, current	$61,516	$40,024

Income Taxes

Provisions for income taxes for the three months ended June 30, 2022, and 2021 were a $0.5 million expense and a $7.7 million benefit, respectively, and the effective tax rates for these periods were (1.81)% and 32.18%, respectively. Provisions for income taxes for the six months ended June 30, 2022, and 2021, were a $0.3 million expense and a $8.1 million benefit, respectively, and the effective rates for these periods were (0.91)% and 9.03%, respectively. The difference between the Company’s effective tax rates for the 2022 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred assets. The difference between the Company’s effective tax rates for the 2021 period and the U.S. statutory rate of 21% was primarily due to the release of a portion of the valuation allowance due to deferred tax liabilities created by certain acquisitions.

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The amendments of this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606. The amendments of this ASU are effective for

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

fiscal years beginning after December 15, 2022, including interim periods in those fiscal years. The ASU clarifies that early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company early adopted this ASU as of January 1, 2022, and will apply the guidance prospectively for business combinations that occur after the adoption date. Therefore, the adoption will have no impact to the existing consolidated balance sheets, statements of operations, and statements of cash flows.

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

Total revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Vertical Software segment
Software and service subscriptions	$20,544	$12,987	$38,509	$23,867
Move-related transactions (excluding insurance)	17,535	16,295	29,728	25,256
Post-move transactions	4,734	5,122	9,264	10,219
Total Vertical Software segment revenue	42,813	34,404	77,501	59,342

Insurance segment
Insurance and warranty premiums, commissions and policy fees(1)	27,956	16,936	55,829	18,741
Total Insurance segment revenue	27,956	16,936	55,829	18,741

Total revenue	$70,769	$51,340	$133,330	$78,083

(1) Revenue recognized during the three and six months ended June 30, 2022, includes revenue from regulated property and casualty insurance entity in the form of insurance premiums, policy fees, ceding commissions, and reinsurance profit sharing of $18.2 million and $38.2 million, respectively, which is accounted for separately from the revenue from contracts with customers.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Contracts with Customers

Contract Assets - Insurance Commissions Receivable

A summary of the activity impacting the contract assets during the six months ended June 30, 2022, is presented below:

Contract Assets
Balance at December 31, 2021	$9,384
Estimated lifetime value of commissions on insurance policies sold by carriers	4,848
Cash receipts	(1,645)
Balance at June 30, 2022	$12,587

As of June 30, 2022, $2.1 million of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the condensed consolidated balance sheets. The remaining $10.5 million of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the condensed consolidated balance sheets.

Contract Liabilities — Refundable Customer Deposits

A summary of the activity impacting the contract liabilities during the six months ended June 30, 2022, is presented below:

Contract
Liabilities
Balance at December 31, 2021	15,274
Additions to contract liabilities	17,565
Contract liabilities transferred to revenue	(13,593)
Balance at June 30, 2022	$19,246

As of June 30, 2022, $19.2 million in contract liabilities related to refundable customer deposits received in advance of warranty services provided, are included in current refundable customer deposits on the consolidated balance sheets because the policyholder may cancel the policy at any time and receive a pro-rated refund. If the policies are not canceled, the balance is expected to be transferred to revenue over the term of the policies, which is, on average, 19 months.

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

A summary of the activity impacting deferred revenue balances during the six months ended June 30, 2022, is presented below:

	Vertical Software	Insurance	Total
	Deferred Revenue	Deferred Revenue	Deferred Revenue
Balance at December 31, 2021	$3,814	$197,271	$201,085
Revenue recognized(1)	(5,279)	(91,994)	(97,273)
Additional amounts deferred	5,722	89,323	95,045
Balance at March 31, 2022	4,257	194,600	198,857
Revenue recognized(1)	(6,027)	(97,654)	(103,681)
Additional amounts deferred	5,815	136,728	142,543
Impact of acquisitions	196	5,510	5,706
Balance at June 30, 2022	$4,241	$239,184	$243,425
(1)	In the table above, revenue recognized on earned premiums related to the insurance segment is presented as the gross amount from policy holders excluding the impact of ceded premiums. On the unaudited condensed statements of operations for the three and six months ended June 30, 2022, earned premiums are presented net of ceded premiums of $83.1 million and $154.8 million, respectively.

Remaining Performance Obligations

Contracts with customers include $4.2 million related to performance obligations that will be satisfied at a later date. These amounts primarily include performance obligations that are recorded in the condensed consolidated balance sheets as deferred revenue.

The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the condensed consolidated balance sheets, is immaterial as of June 30, 2022, and December 31, 2021.

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

3. Investments

The following table provides the Company’s investment income, and realized gains and losses on investments during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income, net of investment expenses	$313	$419	$578	$429
Realized gains on investments	4	20	6	20
Realized losses on investments	(74)	(52)	(144)	(52)
Investment income and realized gains, net of investment expenses	$243	$387	$440	$397

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table provides the amortized cost, fair value and unrealized gains and (losses) of the Company’s investment securities:

	June 30, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$3,146	$1	$(150)	$2,997
Obligations of states, municipalities and political subdivisions	10,427	—	(922)	9,505
Corporate bonds	31,436	3	(2,191)	29,248
Residential and commercial mortgage-backed securities	15,524	15	(942)	14,597
Other loan-backed and structured securities	8,419	—	(373)	8,046
Total debt securities	$68,952	$19	$(4,578)	$64,393

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$5,452	$1	$(36)	$5,417
Obligations of states, municipalities and political subdivisions	8,913	21	(84)	8,850
Corporate bonds	31,491	89	(155)	31,425
Residential and commercial mortgage-backed securities	14,387	34	(139)	14,282
Other loan-backed and structured securities	7,637	5	(41)	7,601
Total debt securities	$67,880	$150	$(455)	$67,575

The amortized cost and fair value of securities at June 30, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$6,583	$6,539
Due after one year through five years	20,701	19,441
Due after five years through ten years	14,270	12,688
Due after ten years	3,455	3,082
Residential and commercial mortgage-backed securities	15,524	14,597
Other loan-backed and structured securities	8,419	8,046
Total	$68,952	$64,393

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporarily impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

-	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
-	the extent to which the market value of the security has been below its cost or amortized cost;
-	general market conditions and industry or sector-specific factors;

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

-	nonpayment by the issuer of its contractually obligated interest and principal payments; and
-	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At June 30, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(127)	$1,935	$(23)	$746	$(150)	$2,681
Obligations of states, municipalities and political subdivisions	(737)	7,172	(185)	2,033	(922)	9,205
Corporate bonds	(2,088)	19,257	(103)	1,974	(2,191)	21,231
Residential and commercial mortgage-backed securities	(848)	12,570	(94)	1,571	(942)	14,141
Other loan-backed and structured securities	(365)	7,821	(8)	219	(373)	8,040
Total securities	$(4,165)	$48,755	$(413)	$6,543	$(4,578)	$55,298

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At December 31, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(36)	$5,007	$—	$—	$(36)	$5,007
Obligations of states, municipalities and political subdivisions	(84)	4,292	—	—	(84)	4,292
Corporate bonds	(155)	15,446	—	—	(155)	15,446
Residential and commercial mortgage-backed securities	(139)	9,687	—	—	(139)	9,687
Other loan-backed and structured securities	(41)	6,818	—	—	(41)	6,818
Total securities	$(455)	$41,250	$—	$—	$(455)	$41,250

At June 30, 2022, and December 31, 2021, there were 446 and 358 securities, respectively, in an unrealized loss position. Of these securities, 77 had been in an unrealized loss position for 12 months or longer.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at June 30, 2022.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

4. Fair Value

The following table details the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2022
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$12,354	$—	$—	$12,354
Debt securities:
U.S. Treasuries	2,997	—	—	2,997
Obligations of states and municipalities	—	9,505	—	9,505
Corporate bonds	—	29,248	—	29,248
Residential and commercial mortgage-backed securities	—	14,597	—	14,597
Other loan-backed and structured securities	—	8,046	—	8,046
	$15,351	$61,396	$—	$76,747
Liabilities
Contingent consideration - business combinations	$—	$—	$29,858	$29,858
Contingent consideration - earnout	—	—	100	100
Private warrant liability	—	—	926	926
	$—	$—	$30,884	$30,884

	Fair Value Measurement at December 31, 2021
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	17,318	$—	$—	$17,318
Debt securities:
U.S. Treasuries	5,417	—	—	5,417
Obligations of states and municipalities	—	8,850	—	8,850
Corporate bonds	—	31,425	—	31,425
Residential and commercial mortgage-backed securities	—	14,282	—	14,282
Other loan-backed and structured securities	—	7,601	—	7,601
	$22,735	$62,158	$—	$84,893

Liabilities
Contingent consideration - business combinations	$—	$—	$9,617	$9,617
Contingent consideration - earnout	—	—	13,866	13,866
Private warrant liability	—	—	15,193	15,193
	$—	$—	$38,676	$38,676

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

Contingent Consideration – Business Combinations

The Company estimated the fair value of the business combination contingent consideration triggered by EBITDA or revenue milestones, related to certain 2021 acquisitions using the Monte Carlo simulation method. The fair value of $0.1 million and $0.3 million as of June 30, 2022, and December 31, 2021, respectively, is based on the simulated revenue and net income (loss) of the Company over the maturity date of the contingent consideration.

The Company estimated the fair value of the business combination contingent consideration that is triggered by stock price milestones, related to Floify acquisition in October 2021, using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of June 30, 2022, the key inputs used to determine the fair value of $14.1 million, were the stock price of $2.56, strike price of $36.00, discount rate of 11.2% and volatility of 75%. As of December 31, 2021, the key inputs used in the determination of the fair value of $9.3 million included the volume weighted average price of $16.37, strike price of $36.00, discount rate of 7% and volatility of 60%.

The Company estimated the fair value of the business combination contingent consideration based on specific metrics, related to the acquisition of Residential Warranty Services (“RWS”), described in Note 13, using the Monte Carlo simulation method. The fair value is based on the simulated metrics of the Company over the maturity date of the contingent consideration. As of June 30, 2022, the key inputs used to determine the fair value of $15.6 million, were the discount rate of 15% and volatility of 24%.

Contingent Consideration - Earnout

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value of $0.1 million is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by certain employee forfeitures. As of June 30, 2022, the key inputs used to determine the fair value included exercise price of $22.00, volatility of 75%, forfeiture rate of 15% and stock price of $2.56. As of December 31, 2021, the key inputs used in the determination of the fair value included exercise price of $22.00, volatility of 65%, forfeiture rate of 15% and stock price of $15.59.

Private Warrants

The Company estimated the fair value of the private warrants of $0.9 million using the Black-Scholes-Merton option pricing model. As of June 30, 2022, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 75%, remaining contractual term of 3.48 years, and stock price of $2.56. As of December 31, 2021, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 60%, remaining contractual term of 3.98 years, and stock price of $15.59.

Level 3 Rollforward

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2022	$13,866	$9,617	$15,193
Additions	—	—	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	(11,179)	3,205	(10,189)
Fair value as of March 31, 2022	$2,687	$12,822	$5,004
Additions	—	15,555	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	(2,587)	1,481	(4,078)
Fair value as of June 30, 2022	$100	$29,858	$926

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2021	$50,238	$3,549	$31,534
Additions	—	1,737	—
Settlements	(25,815)	(2,062)	—
Change in fair value, loss (gain) included in net loss(1)	18,770	(355)	15,910
Fair value as of March 31, 2021	$43,193	$2,869	$47,444
Additions	—	—	—
Settlements	—	—	(16,843)
Change in fair value, loss (gain) included in net loss(1)	4,031	(300)	4,302
Fair value as of June 30, 2021	$47,224	$2,569	$34,903

(1)	Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the unaudited condensed consolidated statements of operations.

Fair Value Disclosure

As of June 30, 2022, and December 31, 2021, the fair value of the convertible senior notes is $225.3 million and $400.4 million, respectively. The decrease of $199.8 million is primarily due to the decline in the stock price at June 30, 2022, as compared to December 31, 2021. The fair value of other debt approximates the unpaid principal balance and is considered a Level 3 measurement. See Note 7.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

5. Property, Equipment, and Software

Property, equipment, and software net, consists of the following:

	June 30,	December 31,
	2022	2021
Software and computer equipment	$8,071	$7,287
Furniture, office equipment, and other	2,220	2,006
Internally developed software	15,241	13,102
Leasehold improvements	1,160	2,191
	26,692	24,586
Less: Accumulated depreciation and amortization	(16,708)	(17,920)
Property, equipment, and software, net	$9,984	$6,666

Depreciation and amortization expense related to property, equipment, and software was $1.0 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $2.3 million for the six months ended June 30, 2022, and 2021, respectively.

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization, and consist of the following, as of June 30, 2022:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	8.0	$71,480	$(10,557)	$60,923
Acquired technology	5.0	50,115	(15,105)	35,010
Trademarks and tradenames	12.0	26,088	(3,790)	22,298
Non-compete agreements	3.0	650	(378)	272
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,824	(1,462)	8,362
Trademarks and tradenames	Indefinite	4,750	—	4,750
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$168,267	$(31,692)	$136,575

The aggregate amortization expense related to intangibles was $5.4 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and $10.9 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the three and six months ended June 30, 2022:

Goodwill
Balance as of December 31, 2021	$225,654
Purchase price adjustments	922
Balance as of March 31, 2022	226,576
Acquisitions	47,445
Purchase price adjustments	(190)
Balance as of June 30, 2022	$273,831

7. Debt

At June 30, 2022, debt comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$425,000	$—	$(9,673)	$415,327
Line of credit, due 2022	1,000	—	—	1,000
Other notes	450	(59)	—	391
	$426,450	$(59)	$(9,673)	$416,718

Convertible Senior Notes

Interest expense recognized related to the 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) was approximately $1.4 and $2.7 million for the three and six months ended June 30, 2022, and comprised of contractual interest expense and amortization of debt issuance costs. There was no interest expense related to the 2026 Notes in the three and six months ended June 30, 2021.

Line of Credit

In connection with the acquisition of Homeowners of America on April 5, 2021, the Company assumed a $5.0 million revolving line of credit (“RLOC”) with Legacy Texas Bank. Outstanding balances under the RLOC bear interest at the Wall Street Journal Prime + 0% and mature on November 16, 2022. In addition, the Company pays 0.25% per annum of the daily-unused portion of the RLOC. Outstanding borrowings on the RLOC at June 30, 2022, were $1.0 million.

Collateral for the RLOC includes all assets and stock of Homeowners of America Holding Corporation (“HAHC”), HOA’s insurance holding company, and its subsidiaries. The credit agreement is subject to standard financial covenants and reporting requirements. At June 30, 2022, the Company was in compliance with all required covenants.

Term Loan Facility

In connection with the acquisition of HOA on April 5, 2021, the Company assumed a nine-year, $10.0 million term loan facility with a local bank. As of June 30, 2022, the Company has made no borrowings on the term loan facility.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

8. Equity and Warrants

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes the Company’s fully diluted capital structure:

	June 30,	December 31,
	2022	2021
Issued and outstanding common shares	97,390,528	95,911,597
Earnout common shares	2,050,000	2,050,000
Total common shares issued and outstanding	99,440,528	97,961,597
Common shares reserved for future issuance:
Private warrants	1,795,700	1,795,700
Common stock options outstanding (Note 9)	4,429,426	4,822,992
Restricted stock units and awards (Note 9)	7,157,392	2,717,154
2020 Equity Plan pool reserved for future issuance	7,324,131	8,126,263
Convertible senior notes, due 2026(1)	16,998,130	16,998,130
Total shares of common stock outstanding and reserved for future issuance	137,145,307	132,421,836
(1)	In connection with the September 16, 2021, issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table.

The table above excludes common stock contingently issuable in connection with prior acquisitions. Such common stock is issuable to the extent specified operational milestones are achieved or market conditions are met in the future.

Warrants

There was no activity related to public and private warrants during the six months ended June 30, 2022.

	Number of
	Common
	Shares Issued	Cash Received
Balances as of January 1, 2022	1,795,700	$—
Exercised	—	—
Canceled	—	—
Balances as of June 30, 2022	1,795,700	$—

9. Stock-Based Compensation

Under the Company’s 2020 Stock Incentive Plan, which replaced the Company’s 2012 Equity Incentive Plan in December 2020, the employees, directors and consultants of the Company are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance awards (“PRSU”), and other stock awards, collectively referred to as “Awards”.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Stock-based compensation consists of expense related to equity awards in the normal course, earnout restricted stock and a secondary market transaction as described below:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Secondary market transaction	$—	$—	$—	$1,933
Employee earnout restricted stock	—	4,176	—	16,549
Employee awards	9,702	2,466	15,556	4,995
Total operating expenses	$9,702	$6,642	$15,556	$23,477

Detail related to stock option, RSU and RSA activity for the three and six months ended June 30, 2022, is as follows:

		Number of	Number of
	Number of	Restricted	Restricted
	Options	Stock Units	Stock Awards
Balances as of December 31, 2021	4,822,992	2,712,762	4,392
Granted - RSUs	—	1,001,986	—
Granted - PRSUs	—	883,739	—
Vested	—	(241,463)	(4,392)
Exercised	(185,685)	—	—
Forfeited, canceled or expired	(67,564)	(131,038)	—
Balances as of March 31, 2022	4,569,743	4,225,986	—
Granted - RSUs	9,396	2,903,594	—
Granted - PRSUs	—	904,795	—
Vested	—	(563,406)	—
Exercised	(88,772)	—	—
Forfeited, canceled or expired	(60,941)	(313,577)	—
Balances as of June 30, 2022	4,429,426	7,157,392	—

10. Reinsurance

The effects of reinsurance on premiums written and earned for the three and six months ended June 30, 2022, and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
	Written	Earned	Written	Earned
Direct premiums	$124,914	$93,082	$81,132	$62,352
Ceded premiums	(117,926)	(83,095)	(70,844)	(59,077)
Net premiums	$6,988	$9,987	$10,288	$3,275

	Six Months Ended June 30,
	2022		2021
	Written	Earned	Written	Earned
Direct premiums	$212,037	$177,400	$81,132	$62,352
Ceded premiums	(178,562)	(154,822)	(70,844)	(59,077)
Net premiums	$33,475	$22,578	$10,288	$3,275

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and six months ended June 30, 2022, and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct losses and LAE	$74,617	$125,295	$142,838	$125,295
Ceded losses and LAE	(60,133)	(114,570)	(119,106)	(114,570)
Net losses and LAE	$14,484	$10,725	$23,732	$10,725

The detail of reinsurance balances due is as follows:

	June 30, 2022	December 31, 2021
Ceded unearned premium	$177,450	$153,710
Losses and LAE reserve	75,730	56,752
Reinsurance recoverable	20,460	17,780
Other	331	174
Reinsurance balance due	$273,971	$228,416

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

11. Unpaid Losses and Loss Adjustment Reserve

The following table provides the rollforward of the beginning and ending reserve balances for unpaid losses and LAE, gross of reinsurance for the three and six months ended June 30, 2022:

2022
Reserve for unpaid losses and LAE, at December 31, 2021	$61,949
Reinsurance recoverables on losses and LAE	(56,752)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2021	5,197
Add provisions (reductions) for losses and LAE occurring in:
Current year	9,868
Prior years	(620)
Net incurred losses and LAE during the current year	9,248
Deduct payments for losses and LAE occurring in:
Current year	(4,431)
Prior years	(1,602)
Net claim and LAE payments during the current year	(6,033)
Reserve for unpaid losses and LAE, net of reinsurance recoverables, at end of period	8,412
Reinsurance recoverables on losses and LAE	71,196
Reserve for unpaid losses and LAE at March 31, 2022	79,608
Add provisions (reductions) for losses and LAE occurring in:
Current year	13,506
Prior years	979
Net incurred losses and LAE during the current year	14,485
Deduct payments for losses and LAE occurring in:
Current year	(9,118)
Prior years	(615)
Net claim and LAE payments during the current year	(9,733)
Reserve for unpaid losses and LAE, net of reinsurance recoverables, at end of period	13,164
Reinsurance recoverables on losses and LAE	75,730
Reserve for unpaid losses and LAE at June 30, 2022	$88,894

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and LAE were made, resulting in an increase of $1.0 million and $0.4 million for the three and six months ended June 30, 2022.

12. Commitments and Contingencies

Acquisition Commitments

On September 2, 2021, Porch.com, Inc. (“Buyer”), a subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Covéa Coopérations S.A., a French société anonyme (“Seller”), to acquire all of the shares of GMF Financial Services Corporation (“GMFF”), which owns all of the issued and outstanding stock of Civil Service Employees Insurance Company, CSE Safeguard Insurance Company, CSE Insurance Services, Inc. and CSE Group Services Company, a California-based personal lines insurer focused on property and auto, (collectively, “CSE”), for a purchase price of $48.6 million in cash, subject to customary conditions, including, among others, the absence of a material adverse effect on GMFF and the receipt of specified governmental consents and approvals (the “Transaction”).

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The Purchase Agreement was terminated on August 8, 2022, see Note 16 for additional information.

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

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants sought to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also sought punitive damages, attorney’s fees and costs. Certain claimants settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims occurred in March 2022. In May 2022, the arbitrator issued an interim award finding no merit to any of the claims asserted by claimant Kandela, LLC and determined Porch to be the prevailing party on all counts. In July 2022, the arbitrator issued a final award, affirming the interim award and awarding Porch its prevailing party legal fees and costs. We will pursue collection of our legal fees and do not expect to record any recovery until we are able to collect the fees in cash. Porch had previously recorded an estimated accrual related to the claims underlying the aforementioned settlement, which was reversed in June 2022.

Putative Wage and Hours Class Action Proceeding

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021 defendants removed the case to the United States District Court for the Southern District

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Porch (prior to the December 23, 2020 merger) and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs seek damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs for which, Porch has recorded an estimated accrual for a contingent loss based on information currently known. The parties recently attended mediation in an effort to resolve the matter. The mediation was successful, and a deal was reached. The parties have executed the long form settlement agreement and obtained preliminary approval from the court on April 25, 2022. Notices went out to the putative class and there were no opt outs. The parties will seek final approval of the settlement from the court on August 11, 2022. If final approval is granted, the settlement will likely be funded around September 11, 2022 and checks will be issued in early October 2022. Those checks expire after 180 days after which, the case will be complete.

Other

In addition, in the ordinary course of business, Porch Group and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither Porch Group nor any of its subsidiaries is currently a party to any legal proceedings the outcome of which, the Company believes, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the business, financial condition or results of operations.

13. Business Combinations

During the six months ended June 30, 2022, the Company completed a number of business combination transactions. The aggregate transaction costs of $1.1 million primarily comprised of legal and due-diligence fees, and are included in general and administrative expenses on the condensed consolidated statements of operations. The results of operations for each acquisition are included in the Company’s consolidated financial statements from the date of acquisition onwards.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table summarizes the total consideration and the preliminary estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the six months ended June 30, 2022:

	Weighted Average Useful Life (in years)	RWS	Other	Total
Purchase consideration:
Cash(1)		$25,572	$13,763	$39,335
Issuance of common stock		3,552	—	3,552
Holdback liabilities and amounts in escrow		1,000	1,500	2,500
Contingent consideration - liability-classified		15,555	—	15,555
Total purchase consideration:		$45,679	$15,263	$60,942
Assets:
Cash, cash equivalents and restricted cash		$2,030	$256	$2,286
Current assets		525	7	532
Property and equipment		497	—	497
Operating lease right-of-use assets		871	—	871
Intangible assets:
Customer relationships	7.0	11,920	2,750	14,670
Acquired technology	4.5	500	1,480	1,980
Trademarks and tradenames	9.3	500	200	700
Non-competition agreements	6.6	180	20	200
Renewal rights	5.0	90	—	90
Goodwill		36,726	10,719	47,445
Total assets acquired		53,839	15,432	69,271
Current liabilities		(4,884)	(169)	(5,053)
Operating lease liabilities, non-current		(871)	—	(871)
Long term liabilities		(2,405)	—	(2,405)
Net assets acquired		$45,679	$15,263	$60,942

(1)Includes $5.0 million paid in July 2022, and included in accrued expenses and other current liabilities as of June 30, 2022.

April 1, 2022 Acquisition of Residential Warranty Services (“RWS”)

On April 1, 2022, the Company entered into a stock and membership interest purchase agreement with Residential Warranty Services (“RWS”) to acquire its home warranty and inspection software and services businesses. On this date, the Company completed the acquisition of substantially all of RWS’ operations except for those in Florida and California. The aggregate consideration, subject to certain closing adjustments, for the completed acquisitions was $45.7 million, including $20.6 million in cash of which $5.0 million was paid in March 2022, $6.0 million in future cash payable of which $1.0 million will be held in escrow for 24 months to satisfy potential indemnifications, $3.6 million of Porch common stock and additional contingent consideration tied to the performance of a recently launched business line, and $15.6 million in contingent consideration based on specific metrics. $5.0 million of cash consideration was paid in July 2022. The Company recorded the fair value of the assets acquired and liabilities assumed on the acquisition date.

The acquisitions of the Florida and California operations are subject to certain regulatory and other approvals and are expected to close in the second half of 2022 or as soon as practicable thereafter. The Company expects to pay approximately $2.4 million, subject to certain closing adjustments, to close these acquisitions.

The purpose of the acquisitions is to expand the scope and nature of Porch’s service offerings, add additional team members with important skillsets, and realize synergies. Goodwill is expected to be deductible for tax purposes and is subject to further adjustment pending the closing of the acquisition of the remaining RWS operations in Florida and California. The Company will assign the goodwill to reporting units, which will be determined pending completion of the remaining acquisitions.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table summarizes the fair value of the intangible assets of RWS as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Customer relationships	$11,920	5.4
Acquired technology	500	3.0
Trademarks and tradenames	500	9.0
Non-competition agreements	180	7.0
Renewal rights	90	5.0
	$13,190

The weighted-average amortization period for the acquired intangible assets is 5.5 years.

The estimated fair value of the customer related intangible assets, including renewal rights, was calculated through the income approach using the multi-period excess earnings methodology. The estimated fair value of the trademarks and tradenames were calculated through the income approach using the relief from royalty methodology. The estimated fair value of the acquired internally developed and used technology was derived using the cost approach considering the estimated costs to replicate existing software. The estimated fair value of the non-competition agreement was calculated through the income approach using the with and without method over the contractual term of the agreement.

Other acquisitions

In the quarter ended June 30, 2022, the Company completed one or more acquisitions which were not material to the condensed consolidated financial statements. The purpose of any such acquisition, may include without limitation, to expand the scope and nature of the Company’s services offerings, add additional team members with important skillsets, and/or realize synergies. Goodwill of $10.7 million is expected to be deductible for tax purposes.

14. Segment Information

Beginning in 2021, the Company has two reportable segments that are also operating segments: Vertical Software and Insurance. These reportable segments have been identified based on how our chief operating decision-maker (“CODM”) manages the business, makes operating decisions and evaluates operating and financial performance. The Chief Executive Officer is the CODM and reviews financial and operational information for the two reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance.

The Vertical Software segment primarily consists of a vertical software platform for the home, providing software and services to home services companies, such as home inspectors, moving companies, utility companies, title companies and others, and includes software fee revenues from companies, and non-insurance revenue. The Vertical Software segment also includes per-lead and per-quote-based revenue from insurance companies.

The Insurance segment offers various forms of homeowner insurance policies through its own insurance carrier and certain homeowner and auto insurance policies through its licensed insurance agency. The Insurance segment also includes home warranty service revenue.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table provides the Company’s revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment revenues:
Vertical Software	$42,813	$34,404	$77,501	$59,342
Insurance	27,956	16,936	55,829	18,741
Total segment revenue	$70,769	$51,340	$133,330	$78,083

The Company’s segment operating and financial performance measure is segment Adjusted EBITDA (loss). Segment Adjusted EBITDA (loss) is defined as revenue less the following expenses associated with these segments: cost of revenue, sales and marketing, product and technology, and general and administrative expenses. Segment Adjusted EBITDA (loss) also excludes non-cash items or items that management does not consider are reflective of ongoing core operations.

Currently, the Company does not allocate any shared expenses to the reportable segments. These expenses are included in Corporate and Other. Corporate and Other includes shared expenses such as sales and marketing, certain product and technology, accounting, human resources, legal and general and administrative, and other income, expenses, gains and losses that are not allocated in assessing segment performance due to their function. Such transactions are excluded from the reportable segments results but included in reported consolidated results.

The reconciliation of segment Adjusted EBITDA (loss) to consolidated loss from operations below includes the effects of corporate and other items that the CODM does not consider in assessing segment performance.

The following tables provide financial information for the two reportable segments and reconciliations to consolidated financial information for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment adjusted EBITDA (loss):
Vertical Software	$6,038	$8,107	$9,022	$11,258
Insurance	(5,068)	(2,951)	(1,782)	(2,443)
Corporate and Other	(15,237)	(15,073)	(28,577)	(28,334)
Total segment adjusted EBITDA (loss)	(14,267)	(9,925)	(21,337)	(19,519)
Reconciling items:
Depreciation and amortization	(6,416)	(3,894)	(12,899)	(6,356)
Non-cash stock-based compensation expense	(9,702)	(7,035)	(15,556)	(24,160)
Acquisition and related expense	(214)	(1,056)	(1,110)	(1,784)
Non-cash long-lived asset impairment charge	—	(72)	(70)	(139)
Revaluation of contingent consideration	(1,481)	(574)	(4,686)	(220)
Investment income and realized gains	(243)	(387)	(440)	(397)
Non-cash bonus expense	1,526	—	—	—
Operating loss	$(30,797)	$(22,943)	$(56,098)	$(52,575)

The CODM does not review assets on a segment basis.

All of the Company’s revenue is generated in the United States. As of June 30, 2022 and December 31, 2021, the Company did not have assets located outside of the United States.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

15. Basic and Diluted Net Loss Per Share

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

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, RSUs, PRSUs, RSAs, convertible notes, earnout shares and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss used to compute net loss per share - basic and diluted	$(26,377)	$(16,296)	$(32,173)	$(81,398)

Denominator:
Weighted average shares outstanding used to compute loss per share - basic and diluted	97,142,163	95,221,928	96,611,294	91,483,053

Loss per share - basic and diluted	$(0.27)	$(0.17)	$(0.33)	$(0.89)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	4,429,426	6,350,253	4,429,426	6,350,253
Restricted stock units and awards	5,331,673	2,975,463	5,331,673	2,975,463
Performance restricted stock units	1,825,719	—	1,825,719	—
Public and private warrants	1,795,700	3,125,154	1,795,700	3,125,154
Earnout shares	2,050,000	4,099,999	2,050,000	4,099,999
Convertible debt(1)	16,998,130	—	16,998,130	—

(1) In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table as of June 30, 2022.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

16. Subsequent Events

Termination of the Acquisition Commitment

As mentioned in Note 12, on September 2, 2021, Porch.com, Inc. (“Buyer”), a subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Covéa Coopérations S.A., a French société anonyme (“Seller”), to acquire all of the shares of GMF Financial Services Corporation (“GMFF”), which owns all of the issued and outstanding stock of Civil Service Employees Insurance Company, CSE Safeguard Insurance Company, CSE Insurance Services, Inc. and CSE Group Services Company, a California-based personal lines insurer focused on property and auto, (collectively, “CSE”), for a purchase price of $48.6 million in cash, subject to customary conditions, including, among others, the absence of a material adverse effect on GMFF and the receipt of specified governmental consents and approvals (the “Transaction”).

Buyer and Seller have mutually determined not to proceed with the Transaction, and on August 8, 2022, Buyer and Seller entered into a termination agreement, pursuant to which the parties agreed to terminate the Purchase Agreement effective immediately pursuant to Section 7.1(d) of the Purchase Agreement. In addition, on August 8, 2022, Buyer’s external counsel submitted a letter to the California Department of Insurance withdrawing the Form A Applications filed by Buyer and the other applicants with respect to the Transaction.

Borrowings on Term Loan Facility and Line of Credit

During August 2022, the Company drew an additional $4.0 million on the RLOC described in Note 7. The Company also borrowed $10.0 million on the existing term loan facility. These borrowings were utilized primarily to increase HOA’s capital surplus.

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in Part II, Item 1A of this Quarterly Report, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 16, 2022 and in any of the Company’s subsequent SEC filings. The risks described in these filings are not exhaustive. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

Porch Group is a vertical software platform for the home, providing software and services to over 28,500 home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, roofers and others, helping these service providers grow their business and improve their customer experience. The Company provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance and moving, and, in turn, the Company’s platform drives demand for other services from such companies as part of the value proposition. Porch has three types of customers: (1) home services companies, such as home inspectors, mortgage companies, and loan officers and title companies, for whom Porch provides software and services and who pay recurring SaaS fees and increasingly provide introductions to homebuyers and homeowners; (2) consumers, such as homebuyers and homeowners, whom Porch assists with the comparison and provision of various critical home services, such as insurance, moving, security, TV/Internet, and home repair and improvement; and (3) service providers, such as insurance carriers, moving companies, security companies, title companies, mortgage companies and TV/Internet providers, who pay for new customer sign-ups.

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

For consumers, Porch largely relies on our unique and proprietary relationships with over 28,500 companies using the Company’s software to provide the company with end customer access and introductions. The Company then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. The Company has invested in limited direct-to-consumer marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

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

●	Average Companies in Quarter — Porch provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance, warranty and moving. The Company’s customers include home services companies, for whom the Company provides software and services and who provide introductions to homebuyers and homeowners and tracks the average number of home services companies from which it generates revenue each quarter in order to measure the ability to attract, retain and grow relationships with home services companies. Porch management defines the average number of companies in a quarter as the straight-line average of the number of companies as of the end of period compared with the beginning of period across all of the Company’s home services verticals that (i) generate recurring revenue and (ii) generated revenue in the quarter. For new acquisitions, the number of companies is determined in the initial quarter based on the percentage of the quarter the acquired business is a part of the Company.
●	Average Revenue per Account per Month in Quarter — Management views the Company’s ability to increase revenue generated from existing customers as a key component of Porch’s growth strategy. Average Revenue per Account per Month in Quarter is defined as the average revenue per month generated across all home services company customer accounts in a quarterly period. Average Revenue per Account per Month in

Quarter is derived from all customers and total revenue, not only customers and revenues associated with the Company’s referral network.

The following table summarizes Average Companies in Quarter and Average Revenue per Account per Month in Quarter for each of the quarterly periods indicated:

	2022	2022		2022		2022
	Q1	Q2		Q3		Q4
Average Companies in Quarter	25,512	28,730		—		—
Average Revenue per Account per Month in Quarter	$817	$821		$—		$—

	2021	2021		2021		2021
	Q1	Q2		Q3		Q4
Average Companies in Quarter	13,995	17,120		20,472		24,603
Average Revenue per Account per Month in Quarter (adjusted)(1)	$637	$933	(1)	$985	(1)	$776	(1)

	2020	2020		2020		2020
	Q1	Q2		Q3		Q4
Average Companies in Quarter	10,903	10,523		10,792		11,157
Average Revenue per Account per Month in Quarter	$484	$556		$664		$556

(1)	During the quarter ended December 31, 2021, the Company corrected an immaterial error that impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. Average Revenue per Account per Month in Quarter metrics were recalculated for the affected quarters to show the impact of the adjustments.

The following tables shows the impact of this error on Average Revenue per Account per Month in Quarter:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Total Revenue (as previously reported)	26,742	$51,340	$62,769	$51,582
Quarterly Impact of Revenue Adjustment Recorded in Q4	—	(3,400)	(2,300)	5,700
Total Revenue (as adjusted)	$26,742	$47,940	$60,469	$57,282
Average Revenue per Account per Month in Quarter (as adjusted)	$637	$933	$985	$776
Average Revenue per Account per Month in Quarter (as previously reported)	$637	$1,000	$1,022	$699

In 2022, the Company completed acquisition of RWS. In 2021, the Company completed acquisitions of V12 Data in Q1, Homeowners of America (“HOA”) and Rynoh in Q2, American Home Protect (“AHP”) in Q3 and Floify in Q4, that impacted the average number of companies in the quarter.

●	Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) and warranties with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare Internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs. The Company tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure market penetration with homebuyers and homeowners and the Company’s ability to deliver high-revenue services within those groups. Monetized Services in Quarter is defined as the total number of unique services from which the Company generated revenue, including, but not limited to, new and renewing insurance and warranty customers, completed moving jobs, security installations, TV/Internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service in Quarter — Management believes that shifting the mix of services delivered to homebuyers and homeowners toward higher revenue services is a key component of Porch’s growth strategy. Average Revenue per Monetized Services in Quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2022	2022		2022		2022
	Q1	Q2		Q3		Q4
Monetized Services in Quarter	254,249	331,889		—		—
Average Revenue per Monetized Service in Quarter	$176	$158		$—		$—

	2021	2021		2021		2021
	Q1	Q2		Q3		Q4
Monetized Services in Quarter	182,779	302,462		329,359		260,352
Average Revenue per Monetized Service in Quarter (adjusted)(1)	$92	$118	(1)	$137	(1)	$154	(1)

	2020	2020		2020		2020
	Q1	Q2		Q3		Q4
Monetized Services in Quarter	152,165	181,520		198,165		169,949
Average Revenue per Monetized Service in Quarter	$93	$86		$97		$98
(1)	During the quarter ended December 31, 2021, the Company corrected an immaterial error that impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. Average Revenue per Monetized Service in Quarter metrics were recalculated for the affected quarters to show the impact of the adjustments.

The following tables shows the impact of this error on Average Revenue per Monetized Service in Quarter:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Service Revenue (as previously reported)	$35,702	$39,102	$47,398	$34,351
Quarterly Impact of Revenue Adjustment Recorded in Q4	—	(3,400)	(2,300)	5,700
Service Revenue (as adjusted)	$35,702	$35,702	$45,098	$40,051
Average Revenue per Monetized Service in Quarter (adjusted)	$92	$118	$137	$154
Average Revenue per Monetized Service in Quarter (as previously reported)	$92	$129	$144	$132

In 2022, the Company completed acquisition of RWS. In 2021, the Company completed acquisitions of V12 Data in Q1, HOA and Rynoh in Q2, AHP in Q3 and Floify in Q4, which impacted the number of monetized services in the quarter.

Recent Developments

Adoption of New Accounting Standards

The Company early adopted Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers on January 1, 2022 and will apply the guidance prospectively for business combinations that occur after the adoption date. The adoption has no impact to the existing unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows.

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, providing software and services to over 28,500 home services companies, such as home inspectors, moving companies, utility companies, warranty companies, etc. The following are key factors affecting the Company’s operating results in the three and six months ended June 30, 2022:

●	In April 2022, the Company completed the acquisition of Residential Warranty Services (“RWS”) with an aggregate purchase price of $45.7 million.
●	In 2021, the Company completed several acquisitions with an aggregate purchase price of $346.3 million to acquire companies to expand the scope and nature of the Company's services offerings, add additional team members with important skillsets, and realize synergies. These acquisitions included V12 Data (acquired in

January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). For a complete discussion of 2021 acquisitions, refer to Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed on March 16, 2022 (the “Annual Report on Form 10-K”).
●	Continued investment in growing and expanding the Company’s position in the home inspection industry including through core enterprise resource planning and customer relationship management software offered by Inspection Support Network LLC.
●	Continued investment in growing and expanding the Company’s position in providing moving services to consumers as a result of the 2018 acquisition of HireAHelper™, a provider of software and demand for moving companies.
●	Intentionally building operating leverage in the business by focusing on growing operating expenses at a slower rate than the growth in revenue. Specifically, by increasing economies of scale related to fixed selling costs, Moving Concierge call center operations and product and technology costs.
●	Ongoing expansion in other software verticals related to the home and related services such as title, warranty and mortgage software.
●	Investments in consumer experience to drive higher conversion rates, including investments in apps.
●	Investments in establishing and maintaining controls required by the Sarbanes-Oxley Act of 2002 (“SOX”) and other internal controls across IT and accounting organizations.
●	Investments in data platforms and leveraging that data in pricing optimization within insurance.
●	Growth across the insurance business, including geographic expansion.

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

Components of Results of Operations

Total Revenue

The Company generates revenue from (1) software and service subscription revenue generated from fees received for providing subscription access to the Company’s software platforms and subscription services across various industries; (2) insurance revenue in the form of commissions from third-party insurance carriers where Porch acts as an independent agent and commissions from reinsurers, insurance and warranty premiums, policy fees and other insurance-related fees generated through its own insurance carrier; (3) move-related service revenue through fees received for connecting homeowners to service providers during time of a move including movers, TV/Internet, warranty, and security monitoring providers and for certain move related services for providing select services directly to the homeowner; (4) post-move related revenue in the form of fees earned from introducing homeowners to home service professionals including handymen, plumbers, electricians, roofers etc., and for certain projects for providing select services directly to the homeowner.

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

Cost of revenue primarily consists of insurance claims losses and loss adjustment expenses, claims personnel costs, warranty claims, third-party providers for executing moving labor and handyman services when the Company is managing the job, data costs related to marketing campaigns, certain call center costs, credit card processing and merchant fees and operational cost of SaaS businesses.

Selling and marketing expenses primarily consist of payroll, employee benefits and stock-based compensation expense, and other headcount related costs associated with sales efforts directed toward companies and consumers, and deferred policy acquisition costs (“DAC”) of new and renewal insurance contracts. Also included are any direct costs to acquire customers, such as search engine optimization, marketing costs and affiliate and partner leads.

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

At least quarterly, the Company evaluates estimates and assumptions and makes changes accordingly. For information on the Company’s significant accounting policies, see Note 1 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three months ended June 30, 2022, there were no changes to the critical accounting policies discussed in the Company’s Annual Report on Form 10-K. For a complete discussion of the Company’s Annual Report.

Results of Operations

The following table sets forth the Company’s historical operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$70,769	$51,340	19,429	38%	$133,330	$78,083	$55,247	71%
Operating expenses:
Cost of revenue	28,558	19,500	9,058	46%	49,747	25,429	24,318	96%
Selling and marketing	28,826	23,122	5,704	25%	54,569	37,762	16,807	45%
Product and technology	15,777	11,050	4,727	43%	30,009	22,841	7,168	31%
General and administrative	28,405	20,611	7,794	38%	55,103	44,625	10,478	23%
Total operating expenses	101,566	74,283	27,283	37%	189,428	130,658	58,770	45%
Operating loss	(30,797)	(22,943)	(7,854)	34%	(56,098)	(52,575)	(3,523)	7%
Other income (expense):
Interest expense	(1,858)	(1,216)	(642)	53%	(4,151)	(2,439)	(1,712)	70%
Change in fair value of earnout liability	2,587	(4,032)	6,619	NM	13,766	(22,801)	36,567	NM
Change in fair value of private warrant liability	4,078	(4,303)	8,381	NM	14,267	(20,212)	34,479	NM
Gain (loss) on extinguishment of debt	—	8,243	(8,243)	NM	—	8,243	(8,243)	NM
Investment income and realized gains, net of investment expenses	243	387	(144)	(37)%	440	397	43	11%
Other income, net	(162)	(165)	3	(2)%	(107)	(91)	(16)	18%
Total other income (expense)	4,888	(1,084)	5,974	NM	24,215	(36,904)	61,119	NM
Loss before income taxes	(25,909)	(24,027)	(1,880)	8%	(31,883)	(89,479)	57,596	(64)%
Income tax benefit (expense)	(468)	7,731	(8,199)	NM	(290)	8,081	(8,371)	NM
Net loss	$(26,377)	$(16,296)	(10,079)	62%	$(32,173)	$(81,398)	$49,225	(60)%

NM = Not Meaningful

Revenue

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Total revenue increased by $19.4 million, or 38%, from $51.3 million in the three months ended June 30, 2021 to $70.8 million in the same period in 2022. The increase in revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, organic growth, and accelerated growth of these acquisitions. In April 2022, the Company acquired RWS for an aggregate purchase price of $45.7 million. During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K.  These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). Other than V12 Data, HOA and Rynoh, these businesses were not owned by the Company during the three months ended June 30, 2021 and, therefore no revenue was recognized from these businesses during that period.

During the quarter ended December 31, 2021, the Company corrected an immaterial error related to revenue from claims fees and contra claims expense, which was recorded in the fourth quarter of 2021. This error impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. The correction did not impact operating loss or net loss in these periods.

The following table summarizes the impact of the correction by quarter (in thousands):

	Quarter ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Total
Revenue increase (decrease)	$—	$(3,400)	$(2,300)	$5,700	$—
Cost of revenue increase (decrease)	—	3,400	2,300	(5,700)	—
Net loss impact	$—	$—	$—	$—	$—

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Total revenue increased by $55.2 million, or 71% from $78.1 million in the six months ended June 30, 2021 to $133.3 million in the same period in 2022. During 2022 and 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K.  These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021), Floify (acquired in October 2021) and RWS (acquired in April 2022). Other than V12 Data, HOA and Rynoh, these businesses were not owned by the Company during the six months ended June 30, 2021 and, therefore, no revenue was recognized from these businesses during that period. Thus, the increase in revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, accelerated growth after acquisition and organic growth.

During the quarter ended December 31, 2021, the Company corrected an immaterial error related to revenue from claims fees and contra claims expense, which was recorded in the fourth quarter of 2021. This error impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. The correction did not impact operating loss or net loss in these periods. See the table above for the impact of the correction by quarter.

Cost of Revenue

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Cost of revenue increased by $9.1 million, or 46%, from $19.5 million in the three months ended June 30, 2021 to $28.6 million in the same period in 2022. The increase in the cost of revenue was primarily attributable to the 2022 and 2021 acquisitions of RWS (acquired in April 2022), V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021), and Floify (acquired in October 2021). Other than V12 Data, HOA and Rynoh, these businesses were not owned by the Company during the three months ended June 30, 2021 and, therefore, no cost of revenue was recognized from these businesses during that period. Thus, the increase in cost of revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, accelerated growth after acquisition and organic growth. As a percentage of revenue, cost of revenue represented 40% of revenue in the three months ended June 30, 2022 compared with 38% in the same period in 2021. Cost of revenue as a percentage of revenue is higher due to the mix shift in business with insurance as the claims and loss and loss adjustment expense is recorded in cost of revenue.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Cost of revenue increased by $24.3 million, or 96% from $25.4 million in the six months ended June 30, 2021 to $49.7 million in the same period in 2022. The increase in the cost of revenue was primarily attributable to the 2022 and 2021 acquisitions of RWS (acquired in April 2022),V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021), Floify (acquired in October 2021). Other than V12 Data, HOA and Rynoh, these businesses were not owned by the Company during the six months ended June 30, 2021 and, therefore, no cost of revenue was recognized from these businesses during that period. Thus, the increase in cost of revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, accelerated growth after acquisition and organic growth. As a percentage of revenue, cost of revenue represented 37% of revenue in the six months ended June 30, 2022 compared with 33% in the same period in 2021. Cost of revenue as a percentage of revenue is higher due to the mix shift in business with insurance as the claims and loss and loss adjustment expense is recorded in cost of revenue.

Selling and marketing

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Selling and marketing expenses increased by $5.7 million, or 25%, from $23.1 million in the three months ended June 30, 2021 to $28.8 million in the same period in 2022. The increase is due to $4.9 million related to the selling and marketing costs of the acquired businesses comprised of RWS, V12 Data, AHP, Floify and Rynoh. The increase was also due to the growth of the insurance and software and subscription businesses. This was partially offset by a decrease of $0.2 million in stock-based compensation expenses. As a percentage of revenue, selling and marketing expenses represented 41% of revenue in the three months ended June 30, 2022 compared with 45% in the same period in 2021. The improvement in selling and marketing expenses as a percentage of revenue is due to the growing economies of scale across the Company’s Vertical Software and Insurance segments.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Selling and marketing expenses increased by $16.8 million, or 45% from $37.8 million in the six months ended June 30, 2021 to $54.6 million in the same period in 2022. The increase is due to $12.8 million related to the selling and marketing costs of the acquired businesses comprised of HOA, RWS, V12 Data, AHP, Floify and Rynoh. The increase was also due to a $2.2 million increase in amortization expense related to acquired intangibles. Growth in the insurance and software and subscription businesses further contributed to the increase. This was partially offset by a decrease of $1.6 million in stock-based compensation expenses. As a percentage of revenue, selling and marketing expenses represented 41% of revenue in the six months ended June 30, 2022 compared with 48% in the same period in 2021. The improvement in selling and marketing expenses as a percentage of revenue is due to the growing economies of scale across the Company’s Vertical Software and Insurance segments.

Product and technology

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Product and technology expenses increased by $4.7 million, or 43%, from $11.1 million in the three months ended June 30, 2021 to $15.8 million in the same period in 2022. The increase is mainly due to a $2.5 million increase in amortization expense related to acquired intangibles and a $1.2 million increase in product and technology costs of the acquired businesses, most notably Floify. As a percentage of revenue, product and technology expenses represented 22% of revenue in the three months ended June 30, 2022 compared with 22% in the same period in 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Product and technology expenses increased by $7.2 million, or 31% from $22.8 million in the six months ended June 30, 2021 to $30.0 million in the same period in 2022. The increase is mainly due to a $3.4 million increase in amortization expense related to acquired intangibles and a $7.2 million increase in product and technology costs of the acquired businesses, most notably HOA, Floify, Rynoh, RWS and AHP. This was offset by $1.2 million lower stock-based compensation expense. As a percentage of revenue, product and technology expenses represented 23% of revenue in the six months ended June 30, 2022 compared with 29% in the same period in 2021. The improvement in product and technology expenses as a percentage of revenue is due to the growing economies of scale in the overall business.

General and administrative

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

General and administrative expenses increased by $7.8 million, or 38%, from $20.6 million in the three months ended June 30, 2021 to $28.4 million in the same period in 2022, primarily due to costs related to increased hiring of corporate resources, audit and accounting fees, as well as consulting fees related to the ongoing SOX requirements. In the three months ended June 30, 2022, general and administrative expenses included $6.2 million related to the HOA, RWS, AHP, Floify and Rynoh, and additional investment in corporate resources and systems, as well as SOX implementation. In addition, during the three months ended June 30, 2022, loss on revaluation of contingent consideration of $1.5 million was $0.9 million higher than during the three months ended June 30, 2021.

Also, stock-based compensation expense for the three months ended June 30, 2022 was $3.2 million higher than in the same period in 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

General and administrative expenses increased by $10.5 million, or 23% from $44.6 million in the six months ended June 30, 2021 to $55.1 million in the same period in 2022. The increase is primarily due to costs related to increased hiring of corporate resources, audit and accounting fees, as well as consulting fees related to the ongoing SOX requirements. In the six months ended June 30, 2022, general and administrative expenses included $12.4 million related to the HOA, RWS, AHP, Floify and Rynoh. Additional investment in corporate resources and systems, and SOX implementation also contributed to the increase. In addition, during the six months ended June 30, 2022, loss on revaluation of contingent consideration of $3.2 million was $4.5 million higher than during the six months ended June 30, 2021. This was offset by stock-based compensation expense for the six months ended June 30, 2022, which was $5.1 million lower than in the same period in 2021.

Interest expense, net

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Interest expense increased by $0.7 million, or 53%, from $1.2 million in the three months ended June 30, 2021 to $1.9 million in the same period in 2022. This was primarily due to issuance of $425 million of Convertible Senior Notes in September 2021, that in part was used to pay off the $42.1 million of Senior Secured Term Loans that were outstanding at June 30, 2021. The total level of interest-bearing debt balance was $425.6 million at January 1, 2022 and $50.8 million at January 1, 2021 and this higher outstanding debt balance was the primary reason for the increased interest expense.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Interest expense increased by $1.8 million, or 75% from $2.4 million in the six months ended June 30, 2021 to $4.2 million in the same period in 2022. This was primarily due to issuance of $425 million of Convertible Senior Notes in September 2021, that in part was used to pay off the $42.1 million of Senior Secured Term Loans that were outstanding at June 30, 2021. The higher outstanding debt balance was the primary reason for the increased interest expense.

Change in fair value of earnout liability

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Changes in fair value of earnout liability were $2.6 million (gain) and $4.0 million (loss) in the three months ended June 30, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at June 30, 2022 as compared to June 30, 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Changes in fair value of earnout liability were $14.3 million (gain) and $22.8 million (loss) in the six months ended June 30, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at June 30, 2022 as compared to June 30, 2021. During the six months ended June 30, 2021, $25.8 million of the earnout liability was reclassified to additional paid in capital as a result of a vesting event in March 2021.

Change in fair value of private warrant liability

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Changes in fair value of private warrant liability were $4.1 million (gain) and $4.3 million (loss) in the three months ended June 30, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at June 30, 2022 as compared to June 30, 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Changes in fair value of private warrant liability were $14.3 million (gain) and $20.2 million (loss) in the six months ended June 30, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at June 30, 2022 as compared to June 30, 2021.

Investment income and realized gains, net of investment expenses

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Investment income and realized gains, net of investment expenses was $0.2 million and $0.4 million in the three months ended June 30, 2022 and 2021, respectively. In April 2021, the Company acquired HOA, which maintains a short-term and long-term investment portfolio that generated investment income for nine months in 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Investment income and realized gains, net of investment expenses was $0.4 million and $0.4 million in the six months ended June 30, 2022 and 2021, respectively. In April 2021, the Company acquired HOA, which maintains a short-term and long-term investment portfolio that generated investment income for nine months in 2021. The Company did not have any material investments prior to April 2021.

Income tax benefit (expense)

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Income tax expense of $0.5 million and income tax benefit of $7.7 million was recognized for the six months ended June 30, 2022 and 2021, respectively. The difference between the Company’s effective tax rates for the 2022 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred assets. The difference between the Company’s effective tax rates for the 2021 period and the U.S. statutory rate of 21% was primarily due to the release of a portion of the valuation allowance due to deferred tax liabilities created by certain acquisitions.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Income tax expense of $0.3 million and income tax benefit $8.1 million was recognized for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rates in both periods differs substantially from the U.S. federal statutory tax rate of 21% primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Segment Results of Operations

The Company operates the business as two reportable segments that are also operating segments: Vertical Software and Insurance. For additional information about these segments, see Note 14 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Segment Revenue

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Vertical Software Segment	Insurance Segment	Vertical Software Segment	Insurance Segment
Revenue:
Software and service subscriptions	$20,544	$—	$38,509	$—
Move-related transactions (excluding insurance)	17,535	—	29,728	—
Post-move transactions	4,734	—	9,264	—
Insurance	—	27,956	—	55,829
Total revenue	$42,813	$27,956	$77,501	$55,829

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Vertical Software Segment	Insurance Segment	Vertical Software Segment	Insurance Segment
Revenue:
Software and service subscriptions	$12,987	$—	$23,867	$—
Move-related transactions (excluding insurance)	16,295	—	25,256	—
Post-move transactions	5,122	—	10,219	—
Insurance	—	16,936	—	18,741
Total revenue	$34,404	$16,936	$59,342	$18,741

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

For the three months ended June 30, 2022, Vertical Software segment revenue was $42.8 million or 60.5% of total revenue for the same period. For the three months ended June 30, 2021, Vertical Software segment revenue was $34.4 million or 67.0% of total revenue for the same period. Software and service subscriptions revenue increased from $13.0 million to $20.5 million as the Company acquired RWS in April 2022, Rynoh in May 2021 and Floify in October 2021. Thus, the increase in revenue in 2022 is primarily driven by the recent acquisitions, accelerated growth after acquisition and organic growth.

Insurance segment revenue was $28.0 million or 39.6% of total revenue for the three months ended June 30, 2022. Insurance segment revenue was $16.9 million or 33.0% of total revenue for the three months ended June 30, 2021. The increase is mainly due to the acquisitions of RWS (acquired in April 2022) and AHP (acquired in September 2021), and the accelerated growth of these businesses after acquisition, as well as organic growth of the Company’s existing insurance operation of HOA.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

For the six months ended June 30, 2022, Vertical Software segment revenue was $77.5 million or 58.1% of total revenue for the same period. For the six months ended June 30, 2021, Vertical Software segment revenue was $59.3 million or 76.0% of total revenue for the same period. Software and service subscriptions revenue increased as the Company acquired RWS in April 2022, Rynoh in May 2021 and Floify in October 2021. Thus, the increase in revenue in 2022 is primarily driven by the 2021 acquisitions, accelerated growth after acquisition and organic growth.

Insurance segment revenue was $55.8 million for the six months ended June 30, 2021, and represented 41.9% of total revenue for the same period. For the six months ended June 30, 2021, Insurance segment revenue was $18.7 million or 24.0% of total revenue for the same period. The increase is mainly due to the acquisitions of RWS (acquired in April 2022), AHP (acquired in September 2021) and HOA (acquired in April 2021), and the accelerated growth of these businesses after acquisition, as well as the organic growth of HOA.

Segment Adjusted EBITDA (Loss)

Segment Adjusted EBITDA (loss) is defined as revenue less operating expenses associated with the segments. Segment Adjusted EBITDA (loss) also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating and financial performance and are not reflective of the Company’s core operations. See Note 14 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment adjusted EBITDA (loss):
Vertical Software	$6,038	$8,107	$9,022	$11,258
Insurance	(5,068)	(2,951)	(1,782)	(2,443)
Corporate and Other(1)	(15,237)	(15,081)	(28,577)	(28,334)
Total segment adjusted EBITDA (loss)(2)	$(14,267)	$(9,925)	$(21,337)	$(19,519)

(1) Includes costs that are not directly attributable to reportable segments, as well as certain shared costs.

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

Revenue Less Cost of Revenue

The following table reconciles revenue less cost of revenue to operating loss for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$70,769	$51,340	$133,330	$78,083
Less: Cost of revenue	(28,558)	(19,500)	(49,747)	(25,429)
Revenue less cost of revenue	42,211	31,840	83,583	52,654
Less: Selling and marketing costs	28,826	23,122	54,569	37,762
Less: Product and technology costs	15,777	11,050	30,009	22,841
Less: General and administrative costs	28,405	20,611	55,103	44,625
Total operating expenses	$101,566	$74,283	$189,428	$130,658
Operating loss	$(30,797)	$(22,943)	$(56,098)	$(52,575)

Three months ended June 30, 2022 compared to three months ended June 30, 2021:

Revenue less cost of revenue increased by $10.4 million, or 32.6% from $31.8 million in the three months ended June 30, 2021 to $42.2 million in the three months ended June 30, 2022. During 2022, the Company acquired RWS. During 2021, the Company acquired a number of businesses, including Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). The increase revenue less cost of revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, accelerated growth after acquisition and organic growth.

Six months ended June 30, 2022 compared to six months ended June 30, 2021:

Revenue less cost of revenue increased by $30.9 million, or 58.7% from $52.7 million in the six months ended June 30, 2021 to $83.6 million in the six months ended June 30, 2022. During 2022, the Company acquired RWS During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K. These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). Other than V12 Data, HOA and Rynoh, these businesses were not owned by the Company in the six months ended June 30, 2022, therefore, no revenue less cost of revenue was recognized from these businesses during that period. Thus, the increase revenue less cost of revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, accelerated growth after acquisition and organic growth.

Adjusted EBITDA (loss)

The following table reconciles net loss to Adjusted EBITDA (loss) for the three and six months ended June 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(26,377)	$(16,296)	$(32,173)	$(81,398)
Interest expense	1,858	1,216	4,151	2,439
Income tax benefit (expense)	468	(7,731)	290	(8,081)
Depreciation and amortization	6,416	3,894	12,899	6,356
Gain on extinguishment of debt	—	(8,243)	—	(8,243)
Other expense (income), net	162	165	107	91
Non-cash long-lived asset impairment charge	—	72	70	139
Non-cash stock-based compensation expense	9,702	7,035	15,556	24,048
Revaluation of contingent consideration	1,481	574	4,686	220
Revaluation of earnout liability	(2,587)	4,032	(13,766)	22,801
Revaluation of private warrant liability	(4,078)	4,303	(14,267)	20,212
Acquisition and related expense	214	1,056	1,110	1,896
Non-cash bonus expense	(1,526)	—	—	—
Adjusted EBITDA (loss)	$(14,267)	$(9,925)	$(21,337)	$(19,519)
Adjusted EBITDA (loss) as a percentage of revenue	(20)%	(19)%	(16)%	(25)%

Adjusted EBITDA (loss) for the three months ended June 30, 2022 was $14.3 million, a $4.4 million decline from Adjusted EBITDA (loss) of $9.9 million for the same period in 2021. Adjusted EBITDA (loss) for the six months ended June 30, 2022 was $21.3 million, a $1.8 million decline from Adjusted EBITDA (loss) of $19.5 million for the same period in 2021. During 2022, the Company acquired RWS for an aggregate purchase price of $45.7 million. During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K. These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). Other than V12 Data, HOA and Rynoh, these businesses were not owned by the Company during the three and six months ended June 30, 2021 and, therefore, no revenue and Adjusted EBITDA (loss) was recognized from these businesses during these periods. The decline in Adjusted EBITDA (loss) in 2022 is primarily driven by the macro housing environment affecting both segments, and higher volume of claims paid out by HOA in the second quarter of 2022, affecting the Insurance segment, as well as by continued investments in sales and marketing and product and technology related to consumer experience, app build out, data platforms and investments in establishing and maintaining SOX and other internal controls across IT and accounting organizations. This decline was partially offset by the impact of the 2022 and 2021 acquisitions.

Liquidity and Capital Resources

Since inception, as a private company, the Company has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from the senior secured term loans. On December 23, 2020, the Company received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transaction costs, as it began trading publicly.

During 2021, the Company completed a private offering of $425 million aggregate principal amounts of convertible debt maturing in 2026, and raised $126.7 million and $4.3 million from exercise of public warrants and stock options, respectively.

As of June 30, 2022, the Company had cash and cash equivalents of $271.0 million and $11.1 million of restricted cash, respectively. Restricted cash consists of funds held for the payment of possible warranty claims as required in 25 states; funds held in certificates of deposits and money market mutual funds pledged to, or held in escrow with, certain state insurance regulators in connection with insurance operations; customer deposits; and acquisition indemnifications.

The Company has incurred net losses since its inception, and has an accumulated deficit at June 30, 2022 and December 31, 2021 totaling $456.3 million and $424.1 million, respectively.

As of June 30, 2022 and December 31, 2021, the Company had $426.5 million and $425.6 million aggregate principal amount outstanding in convertible notes and promissory notes, respectively.

Based on the Company’s current operating and growth plan, management believes cash and cash equivalents at June 30, 2022, are sufficient to finance the Company’s operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months. As the Company’s operations evolve and continue its growth strategy, including through acquisitions, the Company may elect or need to obtain alternative sources of capital, and it may finance additional liquidity needs in the future through one or more equity or debt financings. The Company may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to the Company or could be dilutive to its stockholders.

Porch Group, Inc. is a holding company that transacts a majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, the Company’s ability to pay dividends and expenses is largely dependent on dividends or other distributions from its subsidiaries. The Company’s insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of June 30, 2022, cash and cash equivalents of $35.5 million and investments held by these companies was $64.4 million.

The Company may, at any time and from time to time, seek to retire or purchase its outstanding debt or equity through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table provides a summary of cash flow data for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

	(dollar amounts in thousands)
Net cash used in operating activities	$(2,306)	$(30,772)	$28,466	93%
Net cash used in investing activities	(38,404)	(131,298)	92,894	71%
Net cash (used) provided by financing activities	(2,005)	107,040	(109,045)	NM
Change in cash, cash equivalents and restricted cash	$(42,715)	$(55,030)	$12,315	NM

Operating Cash Flows

Net cash used in operating activities was $2.3 million for the six months ended June 30, 2022. Net cash used in operating activities consists of net loss of $32.2 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $15.6 million, depreciation and amortization of $12.9 million, non-cash interest expense of $2.3 million, fair value adjustments to contingent consideration of $4.7 million (loss), and fair value adjustments to earnout liability and private warrant liability of $13.8 million (gain) and $14.3 million (gain), respectively. Net changes in working capital were a use of cash of $20.3 million, primarily due to increases in reinsurance balance due and current liabilities, offset by losses and loss adjustment expense reserves, other insurance liabilities and deferred revenue.

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

Investing Cash Flows

Net cash used in investing activities was $38.4 million for the six months ended June 30, 2022. Net cash used in investing activities is primarily related to acquisitions, net of cash acquired of $32.0 million, purchases of investments of $13.6 million, investments in developing internal-use software of $3.5 million, and purchases of property and equipment of $1.5 million. This was offset by the cash inflows related to maturities and sales of investments of $12.2 million.

Net cash used in investing activities was $131.3 million for the six months ended June 30, 2021. Net cash used in investing activities is primarily related to investments to develop internal use software of $1.5 million and acquisitions, net of cash acquired of $127.9 million.

Financing Cash Flows

Net cash used in financing activities was $2.0 million for the six months ended June 30, 2022. Net cash used in financing activities is primarily related to shares repurchased to pay income tax withholdings upon vesting of RSUs of $1.9 million, payments of acquisition-related contingent consideration of $1.6 million and debt repayments of $0.2 million. This was partially offset by proceeds from line of credit of $1.0 million and exercises of stock options of $0.7 million.

Net cash provided by financing activities was $107.0 million for the six months ended June 30, 2021. Net cash provided by financing activities is primarily related to exercises of warrants and stock option of $129.3 million, offset by shares repurchased to pay income tax withholdings upon vesting of RSUs of $22.1 million and debt repayments of $0.2 million.

Off-Balance Sheet Arrangements

Since the date of incorporation, the Company has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

See Note 1 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption, and the assessment, to the extent one has been made, of their potential impact on the Company’s financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in the Company’s financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, and December 31, 2021, the Company has interest-bearing debt of $426.5 million and $425.6 million, respectively. The Company’s 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) have a principal balance of $425 million as of June 30, 2022, have a fixed coupon rate of 75 basis points, and effective interest rate of 1.3%. As such, interest expense on the 2026 Notes will not change if market interest rates increase. Other debt as of June 30, 2022 totaled $0.5 million and is variable-rate.

A 1% increase in interest rates in the Company’s variable rate indebtedness would result in a nominal change in annual interest expense.

As of June 30, 2022, the Company’s insurance subsidiary has a $64.4 million portfolio of fixed income securities and an unrealized loss of $4.6 million, as described in Note 3 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.

At June 30, 2022, accounts receivable and reinsurance balances due were $38.5 million and $274.0 million, respectively, were not interest-bearing assets and are generally collected in less than 180 days. As such, the Company does not consider these assets to have material interest rate risk.

Inflation Risk

The Company believes its operations have been negatively affected by inflation, in addition to the change in the interest rate environment. General economic factors beyond its control, and changes in the global economic environment, specifically fluctuations in inflation, including the access to credit under terms favorable to the Company, could result in lower revenues, higher costs and decreased margins and earnings in the foreseeable future. While the Company and its management teams take action, wherever possible, to reduce the impact of the effects of inflation, in the case of sustained inflation across several of the markets in which Porch operates, it could become increasingly difficult to effectively mitigate the increases to costs. In addition, the effects of inflation on consumers’ budgets could result in the reduction of consumer spending habits, specifically in the move and post-move markets. If unable to take actions to effectively mitigate the effect of the resulting higher costs, the Company’s profitability and financial position could be materially and adversely impacted.

Foreign Currency Risk

There was no material foreign currency risk for six months ended June 30, 2022. The Company’s activities to date have been conducted in the United States.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of June 30, 2022 due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022.

Remediation Plan

Porch Group remediation efforts for these material weaknesses have included the following:

●	consolidation of relevant financial systems across internal control framework;
●	investments to upgrade or replace existing systems which do not have the appropriate infrastructure to meet the requirements of internal control framework;

●	expanding the available resources at the Company with experience designing and implementing control activities, including information technology general controls and automated controls, through hiring and use of third-party consultants and specialists;
●	recruiting and hiring additional personnel with the appropriate skills and experience to operate the internal controls required by the nature, pace, and complexity of the business, and
●	perform ongoing training with control performers to improve documentation that supports effective control activities, including evidence of the completeness and accuracy of information produced by the entity.

These remediation measures may be time-consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness. The Company plans to continue to assess internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters as they are identified.

Changes in Internal Control over Financial Reporting

Except for actions taken under the Remediation Plan described above in this Part I, Item 4, there has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 (“Commitments and Contingencies”) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation and legal proceedings.

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

Item 1A. Risk Factors

As of August 9, 2022, the Company’s risk factors have not materially changed from those described in Part 1, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Company, dated June 9, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on June 10, 2022)

10.1#	Form of Senior Level Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022)
10.2#

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement (Initial Awards in 2022) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022)

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

# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 9, 2022

PORCH GROUP, INC.

By:	/s/ Martin L. Heimbigner
Name:	Martin L. Heimbigner
Title:	Chief Financial Officer
(Principal Financial Officer)