Form 10-Q
period 2022-09-30
Porch Group, Inc.
filed 2022-11-09
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of outstanding shares of the registrant’s common stock as of November 7, 2022 was 100,554,543.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PORCH GROUP, INC.

Condensed Consolidated Balance Sheets

(all numbers in thousands, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$260,198	$315,741
Accounts receivable, net	37,032	28,767
Short-term investments	7,212	9,251
Reinsurance balance due	303,987	228,416
Prepaid expenses and other current assets	21,160	14,338
Restricted cash	16,296	8,551
Total current assets	645,885	605,064
Property, equipment, and software, net	11,236	6,666
Operating lease right-of-use assets	4,697	4,504
Goodwill	228,091	225,654
Long-term investments	55,357	58,324
Intangible assets, net	111,728	129,830
Restricted cash, non-current	500	500
Long-term insurance commissions receivable	11,930	7,521
Other assets	3,057	684
Total assets	$1,072,481	$1,038,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,717	$6,965
Accrued expenses and other current liabilities	36,847	37,675
Deferred revenue	277,616	201,085
Refundable customer deposit	19,867	15,274
Current portion of long-term debt	6,275	150
Losses and loss adjustment expense reserves	100,298	61,949
Other insurance liabilities, current	55,945	40,024
Total current liabilities	503,565	363,122
Long-term debt	425,012	414,585
Operating lease liabilities, non-current	2,968	2,694
Earnout liability, at fair value	57	13,866
Private warrant liability, at fair value	802	15,193
Other liabilities (includes $23,228 and $9,617 at fair value, respectively)	24,952	12,242
Total liabilities	957,356	821,702
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value:	10	10
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 100,410,325 and 97,961,597, respectively
Additional paid-in capital	664,362	641,406
Accumulated other comprehensive loss	(6,571)	(259)
Accumulated deficit	(542,676)	(424,112)
Total stockholders’ equity	115,125	217,045
Total liabilities and stockholders’ equity	$1,072,481	$1,038,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Operations

(all numbers in thousands, except share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$75,366	$62,769	$208,696	$140,852
Operating expenses(1):
Cost of revenue	33,269	19,158	83,016	44,587
Selling and marketing	30,245	22,874	84,815	60,636
Product and technology	14,438	11,317	44,446	34,158
General and administrative	25,257	22,034	80,360	66,463
Impairment loss on intangible assets and goodwill	57,057	—	57,057	—
Total operating expenses	160,266	75,383	349,694	205,844
Operating loss	(84,900)	(12,614)	(140,998)	(64,992)
Other income (expense):
Interest expense	(2,085)	(1,857)	(6,236)	(4,296)
Change in fair value of earnout liability	43	7,413	13,809	(15,388)
Change in fair value of private warrant liability	124	2,692	14,391	(17,521)
Gain (loss) on extinguishment of debt	—	(3,133)	—	5,110
Investment income and realized gains, net of investment expenses	335	248	775	448
Other expense, net	69	316	(37)	225
Total other income (expense)	(1,514)	5,679	22,702	(31,422)
Loss before income taxes	(86,414)	(6,935)	(118,296)	(96,414)
Income tax benefit (expense)	23	1,836	(268)	9,917
Net loss	$(86,391)	$(5,099)	$(118,564)	$(86,497)

Loss per share - basic (Note 15)	$(0.88)	$(0.05)	$(1.22)	$(0.93)
Loss per share - diluted (Note 15)	$(0.88)	$(0.08)	$(1.22)	$(0.93)

Shares used in computing basic loss per share	97,792,485	96,839,292	97,009,351	92,544,137
Shares used in computing diluted loss per share	97,792,485	97,545,942	97,009,351	92,544,137
(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$—	$—	$—	$1
Selling and marketing	1,689	1,382	3,592	4,888
Product and technology	911	1,367	3,888	5,522
General and administrative	2,489	3,135	13,165	18,950
	$5,089	$5,884	$20,645	$29,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(all numbers in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(86,391)	$(5,099)	$(118,564)	$(86,497)
Other comprehensive income (loss):
Current period change in net unrealized loss, net of tax	(2,012)	(154)	(6,312)	113
Comprehensive loss	$(88,403)	$(5,253)	$(124,876)	$(86,384)

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(all numbers in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	97,961,597	$10	$641,406	$(424,112)	$(259)	$217,045
Net loss	—	—	—	(5,796)	—	(5,796)
Other comprehensive loss	—	—	—	—	(2,515)	(2,515)
Stock-based compensation	—	—	5,854	—	—	5,854
Contingent consideration for acquisitions	—	—	530	—	—	530
Vesting of restricted stock awards	245,855	—	—	—	—	—
Exercise of stock options	185,685	—	473	—	—	473
Income tax withholdings	(95,951)	—	(712)	—	—	(712)
Balances as of March 31, 2022	98,297,186	$10	$647,551	$(429,908)	$(2,774)	$214,879
Net loss	—	—	—	(26,377)	—	(26,377)
Other comprehensive loss	—	—	—	—	(1,785)	(1,785)
Stock-based compensation	—	—	9,702	—	—	9,702
Issuance of common stock for acquisitions	628,660	—	3,552	—	—	3,552
Vesting of restricted stock units	563,406	—	—	—	—	—
Exercise of stock options	88,772	—	219	—	—	219
Income tax withholdings	(137,496)	—	(1,210)	—	—	(1,210)
Balances as of June 30, 2022	99,440,528	$10	$659,814	$(456,285)	$(4,559)	$198,980
Net loss	—	—	—	(86,391)	—	(86,391)
Other comprehensive loss	—	—	—	—	(2,012)	(2,012)
Stock-based compensation	—	—	5,089	—	—	5,089
Vesting of restricted stock units	1,062,323	—	—	—	—	—
Exercise of stock options	197,758	—	416	—	—	416
Income tax withholdings	(290,284)	—	(957)	—	—	(957)
Balances as of September 30, 2022	100,410,325	$10	$664,362	$(542,676)	$(6,571)	$115,125

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(all numbers in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2020	81,669,151	$8	$424,823	$(317,506)	$—	$107,325
Net loss	—	—	—	(65,101)	—	(65,101)
Stock-based compensation	—	—	4,462	—	—	4,462
Stock-based compensation - earnout	—	—	12,373	—	—	12,373
Issuance of common stock for acquisitions	90,000	—	1,169	—	—	1,169
Reclassification of earnout liability upon vesting	—	—	25,815	—	—	25,815
Vesting of restricted stock awards	2,078,102	—	—	—	—	—
Exercise of stock warrants	8,087,623	1	93,007	—	—	93,008
Exercise of stock options	593,106	—	355	—	—	355
Income tax withholdings	(1,062,250)	—	(16,997)	—	—	(16,997)
Transaction costs	—	—	(402)	—	—	(402)
Balances as of March 31,2021	91,455,732	$9	$544,605	$(382,607)	$—	$162,007
Net loss	—	—	—	(16,297)	—	(16,297)
Other comprehensive income	—	—	—	—	267	267
Stock-based compensation	—	—	2,466	—	—	2,466
Stock-based compensation - earnout	—	—	4,176	—	—	4,176
Issuance of common stock for acquisitions	1,292,441	—	28,372	—	—	28,372
Reclassification of private warranty liability upon exercise	—	—	16,843	—	—	16,843
Vesting of restricted stock awards	33,182	—	—	—	—	—
Exercise of stock warrants	2,862,312	1	33,761	—	—	33,762
Exercise of stock options	946,392	—	2,227	—	—	2,227
Income tax withholdings	(296,643)	—	(5,194)	—	—	(5,194)
Transaction costs	—	—	140	—	—	140
Balances as of June 30, 2021	96,293,416	$10	$627,396	$(398,904)	$267	$228,769
Net loss	—	—	—	(5,099)	—	(5,099)
Other comprehensive income	—	—	—	—	(154)	(154)
Stock-based compensation	—	—	1,641	—	—	1,641
Stock-based compensation - earnout	—	—	4,243	—	—	4,243
Issuance of common stock for acquisitions	102,636	—	1,937	—	—	1,937
Reclassification of private warranty liability upon exercise	—	—	14,505	—	—	14,505
Vesting of restricted stock awards	271,432	—	—	—	—	—
Exercise of stock warrants	557,816	—	—	—	—	—
Exercise of stock options	339,150	—	934	—	—	934
Income tax withholdings	(231,452)	—	(1,587)	—	—	(1,587)
Capped call transactions	—	—	(52,913)	—	—	(52,913)
Balances as of September 30, 2021	97,332,998	$10	$596,156	$(404,003)	$113	$192,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(all numbers in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(118,564)	$(86,497)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,574	10,787
Amortization of operating lease right-of-use assets	1,621	1,298
Impairment loss on intangible assets and goodwill	57,057	—
Loss on sale and impairment of property, equipment, and software	200	202
Gain on extinguishment of debt	—	(5,110)
Loss (gain) on remeasurement of private warrant liability	(14,391)	17,521
Loss (gain) on remeasurement of contingent consideration	5,251	(380)
Loss (gain) on remeasurement of earnout liability	(13,809)	15,388
Stock-based compensation	20,645	29,361
Amortization of investment premium/accretion of discount, net	1,702	941
Net realized losses on investments	187	45
Interest expense (non-cash)	2,287	67
Other	480	(1,379)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(8,639)	(5,424)
Reinsurance balance due	(75,571)	(33,097)
Prepaid expenses and other current assets	(6,297)	90
Accounts payable	(248)	(23,284)
Accrued expenses and other current liabilities	(8,001)	3,031
Losses and loss adjustment expense reserves	38,349	1,892
Other insurance liabilities, current	15,921	5,085
Deferred revenue	71,600	42,948
Refundable customer deposits	4,593	(2,441)
Deferred income tax benefit	—	(8,153)
Long-term insurance commissions receivable	(4,409)	(3,794)
Operating lease liabilities, non-current	(1,936)	(1,469)
Other	(2,410)	655
Net cash used in operating activities	(12,808)	(41,717)
Cash flows from investing activities:
Purchases of property and equipment	(1,986)	(588)
Capitalized internal use software development costs	(5,803)	(2,629)
Purchases of short-term and long-term investments	(19,446)	(19,126)
Maturities, sales of short-term and long-term investments	17,794	16,367
Acquisitions, net of cash acquired	(37,003)	(178,681)
Net cash used in investing activities	(46,444)	(184,657)
Cash flows from financing activities:
Proceeds from debt issuance, net of fees	15,000	413,537
Repayments of principal and related fees	(150)	(42,965)
Capped call transactions	—	(42,330)
Proceeds from exercises of warrants	—	126,772
Proceeds from exercises of stock options	1,108	3,516
Income tax withholdings paid upon vesting of restricted stock units	(2,879)	(23,778)
Payments of acquisition-related contingent consideration	(1,625)	—
Net cash provided by financing activities	11,454	434,752
Net change in cash, cash equivalents, and restricted cash	$(47,798)	$208,378
Cash, cash equivalents, and restricted cash, beginning of period	$324,792	$207,453
Cash, cash equivalents, and restricted cash end of period	$276,994	$415,831

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(all numbers in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures
Cash paid for interest	$3,181	$2,675
Non-cash consideration for acquisitions	$14,952	$42,229
Reduction of earnout liability due to a vesting event	$—	$25,815
Payable for capped call transaction	$—	$10,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group,” “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to over 30,900 home services companies. The Vertical Software segment provides software and services to home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, and others. Porch’s Insurance segment, with over 390,000 insurance and warranty policies in force, operates both as an insurance carrier underwriting home insurance policies, and as an agent selling home and auto insurance for over 20 major and regional insurance companies. The Insurance segment also includes Porch’s warranty service offering.

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

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other interim period or future year.

Comprehensive Loss

Comprehensive loss consists of adjustments related to unrealized gains and losses on available-for-sale securities.

Reclassifications

Certain reclassifications to previously reported 2021 balances were made to conform to the current period presentation in the unaudited condensed consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, these estimates, which include, but are not limited

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

to, impairment losses on intangible assets and goodwill, estimated variable consideration for services performed, estimated lifetime value of insurance agency commission revenue, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, are evaluated by management. Actual results could differ materially from those estimates, judgments, and assumptions.

Concentrations

Financial instruments which potentially subject the Company to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit and fixed-maturity securities, as well as receivable balance in the course of collection.

The Company’s insurance carrier subsidiary has exposure and remains liable in the event of insolvency of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. Two reinsurers represented more than 10% individually, and 44% in aggregate, of the Company’s insurance subsidiary’s total reinsurance balance due as of September 30, 2022.

Substantially all of the Company’s insurance-related revenues in the Insurance segment are derived from customers in Texas (which represent approximately 53% of such revenues in the nine months ended September 30, 2022), South Carolina, North Carolina, Georgia, Virginia and Arizona, which could be adversely affected by economic conditions, an increase in competition, or environmental impacts and changes.

No individual customer represented more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2022, or 2021. As of September 30, 2022, and December 31, 2021, no individual customer accounted for 10% or more of the Company’s total accounts receivable.

As of September 30, 2022, the Company held approximately $138.5 million of cash with two U.S. commercial banks.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash equivalents as of September 30, 2022 includes $5.1 million held by the Company’s captive insurance company as a collateral for the benefit of Homeowners of America (“HOA”), $0.5 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $8.3 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty five states, and $2.9 million related to acquisition indemnifications, of which $0.5 million is recorded in non-current assets. Restricted cash equivalents as of December 31, 2021, includes $0.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.9 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty five states, $0.3 million of customer deposits, and $2.6 million related to acquisition indemnifications in escrow accounts, of which $0.5 million is recorded in non-current assets.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The reconciliation of cash and cash equivalents to amounts presented in the unaudited condensed consolidated statements of cash flows are as follows:

	September 30, 2022	December 31, 2021

Cash and cash equivalents	$260,198	$315,741
Restricted cash and restricted cash equivalents - current	16,296	8,551
Restricted cash and restricted cash equivalents - non-current	500	500
Cash, cash equivalents and restricted cash	$276,994	$324,792

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers and other corporate partnerships, as well as credit card receivables. The Company estimates allowances for uncollectible receivables based on the creditworthiness of its customers, historical trend analysis and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at September 30, 2022, and December 31, 2021, was $0.6 million and $0.4 million, respectively.

Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected. The Company records the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.

Deferred Policy Acquisition Costs

The Company capitalizes deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Company’s insurance subsidiary of new or renewal insurance contracts. DAC are amortized to expense on a straight-line basis over the terms of the policies to which they relate, which is generally one year. The amortization of DAC is included in sales and marketing expense in the unaudited condensed consolidated statements of operations and comprehensive loss. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of September 30, 2022, and December 31, 2021, DAC of $9.2 million and $4.0 million is included in prepaid expenses and other current assets.

Changes in DAC for the three and nine months ended September 30, 2022, are as follows:

2022
Deferred policy acquisition costs at December 31, 2021 (net)	$3,988
Capitalized costs	16,753
Amortized costs	(13,001)
Deferred policy acquisition costs at March 31, 2022 (net)	7,740
Capitalized costs	23,617
Amortized costs	(23,584)
Deferred policy acquisition costs at June 30, 2022 (net)	7,773
Capitalized costs	27,956
Amortized costs	(26,491)
Deferred policy acquisition costs at September 30, 2022 (net)	$9,238

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Fair Value of Financial Instruments

Fair value, as defined by the accounting standards, represents the amount at which an asset or liability would be transferred in a current orderly transaction between willing market participants. Emphasis is placed on observable inputs being used to assess fair value. To reflect this approach, the standards require a three-tiered fair value hierarchy be applied based on the nature of the inputs used when measuring fair value. The three hierarchical levels of inputs are as follows:

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

Other Insurance Liabilities, Current

The following table details the components of other insurance liabilities, current on the condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
Ceded reinsurance premiums payable	$26,727	$22,523
Commissions payable, reinsurers and agents	13,633	10,697
Advance premiums	12,794	4,277
Funds held under reinsurance treaty	1,886	2,206
General and accrued expenses payable	905	321
Other insurance liabilities, current	$55,945	$40,024

Income Taxes

Provisions for income taxes for the three months ended September 30, 2022, and 2021 were a $23 thousand benefit and a $1.8 million benefit, respectively, and the effective tax rates for these periods were 0.0% benefit and 26.5% benefit, respectively. Provisions for income taxes for the nine months ended September 30, 2022, and 2021, were a $0.3 million expense and a $9.9 million benefit, respectively, and the effective rates for these periods were 0.2% expense and 10.3% benefit, respectively. The difference between the Company’s effective tax rates for the 2022 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred assets. The difference between the Company’s effective tax rates for the 2021 period and the U.S. statutory rate of 21% was primarily due to the release of a portion of the valuation allowance due to deferred tax liabilities created by certain acquisitions.

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Total revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Vertical Software segment
Software and service subscriptions	$17,529	$15,238	$55,165	$38,716
Move-related transactions (excluding insurance)	21,569	21,576	51,155	46,742
Post-move transactions	5,365	5,473	15,644	16,171
Total Vertical Software segment revenue	44,463	42,287	121,964	101,629

Insurance segment
Insurance and warranty premiums, commissions and policy fees(1)	30,903	20,482	86,732	39,223
Total Insurance segment revenue	30,903	20,482	86,732	39,223

Total revenue	$75,366	$62,769	$208,696	$140,852

(1) Revenue recognized during the three and nine months ended September 30, 2022, includes revenue of $19.1 million and $56.4 million, respectively, which is accounted for separately from the revenue from contracts with customers. Revenue recognized during the three and nine months ended September 30, 2021, includes revenue of $11.2 million and $19.9 million, respectively, which is accounted for separately from the revenue from contracts with customers.

Contracts with Customers

Contract Assets - Insurance Commissions Receivable

A summary of the activity impacting the contract assets during the nine months ended September 30, 2022, is presented below:

Contract Assets
Balance at December 31, 2021	$9,384
Estimated lifetime value of commissions on insurance policies sold by carriers	7,580
Cash receipts	(2,748)
Balance at September 30, 2022	$14,216

As of September 30, 2022, $2.3 million of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the condensed consolidated balance sheets. The remaining $11.9 million of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the condensed consolidated balance sheets.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Contract Liabilities — Refundable Customer Deposits

A summary of the activity impacting the contract liabilities during the nine months ended September 30, 2022, is presented below:

Contract
Liabilities
Balance at December 31, 2021	$15,274
Additions to contract liabilities	25,952
Contract liabilities transferred to revenue	(21,359)
Balance at September 30, 2022	$19,867

As of September 30, 2022, $19.9 million in contract liabilities related to refundable customer deposits received in advance of warranty services provided, are included in current refundable customer deposits on the consolidated balance sheets because the policyholder may cancel the policy at any time and receive a pro-rated refund. If the policies are not canceled, the balance is expected to be transferred to revenue over the term of the policies, which is, on average, 19 months.

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

A summary of the activity impacting deferred revenue balances during the three and nine months ended September 30, 2022, is presented below:

	Vertical Software	Insurance	Total
	Deferred Revenue	Deferred Revenue	Deferred Revenue
Balance at December 31, 2021	$3,814	$197,271	$201,085
Revenue recognized(1)	(5,279)	(91,994)	(97,273)
Additional amounts deferred	5,722	89,323	95,045
Balance at March 31, 2022	4,257	194,600	198,857
Revenue recognized(1)	(6,027)	(97,654)	(103,681)
Additional amounts deferred	5,815	136,728	142,543
Impact of acquisitions	196	5,510	5,706
Balance at June 30, 2022	4,241	239,184	243,425
Revenue recognized(1)	(5,674)	(112,911)	(118,585)
Additional amounts deferred	5,733	147,043	152,776
Balance at September 30, 2022	$4,300	$273,316	$277,616
(1)	In the table above, revenue recognized on earned premiums related to the insurance segment is presented as the gross amount from policy holders excluding the impact of ceded premiums. On the unaudited condensed statements of operations for the three and nine months ended September 30, 2022, earned premiums are presented net of ceded premiums of $94.0 million and $248.8 million, respectively.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Remaining Performance Obligations

Contracts with customers include $4.3 million related to performance obligations that will be satisfied at a later date. These amounts primarily include performance obligations that are recorded in the condensed consolidated balance sheets as deferred revenue.

The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the condensed consolidated balance sheets, is immaterial as of September 30, 2022, and December 31, 2021.

The Company has applied the practical expedients provided for in the accounting standards, and does not present revenue related to unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which it has the right to invoice for services performed. Additionally, the Company excludes amounts related to performance obligations that are billed and recognized as they are delivered.

3. Investments

The following table provides the Company’s investment income, and realized gains and losses on investments during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income, net of investment expenses	$384	$261	$962	$493
Realized gains on investments	10	26	16	46
Realized losses on investments	(59)	(39)	(203)	(91)
Investment income and realized gains, net of investment expenses	$335	$248	$775	$448

The following table provides the amortized cost, fair value and unrealized gains and (losses) of the Company’s investment securities:

	As of September 30, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$5,487	$1	$(304)	$5,184
Obligations of states, municipalities and political subdivisions	10,757	3	(1,363)	9,397
Corporate bonds	31,227	—	(3,072)	28,155
Residential and commercial mortgage-backed securities	14,645	1	(1,374)	13,272
Other loan-backed and structured securities	7,024	—	(463)	6,561
Total debt securities	$69,140	$5	$(6,576)	$62,569

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

	As of December 31, 2021
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

The amortized cost and fair value of securities at September 30, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2022
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$5,081	$5,012
Due after one year through five years	21,261	19,485
Due after five years through ten years	17,577	15,152
Due after ten years	3,552	3,087
Residential and commercial mortgage-backed securities	14,645	13,272
Other loan-backed and structured securities	7,024	6,561
Total	$69,140	$62,569

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At September 30, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(103)	$2,611	$(201)	$2,256	$(304)	$4,867
Obligations of states, municipalities and political subdivisions	(902)	6,161	(461)	3,200	(1,363)	9,361
Corporate bonds	(2,461)	18,067	(611)	4,389	(3,072)	22,456
Residential and commercial mortgage-backed securities	(1,229)	11,074	(145)	2,135	(1,374)	13,209
Other loan-backed and structured securities	(442)	6,118	(21)	443	(463)	6,561
Total securities	$(5,137)	$44,031	$(1,439)	$12,423	$(6,576)	$56,454

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At December 31, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(36)	$5,007	$—	$—	$(36)	$5,007
Obligations of states, municipalities and political subdivisions	(84)	4,292	—	—	(84)	4,292
Corporate bonds	(155)	15,446	—	—	(155)	15,446
Residential and commercial mortgage-backed securities	(139)	9,687	—	—	(139)	9,687
Other loan-backed and structured securities	(41)	6,818	—	—	(41)	6,818
Total securities	$(455)	$41,250	$—	$—	$(455)	$41,250

At September 30, 2022, and December 31, 2021, there were 443 and 358 securities, respectively, in an unrealized loss position. Of these securities, 129 had been in an unrealized loss position for 12 months or longer as of September 30, 2022.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at September 30, 2022.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

4. Fair Value

The following table details the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement as of September 30, 2022
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$10,373	$—	$—	$10,373
Debt securities:
U.S. Treasuries	5,184	—	—	5,184
Obligations of states and municipalities	—	9,397	—	9,397
Corporate bonds	—	28,155	—	28,155
Residential and commercial mortgage-backed securities	—	13,272	—	13,272
Other loan-backed and structured securities	—	6,561	—	6,561
	$15,557	$57,385	$—	$72,942
Liabilities
Contingent consideration - business combinations	$—	$—	$23,228	$23,228
Contingent consideration - earnout	—	—	57	57
Private warrant liability	—	—	802	802
	$—	$—	$24,087	$24,087

	Fair Value Measurement as of December 31, 2021
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$17,318	$—	$—	$17,318
Debt securities:
U.S. Treasuries	5,417	—	—	5,417
Obligations of states and municipalities	—	8,850	—	8,850
Corporate bonds	—	31,425	—	31,425
Residential and commercial mortgage-backed securities	—	14,282	—	14,282
Other loan-backed and structured securities	—	7,601	—	7,601
	$22,735	$62,158	$—	$84,893

Liabilities
Contingent consideration - business combinations	$—	$—	$9,617	$9,617
Contingent consideration - earnout	—	—	13,866	13,866
Private warrant liability	—	—	15,193	15,193
	$—	$—	$38,676	$38,676

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

Contingent Consideration – Business Combinations

The Company estimated the fair value of the business combination contingent consideration triggered by EBITDA or revenue milestones, related to certain 2021 acquisitions using the Monte Carlo simulation method. The fair value of $0.1 million and $0.3 million as of September 30, 2022, and December 31, 2021, respectively, is based on the simulated revenue and net income (loss) of the Company over the maturity date of the contingent consideration.

The Company estimated the fair value of the business combination contingent consideration triggered by stock price milestones, related to Floify acquisition in October 2021, using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of September 30, 2022, the key inputs used to determine the fair value of $14.2 million, were the stock price of $2.25, strike price of $36.00, discount rate of 12.7% and volatility of 85%. As of December 31, 2021, the key inputs used in the determination of the fair value of $9.3 million included the volume weighted average price of $16.37, strike price of $36.00, discount rate of 7% and volatility of 60%.

The Company estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cashflows method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of September 30, 2022, the key inputs used to determine the fair value of $9.5 million were management’s cash flow estimates and the discount rate of 15%.

Contingent Consideration - Earnout

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value of $0.1 million is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by certain employee forfeitures. As of September 30, 2022, the key inputs used to determine the fair value included exercise price of $22.00, volatility of 90%, forfeiture rate of 15% and stock price of $2.25. As of December 31, 2021, the key inputs used in the determination of the fair value included exercise price of $22.00, volatility of 65%, forfeiture rate of 15% and stock price of $15.59.

Private Warrants

The Company estimated the fair value of the private warrants of $0.8 million using the Black-Scholes-Merton option pricing model. As of September 30, 2022, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 80%, remaining contractual term of 3.23 years, and stock price of $2.25. As of December 31, 2021, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 60%, remaining contractual term of 3.98 years, and stock price of $15.59.

Level 3 Rollforward

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2022	$13,866	$9,617	$15,193
Additions	—	—	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	(11,179)	3,205	(10,189)
Fair value as of March 31, 2022	2,687	12,822	5,004
Additions	—	15,555	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	(2,587)	1,481	(4,078)
Fair value as of June 30, 2022	100	29,858	926
Additions(1)	—	(6,655)	—
Settlements	—	(540)	—
Change in fair value, loss (gain) included in net loss(1)	(43)	565	(124)
Fair value as of September 30, 2022	$57	$23,228	$802

(1) Additions during the three months ended September 30, 2022, consist of the adjustment to the preliminary estimated fair value of RWS contingent consideration.

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2021	$50,238	$3,549	$31,534
Additions	—	1,737	—
Settlements	(25,815)	(2,062)	—
Change in fair value, loss (gain) included in net loss(1)	18,770	(355)	15,910
Fair value as of March 31, 2021	$43,193	$2,869	$47,444
Additions	—	—	—
Settlements	—	—	(16,843)
Change in fair value, loss (gain) included in net loss(1)	4,031	(300)	4,302
Fair value as of June 30, 2021	$47,224	$2,569	$34,903
Additions	—	—	—
Settlements	—	—	(14,505)
Change in fair value, loss (gain) included in net loss(1)	(7,413)	195	(2,692)
Fair value as of September 30, 2021	$39,811	$2,764	$17,706

(1)	Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the unaudited condensed consolidated statements of operations.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Fair Value Disclosure

As of September 30, 2022, and December 31, 2021, the fair value of the convertible senior notes is $243.0 million and $400.4 million, respectively. The decrease of $157.4 million is primarily due to the decline in the stock price at September 30, 2022, as compared to December 31, 2021. The fair value of the line of credit and other notes approximates the unpaid principal balance. Debt is considered a Level 3 measurement. See Note 7.

5. Property, Equipment, and Software

Property, equipment, and software net, consists of the following:

	September 30,	December 31,
	2022	2021
Software and computer equipment	$8,397	$7,287
Furniture, office equipment, and other	2,305	2,006
Internally developed software	15,555	13,102
Leasehold improvements	1,162	2,191
	27,419	24,586
Less: Accumulated depreciation and amortization	(16,183)	(17,920)
Property, equipment, and software, net	$11,236	$6,666

Depreciation and amortization expense related to property, equipment, and software was $1.0 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $3.0 million and $3.7 million for the nine months ended September 30, 2022, and 2021, respectively.

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment, and consist of the following, as of September 30, 2022:

	Weighted		Accumulated
	Average	Intangible	Amortization	Intangible
	Useful Life	Assets,	And	Assets,
	(in years)	gross	Impairment	Net
Customer relationships	8.0	$67,789	$(13,073)	$54,716
Acquired technology	5.0	37,932	(14,657)	23,275
Trademarks and tradenames	12.0	25,171	(4,652)	20,519
Non-compete agreements	3.0	619	(388)	231
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,824	(1,797)	8,027
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$146,695	$(34,967)	$111,728

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

The aggregate amortization expense related to intangibles was $7.6 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, and $18.5 million and $7.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include a significant decrease in the market price for a long-lived asset, significant negative industry or economic trends, an accumulation of costs significantly in excess of the amount originally expected for the acquisition, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or a sustained decrease in share price. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group excess its estimated fair value.

We estimate the fair value of an asset group using the income approach. Such fair value measurements are based predominately on Level 3 inputs. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of these factors used in assessing fair value are outside the control of management and these assumptions and estimates may change in future periods.

During the three months ended September 30, 2022, management identified various qualitative factors that collectively indicated that the Company had trigger events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. The Company used a discounted cash flows method to determine that the estimated fair value of certain asset groups was less than their carrying values, which resulted in impairment charges of $17.7 million, primarily related to acquired technology, trademarks and tradenames, and customer relationships for certain businesses within its Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations and comprehensive loss. There were no impairments during the three and nine months ended September 30, 2021.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the three and nine months ended September 30, 2022:

Goodwill
Balance as of December 31, 2021	$225,654
Purchase price adjustments	922
Balance as of March 31, 2022	226,576
Acquisitions	47,445
Purchase price adjustments	(190)
Balance as of June 30, 2022	273,831
Impairment loss	(39,430)
Purchase price adjustments	(6,310)
Balance as of September 30, 2022	$228,091

Impairment of Goodwill

We test goodwill for impairment annually or whenever events or changes in circumstances indicate that an impairment may exist. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors that indicate the fair value of a reporting unit may be less than its carrying amount include industry and market considerations such as a deterioration in the economic environment or a decline in market-dependent multiples or metrics, overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings, increased cost factors that have a negative effect on earnings and cash flows, or a sustained decrease in share price. The process for evaluating potential impairment of goodwill is highly subjective and requires significant judgment. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is estimated by using a combination of market approaches based on peer performance and discounted cash flow methodologies. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 17% to 20%.

During the three months ended September 30, 2022, management identified various qualitative factors that collectively, indicated that the Company had triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. The Company performed a valuation of both the Vertical Software and Insurance reporting units using a combination of market approaches based on peer performance and discounted cash flow or dividend discount model methodologies. Given the results of the quantitative assessment, the Company determined that the Insurance reporting unit’s goodwill was impaired.

During the three months ended September 30, 2022, the Company recorded impairment charges of $39.4 million, related to its Insurance segment.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

7. Debt

At September 30, 2022, debt comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$425,000	$—	$(9,067)	$415,933
Line of credit, due 2022	5,000	—	—	5,000
Term loan facility, due 2029	10,000	—	—	10,000
Other notes	450	(96)	—	354
	$440,450	$(96)	$(9,067)	$431,287

Convertible Senior Notes

Interest expense recognized related to the 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) was approximately $1.4 and $4.1 million for the three and nine months ended September 30, 2022, respectively, and comprised of contractual interest expense and amortization of debt issuance costs. Interest expense related to the 2026 Notes was $0.2 million in the three and nine months ended September 30, 2021.

Line of Credit

In connection with the acquisition of HOA on April 5, 2021, the Company assumed a $5.0 million revolving line of credit (“RLOC”) with Legacy Texas Bank. Outstanding balances under the RLOC bear interest at the Wall Street Journal Prime + 0% and mature on November 16, 2022. The Company intends to extend the terms of RLOC. In addition, the Company pays 0.25% per annum of the daily-unused portion of the RLOC. Outstanding borrowings on the RLOC at September 30, 2022, were $5.0 million.

Collateral for the RLOC includes all assets and stock of Homeowners of America Holding Corporation (“HAHC”), HOA’s insurance holding company, and its subsidiaries. The credit agreement is subject to standard financial covenants and reporting requirements. At September 30, 2022, the Company was in compliance with all required covenants.

Term Loan Facility

In connection with the acquisition of HOA on April 5, 2021, the Company assumed a nine-year, $10.0 million term loan facility with a local bank. As of September 30, 2022, the Company has borrowed $10.0 million on the term loan facility. Outstanding balances under the term loan facility bear interest at the Wall Street Journal Prime + 0% and mature on December 17, 2029. Principal payments are required beginning on January 15, 2023 in equal quarterly installments of $375 thousand through the maturity date.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

8. Equity and Warrants

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes the Company’s fully diluted capital structure:

	September 30,	December 31,
	2022	2021
Issued and outstanding common shares	98,360,325	95,911,597
Earnout common shares	2,050,000	2,050,000
Total common shares issued and outstanding	100,410,325	97,961,597
Common shares reserved for future issuance:
Private warrants	1,795,700	1,795,700
Common stock options outstanding (Note 9)	4,149,394	4,822,992
Restricted stock units and awards (Note 9)	7,018,896	2,717,154
2020 Equity Plan pool reserved for future issuance	10,946,053	8,126,263
Convertible senior notes, due 2026(1)	16,998,130	16,998,130
Total shares of common stock outstanding and reserved for future issuance	141,318,498	132,421,836
(1)	In connection with the September 16, 2021, issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table.

The table above excludes common stock contingently issuable in connection with prior acquisitions. Such common stock is issuable to the extent specified operational milestones are achieved, or market conditions are met in the future.

Warrants

There was no activity related to public and private warrants during the nine months ended September 30, 2022.

	Number of
	Common
	Shares Issued	Cash Received
Balances as of January 1, 2022	1,795,700	$—
Exercised	—	—
Canceled	—	—
Balances as of September 30, 2022	1,795,700	$—

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Stock-based compensation consists of expense related to equity awards in the normal course, earnout restricted stock and a secondary market transaction as described below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Secondary market transaction	$—	$—	$—	$1,933
Employee earnout restricted stock	—	4,243	—	20,792
Employee awards	5,089	1,641	20,645	6,636
Total operating expenses	$5,089	$5,884	$20,645	$29,361

Detail related to stock option, RSU and RSA activity for the three and nine months ended September 30, 2022, is as follows:

		Number of	Number of
	Number of	Restricted	Restricted
	Options	Stock Units	Stock Awards
Balances as of December 31, 2021	4,822,992	2,712,762	4,392
Granted - RSUs	—	1,001,986	—
Granted - PRSUs	—	883,739	—
Vested	—	(241,463)	(4,392)
Exercised	(185,685)	—	—
Forfeited, canceled or expired	(67,564)	(131,038)	—
Balances as of March 31, 2022	4,569,743	4,225,986	—
Granted - RSUs	9,396	2,903,594	—
Granted - PRSUs	—	904,795	—
Vested	—	(563,406)	—
Exercised	(88,772)	—	—
Forfeited, canceled or expired	(60,941)	(313,577)	—
Balances as of June 30, 2022	4,429,426	7,157,392	—
Granted - RSUs	—	1,196,526	—
Vested	—	(1,062,323)	—
Exercised	(197,758)	—	—
Forfeited, canceled or expired	(82,274)	(272,699)	—
Balances as of September 30, 2022	4,149,394	7,018,896	—

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

10. Reinsurance

The effects of reinsurance on premiums written and earned for the three and nine months ended September 30, 2022, and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021
	Written	Earned	Written	Earned
Direct premiums	$137,047	$105,245	$96,201	$72,360
Ceded premiums	(119,131)	(93,982)	(87,949)	(67,666)
Net premiums	$17,916	$11,263	$8,252	$4,694

	Nine Months Ended September 30,
	2022		2021
	Written	Earned	Written	Earned
Direct premiums	$349,084	$282,645	$177,333	$134,712
Ceded premiums	(297,693)	(248,804)	(158,793)	(126,743)
Net premiums	$51,391	$33,841	$18,540	$7,969

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and nine months ended September 30, 2022, and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct losses and LAE	$77,471	$29,948	$220,309	$155,243
Ceded losses and LAE	(60,900)	(26,408)	(180,006)	(140,978)
Net losses and LAE	$16,571	$3,540	$40,303	$14,265

The detail of reinsurance balances due is as follows:

	September 30, 2022	December 31, 2021
Ceded unearned premium	$202,598	$153,710
Losses and LAE reserve	81,971	56,752
Reinsurance recoverable	18,917	17,780
Other	501	174
Reinsurance balance due	$303,987	$228,416

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

11. Unpaid Losses and Loss Adjustment Reserve

The following table provides the rollforward of the beginning and ending reserve balances for unpaid losses and LAE, gross of reinsurance for the three and nine months ended September 30, 2022:

2022
Reserve for unpaid losses and LAE, at December 31, 2021	$61,949
Reinsurance recoverables on losses and LAE	(56,752)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2021	5,197
Add provisions (reductions) for losses and LAE occurring in:
Current year	9,868
Prior years	(620)
Net incurred losses and LAE during the current year	9,248
Deduct payments for losses and LAE occurring in:
Current year	(4,431)
Prior years	(1,602)
Net claim and LAE payments during the current year	(6,033)
Reserve for unpaid losses and LAE, net of reinsurance recoverables, at end of period	8,412
Reinsurance recoverables on losses and LAE	71,196
Reserve for unpaid losses and LAE at March 31, 2022	79,608
Add provisions (reductions) for losses and LAE occurring in:
Current year	13,506
Prior years	979
Net incurred losses and LAE during the current year	14,485
Deduct payments for losses and LAE occurring in:
Current year	(9,118)
Prior years	(615)
Net claim and LAE payments during the current year	(9,733)
Reserve for unpaid losses and LAE, net of reinsurance recoverables, at end of period	13,164
Reinsurance recoverables on losses and LAE	75,730
Reserve for unpaid losses and LAE at June 30, 2022	88,894
Add provisions (reductions) for losses and LAE occurring in:
Current year	13,963
Prior years	2,608
Net incurred losses and LAE during the current year	16,571
Deduct payments for losses and LAE occurring in:
Current year	(8,322)
Prior years	(3,085)
Net claim and LAE payments during the current year	(11,407)
Reserve for unpaid losses and LAE, net of reinsurance recoverables, at end of period	18,327
Reinsurance recoverables on losses and LAE	81,971
Reserve for unpaid losses and LAE at September 30, 2022	$100,298

Lower than expected recoveries on reinsurance relating to claims occurring in prior years resulted in an increase in incurred losses of $2.6 million and $3.0 million for the three and nine months ended September 30, 2022.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

12. Commitments and Contingencies

Acquisition Commitments

On September 2, 2021, Porch.com, Inc. (“Buyer”), a subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Covéa Coopérations S.A., a French société anonyme (“Seller”), to acquire all of the shares of GMF Financial Services Corporation (“GMFF”), which owns all of the issued and outstanding stock of Civil Service Employees Insurance Company, CSE Safeguard Insurance Company, CSE Insurance Services, Inc. and CSE Group Services Company, a California-based personal lines insurer focused on property and auto, (collectively, “CSE”), for a purchase price of $48.6 million in cash, subject to customary conditions, including, among others, the absence of a material adverse effect on GMFF and the receipt of specified governmental consents and approvals (the “Transaction”). The Purchase Agreement was terminated on August 8, 2022.

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

Cases under Telephone Consumer Protection Act

Porch and/or an acquired entity, GoSmith.com, are party to twelve legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991. Some of these actions allege related state law claims. The proceedings were commenced as mass tort action by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and is on appeal before the Ninth Circuit Court of Appeals. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. On October 26, 2022, Defendants petitioned for rehearing/en banc review. The matter is still on appeal. The remainder have been consolidated in the United States District Court for the Western District of Washington, where Porch resides. That case is stayed pending the outcome of the appeal. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs.

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

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants sought to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also sought punitive damages, attorney’s fees and costs. Certain claimants settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims occurred in March

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

2022. In July 2022, the Arbitrator issued his Final Award finding no merit to any of the claims asserted by claimant Kandela, LLC and determined Porch to be the prevailing party on all counts. The Arbitrator also awarded Porch and its insurers legal fees and costs in the amount of $1.4 million as the prevailing party and, if recovered in full, a significant portion of which would be expected to be allocable to its corporate insurance providers. On October 12, 2022, the Los Angeles Superior Court confirmed the Arbitration Award and entered Judgment in Porch’s favor.

Putative Wage and Hours Class Action Proceeding

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021, defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Porch (prior to the December 23, 2020 merger) and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs seek damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs for which, Porch has recorded an estimated accrual for a contingent loss based on information currently known. The parties recently attended mediation in an effort to resolve the matter. The mediation was successful, and a deal was reached. The parties have executed the long form settlement agreement and obtained final approval of the settlement from the court on August 11, 2022. Porch paid the individual settlement in September 2022, and Plaintiff’s individual claims were dismissed and released. Porch also funded the class action settlement in September 2022 and the settlement payments to the class were distributed in October 2022. The settlement is now final, and the class action release runs through April 25, 2022. The settlement checks expire in 180 days, at which point the case will be closed.

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

13. Business Combinations

During the nine months ended September 30, 2022, the Company completed a number of business combination transactions. The aggregate transaction costs of $1.1 million primarily comprised of legal and due-diligence fees, and are included in general and administrative expenses on the condensed consolidated statements of operations. The results of operations for each acquisition are included in the Company’s consolidated financial statements from the date of acquisition onwards.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table summarizes the total consideration and the preliminary estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during the nine months ended September 30, 2022:

	Weighted Average Useful Life (in years)	RWS	Other	Total
Purchase consideration:
Cash		$25,572	$13,763	$39,335
Issuance of common stock		3,552	—	3,552
Holdback liabilities and amounts in escrow		1,000	1,500	2,500
Contingent consideration - liability-classified		8,900	—	8,900
Total purchase consideration:		$39,024	$15,263	$54,287
Assets:
Cash, cash equivalents and restricted cash		$2,030	$256	$2,286
Current assets		525	7	532
Property and equipment		497	—	497
Operating lease right-of-use assets		871	—	871
Intangible assets:
Customer relationships	7.0	11,920	2,750	14,670
Acquired technology	4.5	500	1,480	1,980
Trademarks and tradenames	9.3	500	200	700
Non-competition agreements	6.6	180	20	200
Renewal rights	5.0	90	—	90
Goodwill		30,071	10,719	40,790
Total assets acquired		47,184	15,432	62,616
Current liabilities		(4,884)	(169)	(5,053)
Operating lease liabilities, non-current		(871)	—	(871)
Long term liabilities		(2,405)	—	(2,405)
Net assets acquired		$39,024	$15,263	$54,287

April 1, 2022 Acquisition of Residential Warranty Services (“RWS”)

On April 1, 2022, the Company entered into a stock and membership interest purchase agreement with Residential Warranty Services (“RWS”) to acquire its home warranty and inspection software and services businesses. On this date, the Company completed the acquisition of substantially all of RWS’ operations except for those in Florida and California. The aggregate consideration, subject to certain closing adjustments, for the completed acquisitions was $39.0 million, including $20.6 million in cash of which $5.0 million was paid in March 2022, $6.0 million in future cash payable of which $1.0 million will be held in escrow for 24 months to satisfy potential indemnifications, $3.6 million of Porch common stock and additional contingent consideration tied to the performance of a recently launched business line, and $8.9 million in contingent consideration based on specific metrics. The Company recorded the fair value of the assets acquired and liabilities assumed on the acquisition date.

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

Other acquisitions

In the nine months ended September 30, 2022, the Company completed one or more acquisitions which were not material to the condensed consolidated financial statements. The purpose of any such acquisition, may include without limitation, to expand the scope and nature of the Company’s services offerings, add additional team members with important skillsets, and/or realize synergies. Goodwill of $10.7 million is expected to be deductible for tax purposes.

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table provides the Company’s revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment revenues:
Vertical Software	$44,463	$42,287	$121,964	$101,629
Insurance	30,903	20,482	86,732	39,223
Total segment revenue	$75,366	$62,769	$208,696	$140,852

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

The following tables provide financial information for the two reportable segments and reconciliations to consolidated financial information for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment adjusted EBITDA (loss):
Vertical Software	$4,956	$7,712	$13,978	$19,041
Insurance	(2,317)	5,473	(4,099)	3,067
Corporate and Other	(15,611)	(12,312)	(44,190)	(40,754)
Total segment adjusted EBITDA (loss)	(12,972)	873	(34,311)	(18,646)
Reconciling items:
Depreciation and amortization	(8,676)	(4,431)	(21,574)	(10,787)
Non-cash stock-based compensation expense	(5,089)	(6,579)	(20,645)	(30,627)
Acquisition and related expense	(175)	(1,958)	(1,284)	(4,648)
Impairment loss on intangible assets and goodwill	(57,057)	—	(57,057)	—
Non-cash losses and impairment of property, equipment and software	(31)	(76)	(101)	(216)
Revaluation of contingent consideration	(565)	(195)	(5,251)	380
Investment income and realized gains	(335)	(248)	(775)	(448)
Operating loss	$(84,900)	$(12,614)	$(140,998)	$(64,992)

The CODM does not review assets on a segment basis.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

All of the Company’s revenue is generated in the United States. As of September 30, 2022, and December 31, 2021, the Company did not have assets located outside of the United States.

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

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss used to compute net loss per share:
Basic	$(86,391)	$(5,099)	$(118,564)	$(86,497)
Adjustment for change in fair value of warrant liability	—	(2,692)	—	—
Diluted	$(86,391)	$(7,791)	$(118,564)	$(86,497)

Denominator:
Weighted average shares outstanding used to compute loss per share:
Basic	97,792,485	96,839,292	97,009,351	92,544,137
Dilutive effect of warrants	—	706,650	—	—
Diluted	97,792,485	97,545,942	97,009,351	92,544,137

Loss per share - basic	$(0.88)	$(0.05)	$(1.22)	$(0.93)
Loss per share - diluted	$(0.88)	$(0.08)	$(1.22)	$(0.93)

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	4,149,394	5,131,615	4,149,394	5,131,615
Restricted stock units and awards	5,193,177	984,135	5,193,177	984,135
Performance restricted stock units	1,825,719	—	1,825,719	—
Public and private warrants	1,795,700	—	1,795,700	—
Earnout shares	2,050,000	4,099,999	2,050,000	4,099,999
Convertible debt(1)	16,998,130	16,998,130	16,998,130	16,998,130

(1) In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table as of September 30, 2022.

16. Subsequent Events

On November 8, 2022, Porch Group announced that its Board of Directors approved a new repurchase program authorizing the deployment of up to $15 million to repurchase the Company’s outstanding common stock or convertible notes. Repurchases under the newly authorized program may be made from time to time between November 10, 2022 and June 30, 2023 on the open market at prevailing market prices, in privately negotiated transactions, in block trades, and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations (including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act).Certain executive officers and directors of Porch Group may also purchase shares of Company common stock in accordance with the Company’s insider trading policy and federal securities laws. The timing and the amount of common stock or convertible notes repurchased will depend on various factors, including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and may be modified, suspended, or discontinued at any time.

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in Part II, Item 1A of this Quarterly Report, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022 and in any of the Company’s subsequent SEC filings. The risks described in these filings are not exhaustive. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

Porch Group is a vertical software platform for the home, providing software and services to over 30,900 home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, roofers and others, helping these service providers grow their business and improve their customer experience. The Company provides software and services to home services companies and, through these relationships, gains unique and early access to homebuyers and homeowners, assists homebuyers and homeowners with critical services such as insurance and moving, and, in turn, the Company’s platform drives demand for other services from such companies as part of the value proposition. Porch has three types of customers: (1) home services companies, such as home inspectors, mortgage companies, and loan officers and title companies, for whom Porch provides software and services and who pay recurring SaaS fees and increasingly provide introductions to homebuyers and homeowners; (2) consumers, such as homebuyers and homeowners, whom Porch assists with the comparison and provision of various critical home services, such as insurance, moving, security, TV/Internet, and home repair and improvement; and (3) service providers, such as insurance carriers, moving companies, security companies, title companies, mortgage companies and TV/Internet providers, who pay for new customer sign-ups.

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

The Company’s Insurance segment offers various forms of homeowner insurance policies through its own insurance carrier and certain homeowner and auto insurance policies through its licensed insurance agency. The Insurance segment also includes home warranty service revenue.

For consumers, Porch largely relies on our unique and proprietary relationships with over 30,900 companies using the Company’s software to provide the company with end customer access and introductions. The Company then utilizes technology, lifecycle marketing and teams in lower cost locations to operate as a Moving Concierge to assist these consumers with services. The Company has invested in limited direct-to-consumer marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

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

The following table summarizes Average Companies in Quarter and Average Revenue per Account per Month in Quarter for each of the quarterly periods indicated:

	2022		2022		2022		2022
	Q1		Q2		Q3		Q4
Average Companies in Quarter	25,545	(2)	28,773	(2)	30,951		—
Average Revenue per Account per Month in Quarter	$816	(1)(2)	$820	(1)(2)	$812		$—

	2021		2021		2021		2021
	Q1		Q2		Q3		Q4
Average Companies in Quarter	13,995		17,082	(2)	20,419	(2)	24,601	(2)
Average Revenue per Account per Month in Quarter (adjusted)(1)	$637		$935	(1)(2)	$987	(1)(2)	$776	(1)

	2020		2020		2020		2020
	Q1		Q2		Q3		Q4
Average Companies in Quarter	10,903		10,523		10,792		11,157
Average Revenue per Account per Month in Quarter	$484		$556		$664		$556
(1)	During the quarter ended December 31, 2021, the Company corrected an immaterial error that impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. Average Revenue per Account per Month in Quarter metrics were recalculated for the affected quarters to show the impact of the adjustments.

The following tables shows the impact of this error on Average Revenue per Account per Month in Quarter:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Total Revenue (as previously reported)	$26,742	$51,340	$62,769	$51,582
Quarterly Impact of Revenue Adjustment Recorded in Q4	—	(3,400)	(2,300)	5,700
Total Revenue (as adjusted)	$26,742	$47,940	$60,469	$57,282
Average Revenue per Account per Month in Quarter (as adjusted)	$637	$935	$987	$776
Average Revenue per Account per Month in Quarter (as previously reported)	$637	$1,000	$1,022	$699

(2)	During the quarter ended September 30, 2022, the Company corrected an immaterial error that impacted the number of Average Companies in Quarter. Average Companies in Quarter and Average Revenue per Account per Month in Quarter metrics for the reporting periods starting June 30, 2021 and ending June 30, 2022 were recalculated for the affected quarters to show the impact of the adjustments.

	2022	2022	2022	2022
	Q1	Q2	Q3	Q4
Average Companies in Quarter (as previously reported)	25,512	28,730	—	—
Adjustment	33	43	—	—
Average Companies in Quarter (as adjusted)	25,545	28,773	—	—

Average Revenue per Account per Month in Quarter (as previously reported)	$817	$821	$—	$—
Adjustment	$(1)	$(1)	$—	$—
Average Revenue per Account per Month in Quarter (as adjusted)	$816	$820	$—	$—

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Average Companies in Quarter (as previously reported)	13,995	17,120	20,472	24,603
Adjustment	—	(38)	(53)	(2)
Average Companies in Quarter (as adjusted)	13,995	17,082	20,419	24,601

Average Revenue per Account per Month in Quarter (as previously reported)	$637	$933	$985	$776
Adjustment	$—	$2	$2	$—
Average Revenue per Account per Month in Quarter (as adjusted)	$637	$935	$987	$776

In 2022, the Company completed the acquisition of RWS. In 2021, the Company completed acquisitions of V12 Data in Q1, Homeowners of America (“HOA”) and Rynoh in Q2, American Home Protect (“AHP”) in Q3 and Floify in Q4, that impacted the average number of companies in the quarter.

●	Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (i) compare and buy home insurance policies (along with auto, flood and umbrella policies) and warranties with competitive rates and coverage; (ii) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (iii) discover and install home automation and security systems; (iv) compare Internet and television options for their new home; (v) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (vi) compare bids from home improvement professionals who can complete bigger jobs. The Company tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure market penetration with homebuyers and homeowners and the Company’s ability to deliver high-revenue services within those groups. Monetized Services in Quarter is defined as the total number of unique services from which the Company generated revenue, including, but not limited to, new and renewing insurance and warranty customers, completed moving jobs, security installations, TV/Internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service in Quarter — Management believes that shifting the mix of services delivered to homebuyers and homeowners toward higher revenue services is a key component of Porch’s growth strategy. Average Revenue per Monetized Services in Quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2022		2022		2022		2022
	Q1		Q2		Q3		Q4
Monetized Services in Quarter	263,163		333,596		318,452		—
Average Revenue per Monetized Service in Quarter	$170	(1)	$157	(1)	$181		$—

	2021		2021		2021		2021
	Q1		Q2		Q3		Q4
Monetized Services in Quarter	190,733	(2)	316,674	(2)	338,157	(2)	267,683	(2)
Average Revenue per Monetized Service in Quarter (adjusted)(1)	$88	(1)(2)	$113	(1)(2)	$133	(1)(2)	$150	(1)(2)

	2020		2020		2020		2020
	Q1		Q2		Q3		Q4
Monetized Services in Quarter	152,165		181,520		198,165		169,949
Average Revenue per Monetized Service in Quarter	$93		$86		$97		$98
(1)	During the quarter ended December 31, 2021, the Company corrected an immaterial error that impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. Average Revenue per Monetized Service in Quarter metrics were recalculated for the affected quarters to show the impact of the adjustments.

The following tables shows the impact of this error on Average Revenue per Monetized Service in Quarter:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Service Revenue (as previously reported)	$45,098	$39,102	$47,398	$34,351
Quarterly Impact of Revenue Adjustment Recorded in Q4	—	(3,400)	(2,300)	5,700
Service Revenue (as adjusted)	$45,098	$35,702	$45,098	$40,051
Average Revenue per Monetized Service in Quarter (adjusted)	$92	$113	$133	$150
Average Revenue per Monetized Service in Quarter (as previously reported)	$92	$129	$144	$132

(2)	During the quarter ended September 30, 2022, the Company corrected an immaterial error that impacted the number of Monetized Services in Quarter. Monetized Services in Quarter and Average Revenue per Monetized Service in Quarter metrics for the reporting periods starting March 30, 2021 and ending June 30, 2022 were recalculated for the affected quarters to show the impact of the adjustments.

	2022	2022	2022	2022
	Q1	Q2	Q3	Q4
Monetized Services in Quarter (as previously reported)	254,249	331,889	—	—
Adjustment	8,914	1,707	—	—
Monetized Services in Quarter (as adjusted)	263,163	333,596	—	—

Average Revenue per Monetized Service in Quarter (as previously reported)	$176	$158	$—	$—
Adjustment	$(6)	$(1)	$—	$—
Average Revenue per Monetized Service in Quarter (as adjusted)	$170	$157	$—	$—

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Monetized Services in Quarter (as previously reported)	182,779	302,462	329,359	260,352
Adjustment	7,954	14,212	8,798	7,331
Monetized Services in Quarter (as adjusted)	190,733	316,674	338,157	267,683

Average Revenue per Monetized Service in Quarter (as previously reported)	$92	$118	$137	$154
Adjustment	$(4)	$(5)	$(4)	$(4)
Average Revenue per Monetized Service in Quarter (as adjusted)	$88	$113	$133	$150

In 2022, the Company completed the acquisition of RWS. In 2021, the Company completed acquisitions of V12 Data in Q1, HOA and Rynoh in Q2, AHP in Q3 and Floify in Q4, which impacted the number of monetized services in the quarter.

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

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, by providing software and services to over 30,900 home services companies, such as home inspectors, moving companies, utility companies, warranty companies, etc. The Company’s Insurance segment continues to grow scale, through both policy count, and geographic expansion. The following are key factors affecting the Company’s operating results in the three and nine months ended September 30, 2022:

●	The U.S housing market continues to see impacts from higher interest rates, existing home inventory tightening, and affordability challenges, impacting the Vertical Software segment. For the quarter ended September 30, 2022, existing home sales have declined over 22% on year over year.
●	The Company’s Insurance division paid out a higher volume of claims from volatile weather events, including Hurricane Ian, during the quarter. Claims costs for these events were driven higher due in part to inflation-related pressures.

●	During the third quarter of 2022, management identified various qualitative factors and macroeconomic trends that collectively indicated that the Company had trigger events resulting in a $39.4 million goodwill impairment at the Company’s Insurance segment, and a $17.7 million impairment of intangible assets for certain intangible assets within the Vertical Software segment.
●	In April 2022, the Company completed the acquisition of Residential Warranty Services (“RWS”) with an aggregate purchase price of $39.0 million.
●	In 2021, the Company completed several acquisitions with an aggregate purchase price of $346.3 million to acquire companies to expand the scope and nature of the Company's services offerings, add additional team members with important skillsets, and realize synergies. These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). For a complete discussion of 2021 acquisitions, refer to Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed on March 16, 2022 (the “Annual Report on Form 10-K”).
●	Continued investment in growing and expanding the Company’s position in the home inspection industry including through core enterprise resource planning and customer relationship management software offered by Inspection Support Network LLC.
●	Continued investment in growing and expanding the Company’s position in providing moving services to consumers as a result of the 2018 acquisition of HireAHelper™, a provider of software and demand for moving companies.
●	Intentionally building operating leverage in the business by focusing on growing operating expenses at a slower rate than the growth in revenue. Specifically, by increasing economies of scale related to fixed selling costs, Moving Concierge call center operations and product and technology costs.
●	Ongoing expansion in other software verticals related to the home and related services such as title, warranty and mortgage software.
●	Investments in consumer experience to drive higher conversion rates, including investments in apps.
●	Investments in establishing and maintaining controls required by the Sarbanes-Oxley Act of 2002 (“SOX”) and other internal controls across IT and accounting organizations.
●	Investments in data platforms and leveraging that data in pricing optimization within insurance.
●	Growth across the insurance business, including geographic expansion.

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

The Insurance segment offers various property-related insurance policies through its own risk-bearing carrier and independent agency as well as a risk-bearing home warranty company. Third-party insurance companies pay our agency upfront and renewal commissions for selling their policies, reinsurers pay the Company ceding commissions when premiums are ceded from owned insurance products, and revenues are earned in the form of policy premiums collected from insureds from owned insurance products. The Insurance segment also includes home warranty revenue which mainly consists of premiums paid by warranty customers for the Company’s home warranty products.

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

Total Costs and Expenses

Operating expenses

Operating expenses are categorized into five categories:

●	Cost of revenue;
●	Selling and marketing;
●	Product and technology;

●	General and administrative; and
●	Impairment loss on intangible assets and goodwill.

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

Impairment loss on intangible assets and goodwill results from circumstances when the fair value of a reporting unit or asset group is less than its carrying amount. Goodwill and indefinite-lived intangible assets are subject to annual impairment assessments. All intangible assets and goodwill are also subject to impairment assessments whenever facts and circumstances indicate that these assets may be impaired. See Impairment of Long-Lived Assets and Impairment of Goodwill sections of Critical Accounting Policies and Estimates for the description of methods used to determine these impairment losses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis these estimates, which include, but are not limited to, impairment losses on intangible assets and goodwill, estimated variable consideration for services performed, estimated lifetime value of the insurance agency commissions, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, all of which are evaluated by management. Actual results could differ materially from those estimates, judgments, and assumptions.

At least quarterly, the Company evaluates estimates and assumptions and makes changes accordingly. For information on the Company’s significant accounting policies, see Note 1 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three months ended September 30, 2022, we identified additional critical accounting estimates related to the impairment of long-lived assets and impairment of goodwill. During the fiscal year, we identified various qualitative factors with respect to long-lived assets and goodwill in the Company’s reporting units that collectively indicated that the Company had triggering events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry.

Impairment of Long-Lived Assets

We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include a significant decrease in the market price for a long-lived asset, significant negative industry or economic trends, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-live asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or a sustained decrease in share price. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group excess its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts for those assets are depreciated over their remaining useful life.

We evaluate long-lived assets at the lowest level at which independent cash flows can be identified, which is dependent on the strategy and expected future use of our long-lived assets. We evaluate corporate assets or other long-lived assets that are not asset group-specific at the consolidated level.

We estimate the fair value of an asset group using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of these factors used in assessing fair value are outside the control of management and these assumptions and estimates may change in future periods.

During the three months ended September 30, 2022, the Company recorded impairment charges of $17.7 million, related to its Vertical Software segment.

Impairment of Goodwill

We test goodwill for impairment annually or whenever events or changes in circumstances indicate that an impairment may exist. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors that indicate the fair value of a reporting unit may be less than its carrying amount include industry and market considerations such as a deterioration in the economic environment or a decline in market-dependent multiples or metrics, overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings, increased cost factors that have a negative effect on earnings and cash flows, or a sustained decrease in share price. The process for evaluating potential impairment of goodwill is highly subjective and requires significant judgment. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is estimated by using a combination of market approaches based on peer performance and discounted cash flow methodologies. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 17% to 20%.

During the three months ended September 30, 2022, management identified various qualitative factors that collectively, indicated that the Company had triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. The Company performed a valuation of both the Vertical Software and Insurance reporting units using a combination of market approaches based on peer performance and discounted cash flow or dividend discount model methodologies. Given the results of the quantitative assessment, the Company determined that the Insurance reporting unit’s goodwill was impaired.

During the three months ended September 30, 2022, the Company recorded impairment charges of $39.4 million, related to its Insurance segment.

There were no other changes to the critical accounting policies discussed in the Company’s Annual Report on Form 10-K. For a complete discussion of the Company’s Annual Report.

Results of Operations

The following table sets forth the Company’s historical operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$75,366	$62,769	12,597	20%	$208,696	$140,852	$67,844	48%
Operating expenses:
Cost of revenue	33,269	19,158	14,111	74%	83,016	44,587	38,429	86%
Selling and marketing	30,245	22,874	7,371	32%	84,815	60,636	24,179	40%
Product and technology	14,438	11,317	3,121	28%	44,446	34,158	10,288	30%
General and administrative	25,257	22,034	3,223	15%	80,360	66,463	13,897	21%
Impairment loss on intangible assets and goodwill	57,057	—	57,057	NM	57,057	—	57,057	NM
Total operating expenses	160,266	75,383	84,883	113%	349,694	205,844	143,850	70%
Operating loss	(84,900)	(12,614)	(72,286)	573%	(140,998)	(64,992)	(76,006)	117%
Other income (expense):
Interest expense	(2,085)	(1,857)	(228)	12%	(6,236)	(4,296)	(1,940)	45%
Change in fair value of earnout liability	43	7,413	(7,370)	NM	13,809	(15,388)	29,197	NM
Change in fair value of private warrant liability	124	2,692	(2,568)	NM	14,391	(17,521)	31,912	NM
Gain (loss) on extinguishment of debt	—	(3,133)	3,133	NM	—	5,110	(5,110)	NM
Investment income and realized gains, net of investment expenses	335	248	87	35%	775	448	327	73%
Other income, net	69	316	(247)	(78)%	(37)	225	(262)	(116)%
Total other income (expense)	(1,514)	5,679	(7,193)	NM	22,702	(31,422)	54,124	NM
Loss before income taxes	(86,414)	(6,935)	(79,479)	1,146%	(118,296)	(96,414)	(21,882)	23%
Income tax benefit (expense)	23	1,836	(1,813)	NM	(268)	9,917	(10,185)	NM
Net loss	$(86,391)	$(5,099)	(81,292)	1,594%	$(118,564)	$(86,497)	$(32,067)	37%

NM = Not Meaningful

Revenue

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

Total revenue increased by $12.6 million, or 20%, from $62.8 million in the three months ended September 30, 2021 to $75.4 million in the same period in 2022. The increase in revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, organic growth, and accelerated growth of these acquisitions. In April 2022, the Company acquired RWS for an aggregate purchase price of $39.0 million. During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K.  These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). Floify and RWS were not owned by the Company during the three months ended September 30, 2021, and, therefore no revenue was recognized from these businesses during that period.

During the quarter ended December 31, 2021, the Company corrected an immaterial error related to revenue from claims fees and contra claims expense, which was recorded in the fourth quarter of 2021. This error impacted revenue and cost of revenue for the three months ended June 30, 2021, and September 30, 2021. The correction did not impact operating loss or net loss in these periods.

The following table summarizes the impact of the correction by quarter (in thousands):

	Quarter ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Total
Revenue increase (decrease)	$—	$(3,400)	$(2,300)	$5,700	$—
Cost of revenue increase (decrease)	—	3,400	2,300	(5,700)	—
Net loss impact	$—	$—	$—	$—	$—

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021:

Total revenue increased by $67.8 million, or 48% from $140.9 million in the nine months ended September 30, 2021, to $208.7 million in the same period in 2022. During 2022 and 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K.  These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021), Floify (acquired in October 2021) and RWS (acquired in April 2022). Thus, the increase in revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, accelerated growth after acquisition and organic growth.

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

Cost of Revenue

Three months ended September 30, 2022, compared to three months ended September 30, 2021:

Cost of revenue increased by $14.1 million, or 74%, from $19.2 million in the three months ended September 30, 2021 to $33.3 million in the same period in 2022. The increase in the cost of revenue was primarily attributable to the 2022 and 2021 acquisitions of RWS (acquired in April 2022), V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021), and Floify (acquired in October 2021). Floify and RWS was not owned by the Company during the three months ended September 30, 2021 and, therefore, no cost of revenue was recognized from this business during that period. Thus, the increase in cost of revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions. Higher loss and loss adjustment expense at the Company’s insurance segment, due primarily to a higher number of claims paid due to weather events, including Hurricane Ian, during the quarter. Claims costs for these events were driven higher due in part to inflation-related pressures. As a percentage of revenue, cost of revenue represented 44% of revenue in the three months ended September 30, 2022 compared with 31% in the same period in 2021. Cost of revenue as a percentage of revenue is higher due to the mix shift in business with insurance as the claims and loss and loss adjustment expense is recorded in cost of revenue.

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021:

Cost of revenue increased by $38.4 million, or 86% from $44.6 million in the nine months ended September 30, 2021, to $83 million in the same period in 2022. The increase in the cost of revenue was primarily attributable to the 2022 and 2021 acquisitions of RWS (acquired in April 2022),V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021), Floify (acquired in October 2021). Thus, the increase in cost of revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions. Higher loss and loss adjustment expense at the Company’s insurance segment, due primarily to a higher number of claims paid due to volatile non-catastrophe summer weather events, including Hurricane Ian, during the quarter. Claims costs for these events were driven higher due in part to inflation-related pressures. As a percentage of revenue, cost of revenue represented 40% of revenue in the nine months ended September 30, 2022, compared with 32% in the same period in 2021. Cost of revenue as a percentage of revenue is higher due to the mix shift in business with insurance as the claims and loss and loss adjustment expense is recorded in cost of revenue.

Selling and marketing

Three months ended September 30, 2022, compared to three months ended September 30, 2021:

Selling and marketing expenses increased by $7.4 million, or 32%, from $22.9 million in the three months ended September 30, 2021 to $30.2 million in the same period in 2022. The increase is due to $7.7 million related to the selling and marketing costs of the acquired businesses comprised of RWS, Floify, AHP. As a percentage of revenue, selling and marketing expenses represented 40% of revenue in the three months ended September 30, 2022 compared with 36% in the same period in 2021.

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021:

Selling and marketing expenses increased by $24.2 million, or 40% from $60.6 million in the nine months ended September 30, 2021, to $84.8 million in the same period in 2022. The increase is due to $21.6 million related to the selling and marketing costs of the acquired businesses comprised of RWS, Floify and AHP, Rynoh, HOA. Growth in the insurance and software and subscription businesses further contributed to the increase. This was partially offset by a decrease of $1.3 million in stock-based compensation expenses. As a percentage of revenue, selling and marketing expenses represented 41% of revenue in the nine months ended September 30, 2022, compared with 43% in the same period in 2021. The improvement in selling and marketing expenses as a percentage of revenue is due to the growing economies of scale across the Company’s Vertical Software and Insurance segments.

Product and technology

Three months ended September 30, 2022, compared to three months ended September 30, 2021:

Product and technology expenses increased by $3.1 million, or 28%, from $11.3 million in the three months ended September 30, 2021 to $14.4 million in the same period in 2022. The increase is mainly due to $4.9 million increase in product and technology costs of the acquired businesses, most notably Floify. This was partially offset by $0.5 million lower stock-based compensation expense. As a percentage of revenue, product and technology expenses represented 19% of revenue in the three months ended September 30, 2022 compared with 18% in the same period in 2021.

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021:

Product and technology expenses increased by $10.3 million, or 30% from $34.2 million in the nine months ended September 30, 2021, to $44.4 million in the same period in 2022. The increase is mainly due to $13.6 million increase in product and technology costs of the acquired businesses, most notably HOA, Floify, Rynoh, RWS and AHP. This was partially offset by $1.6 million lower stock-based compensation expense. As a percentage of revenue, product and technology expenses represented 21% of revenue in the nine months ended September 30, 2022, compared with 24% in the same period in 2021. The improvement in product and technology expenses as a percentage of revenue is due to the growing economies of scale in the overall business.

General and administrative

Three months ended September 30, 2022,compared to three months ended September 30, 2021:

General and administrative expenses increased by $3.2 million, or 15%, from $22 million in the three months ended September 30, 2021 to $25.3 million in the same period in 2022, primarily due to higher general and administrative expenses of Floify and RWS, and additional investment in corporate resources and systems, as well as SOX implementation.

Also, stock-based compensation expense for the three months ended September 30, 2022 was $0.6 million lower than in the same period in 2021.

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021:

General and administrative expenses increased by $13.9 million, or 21% from $66.5 million in the nine months ended September 30, 2021, to $80.4 million in the same period in 2022. In the nine months ended September 30, 2022, general and administrative expenses included $9.5 million related to the HOA, RWS, AHP, Floify and Rynoh. The increase is also due to costs related to increased hiring of corporate administrative resources, audit and accounting fees, as well as consulting fees related to the ongoing SOX requirements. In addition, during the nine months ended September 30, 2022, there was a loss on revaluation of contingent consideration of $5.3 million as compared to a gain of $0.4 million during the same period in 2021. This was offset by stock-based compensation expense for the nine months ended September 30, 2022, which was $5.8 million lower than in the same period in 2021.

Impairment loss on intangible assets and goodwill

Three months ended September 30, 2022, compared to three months ended September 30, 2021:

In the three months ended September 30, 2022, the Company recorded impairment losses on intangible assets and goodwill totaling $57.1 million, which included a $39.4 million goodwill impairment at its Insurance segment, and a $17.7 million intangible impairment at its Vertical Software segment. These impairment charges reflect recent continued inflationary pressures, the Company’s common stock valuation, and broad disruptions in the equity markets, specifically for technology and property and casualty insurance companies. There were no impairment losses on intangible assets and goodwill in the same period in 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

In the nine months ended September 30, 2022, the Company recorded impairment losses on intangible assets and goodwill totaling $57.1 million, which included a $39.4 million goodwill impairment at its Insurance segment, and a $17.7 million intangible impairment at its Vertical Software segment. These impairment charges reflect recent continued inflationary pressures, the Company’s common stock valuation, and broad disruptions in the equity markets, specifically for technology and property and casualty insurance companies. There were no impairment losses on intangible assets and goodwill in the same period in 2021.

Interest expense, net

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

Interest expense increased by $0.3 million, or 12%, from $1.9 million in the three months ended September 30, 2021 to $2.1 million in the same period in 2022. This was primarily due to issuance of $425 million of Convertible Senior Notes in September 2021, that in part was used to pay off the $42.1 million of Senior Secured Term Loans that were outstanding at June 30, 2021. The total level of interest-bearing debt balance was $425.6 million at January 1, 2022 and $50.8 million at January 1, 2021 and this higher outstanding debt balance was the primary reason for the increased interest expense.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

Interest expense increased by $1.9 million, or 44% from $4.3 million in the nine months ended September 30, 2021, to $6.2 million in the same period in 2022. This was primarily due to issuance of $425 million of Convertible Senior Notes in September 2021, that in part was used to pay off the $42.1 million of Senior Secured Term Loans that were outstanding at June 30, 2021. The higher outstanding debt balance was the primary reason for the increased interest expense.

Change in fair value of earnout liability

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

Changes in fair value of earnout liability were less than $0.1 million (gain) and $7.4 million (gain) in the three months ended September 30, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at September 30, 2022 as compared to September 30, 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

Changes in fair value of earnout liability were $14.4 million (gain) and $15.4 million (loss) in the nine months ended September 30, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at September 30, 2022 as compared to September 30, 2021. During the nine months ended September 30, 2021, $25.8 million of the earnout liability was reclassified to additional paid in capital as a result of a vesting event in March 2021.

Change in fair value of private warrant liability

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

Changes in fair value of private warrant liability were $0.1 million (gain) and $2.7 million (gain) in the three months ended September 30, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at September 30, 2022 as compared to September 30, 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

Changes in fair value of private warrant liability were $14.4 million (gain) and $17.5 million (loss) in the nine months ended September 30, 2022 and 2021, respectively. The decrease in fair value was primarily due to the decline in the stock price at September 30, 2022 as compared to September 30, 2021.

Investment income and realized gains, net of investment expenses

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

Investment income and realized gains, net of investment expenses was $0.3 million and $0.2 million in the three months ended September 30, 2022 and 2021, respectively. In April 2021, the Company acquired HOA, which maintains a short-term and long-term investment portfolio that generated investment income for nine months in 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

Investment income and realized gains, net of investment expenses was $0.8 million and $0.4 million in the nine months ended September 30, 2022 and 2021, respectively. In April 2021, the Company acquired HOA, which maintains a short-term and long-term investment portfolio that generated investment income for nine months in 2021. The Company did not have any material investments prior to April 2021.

Income tax benefit (expense)

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

Income tax benefit of $23 thousand and $1.8 million was recognized for the three months ended September 30, 2022 and 2021, respectively. The difference between the Company’s effective tax rates for the 2022 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred assets. The difference between the Company’s effective tax rates for the 2021 period and the U.S. statutory rate of 21% was primarily due to the release of a portion of the valuation allowance due to deferred tax liabilities created by certain acquisitions.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

Income tax expense of $0.3 million and income tax benefit of $9.9 million was recognized for the nine months ended September 30, 2022 and 2021, respectively. The difference between the Company’s effective tax rates for the 2022 period and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred assets. The difference between the Company’s effective tax rates for the 2021 period and the U.S. statutory rate of 21% was primarily due to the release of a portion of the valuation allowance due to deferred tax liabilities created by certain acquisitions.

Segment Results of Operations

The Company operates the business as two reportable segments that are also operating segments: Vertical Software and Insurance. For additional information about these segments, see Note 14 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Segment Revenue

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Vertical Software Segment	Insurance Segment	Vertical Software Segment	Insurance Segment
Revenue:
Software and service subscriptions	$17,529	$—	$55,165	$—
Move-related transactions (excluding insurance)	21,569	—	51,155	—
Post-move transactions	5,365	—	15,644	—
Insurance	—	30,903	—	86,732
Total revenue	$44,463	$30,903	$121,964	$86,732

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Vertical Software Segment	Insurance Segment	Vertical Software Segment	Insurance Segment
Revenue:
Software and service subscriptions	$15,238	$—	$38,716	$—
Move-related transactions (excluding insurance)	21,576	—	46,742	—
Post-move transactions	5,473	—	16,171	—
Insurance	—	20,482	—	39,223
Total revenue	$42,287	$20,482	$101,629	$39,223

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

For the three months ended September 30, 2022, Vertical Software segment revenue was $44.5 million or 59.0% of total revenue for the same period. For the three months ended September 30, 2021, Vertical Software segment revenue was $42.3 million or 67.0% of total revenue for the same period. Software and service subscriptions revenue increased from $13.0 million to $20.5 million as the Company acquired RWS in April 2022, and Floify in October 2021. Thus, the increase in revenue in 2022 is primarily driven by the recent acquisitions, accelerated growth after acquisition and organic growth.

Insurance segment revenue was $30.9 million or 41.0% of total revenue for the three months ended September 30, 2022. Insurance segment revenue was $20.5 million or 33.0% of total revenue for the three months ended September 30, 2021. The increase is mainly due to the acquisitions of RWS (acquired in April 2022) and AHP (acquired in September 2021), and the accelerated growth of these businesses after acquisition, as well as organic growth of the Company’s existing insurance operation of HOA.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

For the nine months ended September 30, 2022, Vertical Software segment revenue was $122.0 million or 58.4% of total revenue for the same period. For the nine months ended September 30, 2021, Vertical Software segment revenue was $101.6 million or 72.0% of total revenue for the same period. Software and service subscriptions revenue increased as the Company acquired RWS in April 2022, Rynoh in May 2021 and Floify in October 2021. Thus, the increase in revenue in 2022 is primarily driven by the 2021 acquisitions, accelerated growth after acquisition and organic growth.

Insurance segment revenue was $86.7 million for the nine months ended September 30, 2022, and represented 41.6% of total revenue for the same period. For the nine months ended September 30, 2021, Insurance segment revenue was $39.2 million or 28.0% of total revenue for the same period. The increase is mainly due to the acquisitions of RWS (acquired in April 2022), AHP (acquired in September 2021) and HOA (acquired in April 2021), and the accelerated growth of these businesses after acquisition, as well as the organic growth of HOA.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment adjusted EBITDA (loss):
Vertical Software	$4,956	$7,712	$13,978	$19,041
Insurance	(2,317)	5,473	(4,099)	3,067
Corporate and Other(1)	(15,611)	(12,312)	(44,190)	(40,754)
Total segment adjusted EBITDA (loss)(2)	$(12,972)	$873	$(34,311)	$(18,646)

(1) Includes costs that are not directly attributable to reportable segments, as well as certain shared costs.

(2) See reconciliation of adjusted EBITDA (loss) to net loss below.

Non-GAAP Financial Measures

This Quarterly Report includes non-GAAP financial measures, such as Adjusted EBITDA (loss), Adjusted EBITDA (loss) as a percent of revenue, and average revenue per monetized service.

The Company defines Adjusted EBITDA (loss) as net income (loss) adjusted for interest expense, net, income taxes, other expenses, net, depreciation and amortization, impairment loss on intangible assets and goodwill, non-cash long- losses and impairment of property, equipment and software, stock-based compensation expense and acquisition-related impacts, amortization of intangible assets, gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, gain or loss on divestures and certain transaction costs. Adjusted EBITDA (loss) as a percent of revenue is defined as Adjusted EBITDA (loss) divided by GAAP total revenue. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating average revenue per monetized service in a quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

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

Revenue Less Cost of Revenue

The following table reconciles revenue less cost of revenue to operating loss for the three and nine months ended September 30, 2022 and 2021, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$75,366	$62,769	$208,696	$140,852
Less: Cost of revenue	(33,269)	(19,158)	(83,016)	(44,587)
Revenue less cost of revenue	42,097	43,611	125,680	96,265
Less: Selling and marketing costs	30,245	22,874	84,815	60,636
Less: Product and technology costs	14,438	11,317	44,446	34,158
Less: General and administrative costs	25,257	22,034	80,360	66,463
Less: Impairment loss on intangible assets and goodwill	57,057	—	57,057	—
Total operating expenses	$160,266	$75,383	$349,694	$205,844
Operating loss	$(84,900)	$(12,614)	$(140,998)	$(64,992)

Three months ended September 30, 2022 compared to three months ended September 30, 2021:

Revenue less cost of revenue decreased by $1.5 million, or 3.5% from $43.6 million in the three months ended September 30, 2021 to $42.1 million in the three months ended September 30, 2022. During 2022, the Company acquired RWS. During 2021, the Company acquired a number of businesses, including Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). Floify and RWS were not owned by the Company during the three months ended September 30, 2021 and, therefore, no cost of revenue was recognized from these businesses during that period. The decreased revenue less cost of revenue in 2022 is primarily driven by higher loss and loss adjustment expense related to the insurance business.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021:

Revenue less cost of revenue increased by $29.4 million, or 30.6% from $96.3 million in the nine months ended September 30, 2021 to $125.7 million in the nine months ended September 30, 2022. During 2022, the Company acquired RWS. During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K. These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). These businesses were not owned by the Company for the entire nine months ended September 30, 2022, therefore, less revenue less cost of revenue was recognized from these businesses during that period. Thus, the increase revenue less cost of revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, accelerated growth after acquisition and organic growth.

Adjusted EBITDA (loss)

The following table reconciles net loss to Adjusted EBITDA (loss) for the three and nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(86,391)	$(5,099)	$(118,564)	$(86,497)
Interest expense	2,085	1,857	6,236	4,296
Income tax benefit (expense)	(23)	(1,836)	268	(9,917)
Depreciation and amortization	8,676	4,431	21,574	10,787
Loss (gain) on extinguishment of debt	—	3,133	—	(5,110)
Other expense (income), net	(69)	(316)	37	(225)
Impairment loss on intangible assets and goodwill	57,057	—	57,057	—
Non-cash losses and impairment of property, equipment and software	31	76	101	216
Non-cash stock-based compensation expense	5,089	6,579	20,645	30,627
Revaluation of contingent consideration	565	195	5,251	(380)
Revaluation of earnout liability	(43)	(7,413)	(13,809)	15,388
Revaluation of private warrant liability	(124)	(2,692)	(14,391)	17,521
Acquisition and related expense	175	1,958	1,284	4,648
Adjusted EBITDA (loss)	$(12,972)	$873	$(34,311)	$(18,646)
Adjusted EBITDA (loss) as a percentage of revenue	(17)%	1%	(16)%	(13)%

Adjusted EBITDA (loss) for the three months ended September 30, 2022 was $13 million, a $13.9 million decline from Adjusted EBITDA of $0.9 million for the same period in 2021. Adjusted EBITDA (loss) for the nine months ended September 30, 2022 was $34.3 million, a $15.7 million decline from Adjusted EBITDA (loss) of $18.6 million for the same period in 2021. During 2022, the Company acquired RWS for an aggregate purchase price of $39.0 million. During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million as disclosed in the Company’s Annual Report on Form 10-K. These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). RWS and Floify were not owned by the Company during the three and nine months ended September 30, 2021 and, therefore, no revenue and Adjusted EBITDA (loss) was recognized from this business during these periods. The decline in Adjusted EBITDA (loss) in 2022 is primarily driven by the macro housing environment affecting both segments, and higher volume of claims paid out by HOA in the second and third quarter of 2022, affecting the Insurance segment. Continued investments in sales and marketing and product and technology related to consumer experience, app build out, data platforms and investments in establishing and maintaining SOX and other internal controls across IT and accounting organizations further impacted Adjusted EBITDA (loss). This decline was partially offset by the impact of the 2022 and 2021 acquisitions.

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

During the nine months ended September 30, 2022, the Company drew $15.0 million combined, on HOA’s line of credit and term loan facility. See Note 7.

During 2021, the Company completed a private offering of $425 million aggregate principal amounts of convertible debt maturing in 2026, and raised $126.7 million and $4.3 million from exercise of public warrants and stock options, respectively.

As of September 30, 2022, the Company had cash and cash equivalents of $260.2 million and $16.8 million of restricted cash, respectively. Restricted cash equivalents as of September 30, 2022 includes $5.1 million held by the Company’s captive insurance company as a collateral for the benefit of HOA, $0.5 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $8.3 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty five states, and $2.9 million related to acquisition indemnifications.

The Company has incurred net losses since its inception, and has an accumulated deficit at September 30, 2022 and December 31, 2021 totaling $542.7 million and $424.1 million, respectively.

As of September 30, 2022 and December 31, 2021, the Company had $440.5 million and $425.6 million aggregate principal amount outstanding in convertible notes, promissory notes, and line of credit and term loan facilities, respectively.

Based on the Company’s current operating and growth plan, management believes cash and cash equivalents at September 30, 2022, are sufficient to finance the Company’s operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months. As the Company’s operations evolve and continue its growth strategy, including through acquisitions, the Company may elect or need to obtain alternative sources of capital, and it may finance additional liquidity needs in the future through one or more equity or debt financings. The Company may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to the Company or could be dilutive to its stockholders.

Porch Group, Inc. is a holding company that transacts a majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, the Company’s ability to pay dividends and expenses is largely dependent on dividends or other distributions from its subsidiaries. The Company’s insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of September 30, 2022, cash and cash equivalents of $77.7 million and investments held by these companies was $62.6 million.

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

The following table provides a summary of cash flow data for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
Net cash used in operating activities	$(12,808)	$(41,717)	$28,909	69%
Net cash used in investing activities	(46,444)	(184,657)	138,213	75%
Net cash (used) provided by financing activities	11,454	434,752	(423,298)	97%
Change in cash, cash equivalents and restricted cash	$(47,798)	$208,378	$(256,176)	NM

Operating Cash Flows

Net cash used in operating activities was $12.8 million for the nine months ended September 30, 2022. Net cash used in operating activities consists of net loss of $118.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include impairment loss on intangible assets and goodwill of $57.1 million, stock-based compensation expense of $20.6 million, depreciation and amortization of $21.6 million, non-cash interest expense of $2.3 million, fair value adjustments to contingent consideration of $5.3 million (loss), and fair value adjustments to earnout liability and private warrant liability of $13.8 million (gain) and $14.4 million (gain), respectively. Net changes in working capital were a source of cash of $23 million, primarily due to increases in deferred revenue, losses and loss adjustment expense reserves, and other insurance liabilities, offset by reinsurance balance due, accounts receivable and current liabilities.

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

Investing Cash Flows

Net cash used in investing activities was $46.4 million for the nine months ended September 30, 2022. Net cash used in investing activities is primarily related to acquisitions, net of cash acquired of $37.0 million, purchases of investments of $19.4 million, investments in developing internal-use software of $5.8 million, and purchases of property and equipment of $2.0 million. This was offset by the cash inflows related to maturities and sales of investments of $17.8 million.

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

Financing Cash Flows

Net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2022. Net cash provided by financing activities is primarily related to proceeds from debt issuance, net of fees of $15.0 million and exercises of stock options of $1.1 million. This was partially offset by shares repurchased to pay income tax withholdings upon vesting of RSUs of $2.9 million, payments of acquisition-related contingent consideration of $1.6 million and debt repayments of $0.2 million.

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

Interest Rate Risk

The market risk inherent in the Company’s financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, and December 31, 2021, the Company has interest-bearing debt of $440.5 million and $425.6 million, respectively. The Company’s 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) have a principal balance of $425 million as of September 30, 2022, have a fixed coupon rate of 75 basis points, and effective interest rate of 1.3%. As such, interest expense on the 2026 Notes will not change if market interest rates increase. Other debt as of September 30, 2022 totaled $15.5 million and is variable-rate.

A 1% increase in interest rates in the Company’s variable rate indebtedness would result in a nominal change in annual interest expense.

As of September 30, 2022, the Company’s insurance subsidiary has a $62.6 million portfolio of fixed income securities and an unrealized loss of $6.6 million, as described in Note 3 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.

At September 30, 2022, accounts receivable and reinsurance balances due were $37.0 million and $304.0 million, respectively, were not interest-bearing assets and are generally collected in less than 180 days. As such, the Company does not consider these assets to have material interest rate risk.

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

Foreign Currency Risk

There was no material foreign currency risk for nine months ended September 30, 2022. The Company’s activities to date have been conducted in the United States.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of September 30, 2022 due to the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022.

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

Item 1A. Risk Factors

As of November 9, 2022, the Company’s risk factors have not materially changed from those described in Part 1, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	CFO Employment Agreement, dated November 2, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on November 2, 2022)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: November 9, 2022

PORCH GROUP, INC.

By:	/s/ Martin L. Heimbigner
Name:	Martin L. Heimbigner
Title:	Chief Financial Officer
(Principal Financial Officer)