Form 10-K
period 2022-12-31
Porch Group, Inc.
filed 2023-03-16
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of $2.56 per share as reported on the Nasdaq Stock Market, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $208 million. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock as of March 10, 2023 was 96,980,870.

Documents Incorporated by Reference

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2023 annual meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) and the documents incorporated herein by reference contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although Porch Group, Inc. believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. Unless specifically indicated otherwise, the forward-looking statements in this Annual Report do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. You should understand that the following important factors, among others, could affect the Company’s future results and could cause those results or other outcomes to differ materially from those expressed or implied in the Company’s forward-looking statements:

●	our expansion plans and opportunities and our ability to effectively manage our growth and integration of completed acquisitions, maintain and enhance our existing and recently acquired brands, to build a leading consumer brand;
●	the incidence, frequency and severity of weather events, extensive wildfires, and other catastrophes, particularly occurring where Porch has a concentration of homeowners insurance policyholders, or that adversely impact consumer confidence and spending behavior in the industries we serve;
●	changes in economic conditions, especially those affecting the housing and financial markets and the volume of home purchases, mortgage and home refinancing activity, mortgage interest rates, credit availability, real estate prices, inflation, fears of recession and consumer confidence;
●	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;
●	existing and developing federal and state laws and regulations, including with respect to insurance, warranty, privacy, information security, data protection and taxation, and our ability to interpret and comply with such laws and regulations;
●	our reinsurance program, which includes the use of a captive reinsurer, the success of which is dependent on a number of factors outside our control, including, but not limited to, continued access to financial solutions, a favorable regulatory environment, and our overall tax position;
●	our reliance on reinsurance, which exposes us to counterparty risk, and the condition of the reinsurance market effecting the pricing and availability of reinsurance, which in a hardening market causes Porch to carry more risk and pay more for reinsurance coverage to adequately protect us against losses;
●	uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses or strategic initiatives, including our planned formation of the reciprocal exchange, and other matters within the purview of insurance regulators;
●	our reliance on strategic, proprietary relationships to provide us with access to personal data and product information, and our ability to use such information and data to increase our transaction volume and attract and retain customers;

●	our ability to develop new, or enhance existing, products, services, and features and bring them to market in a timely manner;
●	changes in capital requirements, and our ability to access capital when needed to provide statutory surplus;
●	the increased costs and initiatives required to address new legal and regulatory requirements arising from developments related to cybersecurity, privacy and data governance and the increased costs and initiatives to protect against data breaches, cyber-attacks, virus or malware attacks, or other infiltrations or incidents affecting system integrity, availability and performance;
●	our ability to attract and retain employees with necessary skills and experience; and
●	costs related to being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

NOTE REGARDING INDUSTRY AND MARKET DATA

This Annual Report on Form 10-K contains market data and industry statistics and forecasts that are based on independent industry publications and other publicly available information. Although we believe these sources are reliable, we do not guarantee the accuracy or completeness of this information and we have not independently verified this information. In addition, the market and industry data and forecasts included in this report may involve estimates, assumptions and other risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1 A. Risk Factors contained in this report. Accordingly, investors should not place undue reliance on this information.

PART I

Item 1. Business

Unless the context otherwise requires, references in this section to “we,” “our,” “us,” the “Company”, “Porch Group” or “Porch” generally refer to Porch Group, Inc. and its consolidated subsidiaries.

Company Overview

Overview

Who We Are

Porch Group is a leading vertical software company reinventing the home services and insurance industries. Porch Group’s mission is to partner with home service companies and together, delight homeowners from moving to improving and everything in between, Porch Group provides software and services to approximately 30,900 companies and small businesses, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, roofers, insurance agencies, and others. Porch Group helps these service providers grow their business and improve their customer experience. Through these companies, Porch Group also gets introduced to their customers to help with other services, including insurance, to make the move and home maintenance simpler.

Porch Group makes the moving process easier for homebuyers by helping them save time and make better decisions about critical services, including insurance, warranty, moving, security, TV/Internet, home repair and improvement. The Company provides home and personal property insurance policies through its own underwriting operations in 21 states and across the U.S. with its wholly-owned Insurance Agency.

Our multi-faceted value proposition resonates with a broad customer demographic, regardless of home price, income level, geographic location or age. We acquire our customers through a variety of channels, including at the time of a real estate transaction through third parties, direct-to-consumer (“DTC”), and leads from other Porch Group businesses.

Porch Group has two reportable segments: the Vertical Software segment and the Insurance segment.

Porch Group’s Vertical Software segment provides software and services to home services companies. Through these relationships, Porch earns fees, and gains a competitive advantage through unique and early access to homebuyers and homeowners. This early access allows Porch to assist homebuyers and homeowners with critical moving services. In turn, Porch’s platform drives demand for other services. The Vertical Software segment has three types of customers: (1) home services companies, such as home inspectors, mortgage companies and loan officers, and title companies, for whom Porch provides software and services to help them make their businesses run more efficiently and grow; (2) consumers, such as homebuyers and homeowners, whom Porch assists with the comparison and provision of various home services, such as moving, security, TV/Internet, and home repair and improvement; and (3) service providers, such as moving companies, security companies, title companies, mortgage companies and TV/Internet providers, who pay Porch for new customer sign-ups.

Porch Group’s Insurance segment offers various property-related insurance policies through our risk-bearing carrier, independent agency, and risk-bearing home warranty companies. We earn insurance policy premiums collected from insured homeowners for our insurance products, policy fees when policies are sold and renewed, and commissions when we cede premiums to reinsurance companies. Additionally, when we sell a homeowner an insurance policy through a carrier other than our own, these third-party insurance companies pay new business and renewal commissions to Porch’s insurance agency. The Insurance segment also includes home warranty, from which Porch receives premiums paid by homeowners for Porch’s home warranty products.

Porch Group operates under several brands in both the Vertical Software and Insurance segments, such as:

●	Vertical Software segment:

o	Porch, the overarching brand for our consumer experience, including helping consumers with their move and ongoing services for their homes,
o	Floify, a point-of-sale (”POS”) software for mortgage companies and loan officers for engaging their customers and helping them through the loan process,
o	HireAHelperTM, provides software and demand for moving companies,
o	Home Inspector Pro (“HIP”) and Palm-Tech, are easy-to-use mobile home inspection report writing tools,
o	Inspection Support Network (“ISN”), provides Porch’s enterprise resource planning (“ERP”) and customer relationship management (“CRM”) software for inspectors,
o	iRoofing LLC (“iRoofing”), provides measurement software for roofers,
o	Rynoh, is a financial management and fraud prevention software for title and real estate companies, and
o	Porch Group Media, provides audiences, media execution, and analytics to support brands to complete more effective marketing to movers and homeowners.
●	Insurance segment:
o	American Home Protect (“AHP”) and Residential Warranty Services (“RWS”) are providers of home warranty policies and services,
o	Elite Insurance Group, (“EIG”) is Porch’s licensed insurance agency,
o	Homeowners of America (“HOA”) is Porch’s insurance managing general agency and licensed property and casualty insurance carrier operating in 21 states, and
o	Porticus Reinsurance Ltd. (“Porticus Re”), the Company’s wholly owned captive insurer that provides reinsurance for Homeowners of America Insurance Company (HOAIC), HOA's licensed insurance carrier.

The Porch Platform

Porch Group provides software and services to home services companies, and, through these relationships, gains a competitive advantage through unique and early access to homebuyers and homeowners, as well as unique insights to property data. Porch then assists homebuyers and homeowners with critical services such as insurance and moving. In turn, Porch’s platform drives demand back to companies using Porch’s software as part of our value proposition.

Porch, the Vertical Software Platform for the Home

Low-CAC[1] customers + unique data
Vertical Software
(SaaS + Transaction)
Porch
Insurance
(Carrier, Agency & Warranty)
Advantaged economics to win in key verticals

(1) Customer acquisition cost

Software and Services for Home Services Companies

Porch Group’s platform provides home services companies with software and services to help them grow their business and provide a better customer experience. This value proposition can be divided into three components.

First, Porch Group offers industry-leading vertical-specific software that includes a wide range of functionality required by home services companies, e.g., home inspectors, mortgage companies, title companies, roofers, and moving services providers to run a successful business. These software solutions, which vary by industry, include features such as configurable dashboards, calendars and scheduling, online booking, payment processing, dispatch and routing optimization, customer relations and communications, point of sale interfaces, flexible reporting, industry integrations, report writing, quoting and more. Companies use this software for their customers and transactions, managing their employees and tracking their partners. The depth of functionality varies among industry-specific products. Because this software is used in so many aspects of day-to-day management by home services companies such as home inspectors, Porch sees high retention rates among our software customers.

Second, Porch offers a concierge service that home services companies can then offer to their end customers to improve the moving and home improvement experience. Porch’s Moving Concierge service assists the home services company’s end customer with the remaining aspects of their move and, in the future, with ongoing home maintenance. through the use of a customer self-service dashboard in which the customer manages their moving “to do” list. In addition, a Moving Concierge representative will contact the customer to talk about their home inspection, answer questions, collect a review for the company, and chart out all upcoming services with which Porch can assist, including comparing prices and making decisions about critical services such as insurance (as both a licensed, nationwide insurance agent and a carrier in certain states), moving, security, and TV/Internet. Porch’s Moving Concierge service creates a positive end-customer experience that can benefit the home services company. In 2022, Porch launched the Porch smartphone app to enhance and expand the customer experience and home-related features, including recall monitoring for appliances and other systems, as well as to do lists for ongoing home projects.

Third, Porch can help home services companies grow their business through new customer acquisition. Porch does this through its various digital and concierge experiences and marketing solutions. Home services companies can pay for Porch’s software and specific modules with business-to-business (“B2B”) SaaS fees. Through a variety of products Porch can also get introduced to these companies’ consumers who are often in the process of buying a home. This allows Porch Group to generate business-to-business-to-customer (“B2B2C”) transaction fees by offering high-value products and services such as insurance or warranty contracts to these end customers. We believe the combination of B2B SaaS fees and B2B2C transaction revenue is compelling; it allows Porch Group to achieve a very strong home services company lifetime value to acquisition cost ratio.

Consumer Services

Porch Group connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (1) compare and buy home insurance and warranty policies (along with auto, flood and umbrella policies from third party carriers) with competitive rates and coverage; (2) arrange for moving labor to load or unload a truck or full-service, long-distance movers; (3) discover and install home automation and security systems; (4) compare and purchase Internet and television options for their new home; (5) book small handyman jobs at fixed, upfront prices, and more.

Our initial focus is on the move stage of the homeowner’s journey given the concentration of high-value services that are purchased during this time. According to a survey conducted by OnePoll, moving was one of the most highly stressful moments in a consumer’s life. Across each of these services, Porch helps the consumer quickly and easily select the right products for them. For example, after helping the consumer quickly compare a large set of options for homeowner’s insurance for their new home, we will bind coverage as a licensed insurance agent and connect it to the homebuyer’s mortgage. In the 21 states where we operate as a carrier, we can offer consumers our own homeowners insurance products. Additionally, Porch offers home warranty products to protect critical systems and appliances typically not covered under homeowners’ insurance.

Upon engaging with the homeowner at the move stage and thereafter, we broaden the scope of our engagement by providing consumers with tools and resources to help make homeownership easy. Porch’s smartphone app provides recall monitoring for appliances and other home systems, as well as to do list tracking, which information we seek to obtain from the home inspection report when applicable. Homeowners can use Porch to find local professionals to complete most types of home maintenance, repair and improvement projects. Professionals can create profiles on Porch.com, but we also partner with large service provider companies and large networks of service providers, allowing us to provide assistance to consumers most efficiently.

Our Industry

The home is foundational to the American experience. According to data from the National Association of Realtors and the U.S. Census Bureau, there were 5.03 million existing homes sold and approximately 644,000 newly constructed homes sold in the United States in 20221. The U.S. home services market is composed of millions of companies, the majority of which are small businesses operating in fragmented markets, according to the U.S. Small Business Administration Office of Advocacy. For consumers, moving and maintenance can be full of pitfalls and headaches. Porch Group seeks to simplify the home and homeownership by providing software and services to home services companies and connecting homeowners to high-quality services throughout the home lifecycle. In doing so, Porch Group conducts its business across a broad total addressable market (“TAM”) beyond its software and service offerings, consisting of moving services, property and casualty (“P&C”) insurance, contractor services, and mover marketing with an estimated total value of $362 billion. This TAM is based on the services Porch offers today, with ample opportunity for expansion of Porch’s U.S. addressable market.

1 National Association of Realtors 2022 December Existing Home Sales.

A summary of the TAM by significant type of service is as follows (see sections below for the details):

TAM
(in billions)
Services:
Contractor services	$195.0
Property and casualty insurance and home warranty	149.7
Mover marketing	10.8
Moving services	4.7
Total revenue	$360.2

Property and Casualty (P&C) Insurance and Home Warranty

Through its wholly-owned licensed insurance agency, EIG, Porch Group serves customers in the P&C home, auto, flood, and umbrella insurance market, selling third-party insurance policies in all 50 states. In addition, Porch Group operates a risk-bearing insurance carrier, HOA, a leading property and casualty insurance company focused on products in the residential homeowner space. Based on U.S. home insurance annual revenues of $120 billion plus U.S. auto insurance annual revenues of $252 billion, we believe the P&C home and auto insurance TAM is approximately $145 billion.2 In the second quarter of 2022, Porch Group began operating a wholly-owned captive reinsurer, Porticus Re, which seeks to efficiently reinsure Porch Group affiliates.

With the acquisitions of AHP and RWS, the Company now operates its own home warranty business, which market is estimated to be worth $4.7 billion for the combined home warranty and utility service line3.

Moving Services

Porch Group provides three primary moving services that support homeowners during the moving process: direct moving services, security installations, TV/Internet and solar installations. Based on U.S. Census Bureau data and company estimates, we believe the overall addressable opportunity for us in these three service offerings in the U.S. to be approximately $4.7 billion.

Contractor Services

Contractor services is another large portion of Porch Group’s TAM with an estimated size of approximately $195 billion. This estimate is based on our estimate of a greater than $650 billion valuation of the home improvement market.

Mover Marketing

Mover Marketing represents Porch Group’s opportunity to sell marketing technology and services that help advertisers retain existing customers and attract new customers at key moments in the homeownership journey, such as during the home buying process. We estimate this TAM in the U.S. as $10.8 billion.

Trends and Growth in the Housing and Home Maintenance Sectors

Home Sales

As a home services platform that provides core software and services to approximately 30,900 companies and small businesses, Porch Group’s revenue is in part linked to the volume of home sales. Throughout 2022, the U.S housing market was impacted by a rapid increase in interest rates, increased home sales prices, and general economic uncertainty, which resulted in a 17.8% decrease in existing home sales volumes. For the full year, 2022, the volume of existing home

2 According to IBISWorld 2021 full year data.

3 According to IBISWorld and company management estimates.

sales volumes totaled 5.03 million, per the National Association of Realtors. Aside from these headwinds to the housing market in 2022, America has historically been a very mobile country, with the average American homeowner moving once every 10 years, according to the National Association of Realtors.

Approximately 20% of our revenue is directly related to housing market transactions, primarily from moving services.

Buying a Home and Moving Is Complex

Moving is considered one of the most stressful life events. A growing list of factors go into choosing a home, including, but not limited to, home affordability, safety, quality of schools and proximity to parks, recreational facilities, health centers and outdoor space. When purchasers do find the right home, they might face a competitive process where their bid is ultimately rejected. Once their bid is accepted, home buyers typically get a home inspection and must finalize their mortgage by meeting lender requirements including getting homeowners insurance.

With the house purchase offer accepted and home inspection completed, homebuyers then must deal with the complexity of and logistics of moving. Pre-move considerations include, but are not limited to, researching moving services, visiting new communities, booking rentals, reserving storage units, coordinating with movers on packing, transferring utilities, home cleaning, completing a change of address, purchasing home insurance, and purchasing a home warranty. Within the moving company market alone, according to the American Trucking Associations, in 2021, there were over 16,500 moving and storage businesses to choose from. Post-move considerations include, but are not limited to, unpacking, cleaning the new house, scheduling essential home improvements listed in the inspection report, changing locks, transferring medical records, registering vehicles, purchasing Internet and setting up a security system. All of these considerations make moving a stressful and arduous process.

Porch Group strives to make the move simpler through its Moving Concierge and related services. Homebuyers using Porch Group’s self-service dashboard can facilitate the purchasing of insurance, compare prices for movers, provision other move-related services, and manage their moving checklist.

Increasing Home Improvement Spending

After helping consumers with their move, Porch Group stays in touch with the homeowner to help with home management, and all maintenance and improvement projects. We expect that the continued growth of the home improvement spending market will impact Porch Group’s future revenues.

According to Houzz market research reports, over half of homeowners plans to tackle a home renovation project in 2022, and median spend on renovation projects was $18,000. Porch Group helps make the process of finding a vetted professional for these projects easy, while offering transparent pricing.

According to Technavio, online on-demand home services are expected to grow at a compounded annual growth rate of over 61% from 2022 to 2027. The digitally minded millennial and Gen Z generations are driving this trend, entering the home ownership market and hiring home services professionals online. Home service professionals experiencing the benefits and scalability of connecting and engaging with consumers online, including reaching wider or targeted audiences, improving conversion rates, reducing acquisition costs, and tracking performance of marketing investments, are expected to invest more into digital offerings over time.

Our Competitive Strengths

Leading Software with approximately 30,900 Companies and Small Businesses across a Diverse Set of Industries

Porch Group owns several leading software platform brands including ISN, Palm-Tech, and Home Inspector Pro for home inspectors, Floify for mortgage companies and loan officers, Rynoh for title companies, HireAHelperTM for moving companies, and iRoofing for roofers. Porch Group provides software that helps these companies manage and grow their business such as CRM, ERP and POS modules to approximately 30,900 companies and small businesses across a number of home services verticals utilizing these various software brands.

Early Access to Demand

Porch Group’s early access to homebuyers through companies using Porch’s software allows us to connect with homebuyers before others and assist in their moving journey prior to completing many large purchasing decisions. Porch Group receives access to these homebuyers through the Porch software platform from the various verticals utilizing Porch’s various software brands. In addition, in certain verticals such as home inspection, companies may provide Porch with access and an introduction to the consumer; here Porch generates additional revenue via B2B2C transactions. This gives Porch the opportunity to market and offer services to these customers up to and before six weeks in advance of their move. Porch’s customer access model represents an extremely valuable marketing tool and customer acquisition platform for home services providers, who typically rely on a change of address request that occurs near the end of the moving journey to reach out to homebuyers.

Porch Group’s software for home inspectors is the software of choice for a significant portion of inspection companies including most of the largest inspection companies in the U.S. Based on our estimates, these inspection companies complete more than 40% of U.S. home inspections through Porch Group’s software and services.

Through research and development, Porch Group continues to invest in and strengthen the software advantage of its software offerings. Moreover, we expect to increase the percentage of U.S. homebuyers available through its customer access model through the broad rollout of the Porch smartphone app, expanding sales efforts, and by developing new products and tools for its current verticals.

Proprietary Data and Analytics

Through the services it offers, Porch Group has access to a trove of proprietary data on homebuyers and their homes. For example, Porch Group has access to home inspection reports and the data these provide around the home. Using this homebuyer and home data, Porch intends to continue its investment in data science and analytics to better price insurance policies, provide more convenient services to homebuyers and improve service provider marketing opportunities. For example, Porch believes that its data can improve our pricing algorithms for homeowners insurance to lower prices for low-risk homes, as well as help improve Porch’s ability to predict a variety of events, including the timing and likelihood of specific purchase decisions around the home, a mover’s likelihood of switching insurance carriers or the probability and severity of home insurance and home warranty claims. Porch Group Media provides software and data solutions to help brands and small and medium-sized businesses acquire new customers and improve their marketing.

Comprehensive Service Offering

Porch Group offers a unique breadth and depth of home services that span the entire homeownership experience from the move to ongoing maintenance. Not only are we able to help a consumer with the services they need at any point in their journey with their home, but also by going deeper into select services such as insurance, warranty, moving, and handyman services, we are able to improve the consumer experience and capture more value. This ability to create value from consumers allows Porch to offer a unique and strong value proposition to companies that provide access to their customers. Because we are able to drive value to the companies that use our products and services, we believe we are more easily able to attract new business partners, which then enables us to continue our investments in product development and customer support to ensure we sustain our competitive advantage.

Our Strategies for Growth

Porch Group’s strategy is to provide home service professionals with the tools they need to run a successful business, gain early access to homebuyers, and utilize proprietary data on homebuyers and their homes. We believe that this combination of products, services and data, and customer access can help Porch build fast-growing and healthy homeowners insurance and warranty businesses, and make homeownership simpler. Through this strategy, we anticipate growth in many areas: by selling software to more companies, by adding more software modules for companies, by getting access to more consumers at key moments in time, by selling more services to each consumer, and generating more revenue per service sold. Within insurance specifically, we are able to utilize the proprietary data across all platforms of software aiming to enhance revenue and effectiveness of risk management. We have and will continue to grow through geographic expansion, which efforts have expanded our homeowners insurance offerings from 6 to 21 states over the past 2 years. We intend to continue focusing on growth that will positively impact long-term shareholder value through the following strategies:

Sell More Software and Gain Access to More Homebuyers

Porch Group’s software not only generates B2B SaaS-like fees, but it also serves as a low-cost customer acquisition tool that drives growth through expanded homebuyer access. Porch Group intends to expand its B2B SaaS fees and homeowner access by:

●	Increasing the number of software customers organically through expanded sales and marketing efforts and inorganically through acquisitions.
●	Upselling into these software customers additional modules for B2B SaaS fees.
●	Continuing to develop long-term relationships with software customers, while increasing B2B SaaS fees as we helps these software customers grow their business.
●	Increasing the percentage of software customers that grant access rights to their consumers. In some verticals, such as mortgage, this is a strategic benefit to our software customer as they are able to seamlessly provide insurance solutions to the borrower, who will be required to purchase insurance during the mortgage process. We believe this value-added service approach can increase a loan officer’s close rate, reduce time to close and improve the homebuying experience for the homebuyer.

Increase Revenue per Homebuyer

Porch Group intends to capitalize on its expanded homebuyer access by increasing the revenue generated from each homebuyer by:

●	Improving the digital shopping experience for consumers who prefer to shop for moving solutions, home maintenance providers, and insurance and warranty policies online.
●	Increasing the percentage of individuals with access rights that are called, contacted, and engaged by the Company’s Moving Concierge call center team.
●	Making available additional high-margin services for these homebuyers, such as solar installation and increasing the market access for certain services only offered in select geographies, such as the Company’s insurance and home warranty solutions.
●	Increasing conversion and take rates of both existing and new services by offering more services, such as offering home warranty contracts in parallel with providing homeowner insurance quotes, to incentivize customers to not leave the Porch Group ecosystem.

Continued Expansion of Insurance and Warranty Offerings

EIG, a wholly owned subsidiary of Porch, is an insurance agency that is currently licensed in all 50 states. By acquiring Homeowners of America in 2021, Porch expanded from solely operating an insurance agency to pricing and underwriting its own homeowners insurance products. By doing so, Porch intends to capitalize on the underwriting advantage provided by its unique insights into properties and homebuyers. In addition, HOA cedes some insurance premiums, thus reducing earnings volatility and the capital required for the insurance carrier. Potential growth opportunities for Porch’s insurance business include expanding from the 21 states where it operates HOA, and adding more insurance carriers as partners.

Porch collects proprietary data on households through the software platforms homeowners use to access handyman, inspection and other services. The insurance division uses this proprietary data to add efficiency in the underwriting and sales process, leading to increased revenue.

On September 9, 2021, Porch completed its acquisition of AHP, a Texas-based provider of whole home warranty policies across the U.S. AHP utilizes a direct-to-consumer model to acquire customers for their multi-year warranty plans.

On April 1, 2022, Porch acquired RWS, one of the key companies operating in the home inspection space, providing CRM software, recall check software, and specific inspection-centric warranties to more than 1,000 home inspection companies. The business also distributes full annual home warranty products through real estate agents across the country, which helps us move our warranty business and strategy forward.

Mover Marketing

Today, companies of all shapes and sizes advertise to movers through direct mail after the consumers have moved into their new home and change their address with the United States Postal Service. Through Porch Group’s early access to homebuyers, the Company helps homebuyers obtain earlier access to discounts and promotions that are typically made available to movers, through its leading consumer data and analytics platform.

Geographic Expansion

Porch Group currently conducts the vast majority of its business in the United States and a small portion in Canada. While the Company expects to remain focused on the U.S. market for the next several years, in the future Porch may expand internationally into Europe, Australia, and other markets where the home sales market operates similarly to the U.S. Within the United States, Porch operates nationwide and has opportunity to expand its insurance operations and offerings across more of the U.S. markets.

Revenue

Porch generates revenue in three ways: (i) insurance revenue in the form of insurance and warranty premiums, ceding commissions, policy fees, commissions from reinsurers and other insurance-related fees generated through its own insurance carriers, as well as commissions from third-party insurance carriers where Porch acts as an independent agent; (ii) predominantly recurring software and service subscription revenue generated from fees paid by companies for access to Porch’s software and provision of services, (iii) reoccurring B2B2C transaction revenues for move-related services through fees received for connecting homeowners to a variety of service providers during the time of move; and business-to-consumer (“B2C”) transaction revenues from post-move services in the form of fees earned from introducing homeowners to home service professionals, including handyman, plumbers, electricians, roofers, etc.

Insurance Segment

Homeowners insurance and home warranty, which form Porch Group’s Insurance segment, are our largest and fastest growing revenue streams. Where Porch underwrites its own insurance or warranty product, premiums are recognized over the life of the policy and reoccur at a high rate as the policyholder renews. In certain portions of business sold by EIG on behalf of third-party insurers, Porch recognizes the estimated lifetime value (“LTV”) of commissions Porch receives from insurance carriers for each new sale to a policyholder which are paid in the first year and each subsequent year that the policyholder renews. The vast majority of Porch’s insurance and warranty revenue is recurring revenue recognized annually as customers renew. A portion of the warranty contracts are a 3-year term, and those revenues are recognized over the term of the contract.

In 2022, revenue from our insurance and warranty offerings was $121.0 million or 44% of total revenue.

Vertical Software Segment

Most companies that use Porch’s software and services pay Porch monthly or annual fees on a combination of per user, per organization and/or volume of transactions. In addition, in certain verticals such as home inspection, companies may provide Porch with access and an introduction to the consumer; here Porch generates additional revenue via B2B2C transactions. Because of the volume and value of services needed when purchasing a home, getting access to consumers increases revenue per company.

For our move-related services, we generate B2B2C transaction revenue, which includes commissions and fees related to the sale of services such as moving services, security, or TV/Internet, as well as fees earned from providing services directly to homeowners. Revenue for B2B2C transactions, excluding Insurance and Warranty, generally follow the seasonality of both existing home sales and home projects, with more revenue concentrated in the second and third quarters rather than the first and fourth quarters.

Post-move revenue is generated by the Company connecting third-party service providers with homeowners that meet pre-defined criteria and who may be looking for relevant services. Transaction revenue for post-move services include monthly fees from contractors as well as per lead, per appointment and per job fees paid by contractors and partners to Porch when we provide customer demand.

In 2022, revenue from our software and subscription services was $72.8 million or 26% of total revenue, and revenue from move-related and post-move services, was $82.1 million or 30% of total revenue (majority being from move-related).

Sales and Marketing

We sell our software and services to companies using a variety of sales and marketing tactics. We have teams of inside sales representatives organized by vertical market who engaged directly with companies. We have enterprise sales teams that target the large named accounts in each of our vertical markets. In addition, our underwritten insurance business uses field teams to onboard and engage with independent agents in various states. These teams are supported by a variety of typical software marketing tactics, including both digital, in-person (such as trade shows and other events) and content marketing as well as tactics common in insurance like in person visits and targeted compensation. Porch Group has successfully partnered with key companies in our vertical markets who have aided in sales and adoption.

To reach consumers, Porch Group largely relies on our relationships with approximately 30,900 companies and small businesses to provide access and distribution. Porch Group then utilizes technology, lifecycle marketing and teams in lower-cost locations to operate as a Moving Concierge to assist these consumers with services. In addition, our underwritten insurance business gains access to consumers from third-party independent agents.

Technology

Porch Group has invested significantly for many years in engineering, product, and design to build out our platform. We operate a modern technology stack that allows for rapid development and deployment as well as integrations. Our platform allows us to build and develop consumer facing applications that integrate with many of our business units to acquire consumers and help those consumers with all the services they would need around the home. An example of this is the Porch smartphone app that brings consumers into our ecosystem and functions as a platform allowing our business units to integrate to offer capabilities.

Each of our business units develops its own technology to support its products and services, leveraging both open-source and vendor-supported software technology. Each of our various software brands and businesses has dedicated engineering teams responsible for software development and creating of new features to support our products and services across a full range of devices (desktop, mobile web and native mobile applications). Our engineering teams use an agile development process that allows us to deploy frequent iterative product and feature releases.

Competition

The home services industry is highly competitive, fragmented, and localized. We compete with, among others: (i) vertical software companies in our markets, (ii) companies who provide or help consumers purchase homeowners insurance, home warranty, moving, and other home services, (iii) search engines or online marketplaces for all types of home services with which we assist consumers, and (iv) other companies which help consumers to make managing and maintaining their homes simple. We believe that our largest competition comes from the wide variety of companies focused on reaching consumers to help with key high-value services such as insurance.

We believe that our ability to compete successfully will depend primarily upon the following factors:

●	the size, quality, diversity and stability of the large number of companies utilizing Porch’s software and services who give Porch early and proprietary access to homebuyers and property data;
●	our ability to consistently generate revenues through our access to homebuyers and homeowners in a cost-effective manner;
●	our ability to price our homeowners insurance products more effectively than others;
●	our access to capital, including reinsurance arrangements;
●	our ability to increasingly engage with consumers directly through our platforms (rather than through search engine marketing or search engine referrals);
●	the functionality of our software and services, websites and mobile applications and the attractiveness of their features and our products and services generally to home services companies and consumers, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;
●	our ability to continue to build trust in and loyalty to, our various brands, particularly American Home Protect, Elite Insurance Group, Floify, HireAHelper, Homeowners of America, Home Inspector Pro, iRoofing, ISN, Kandela, Palm-Tech, Porch.com, RWS, Rynoh, and Porch Group Media; and
●	the ability for us to continue to expand our platform organically and inorganically into other vertical markets and select services.

Intellectual Property

The Company has several trademarks, trade names, trade secrets, service marks, domain names, and proprietary technologies and customer relationships that we believe, in the aggregate, constitute a valuable asset. However, we do not believe that our business is materially dependent on any individual, trademark or other intellectual property asset.

The Company seeks to protect its intellectual property rights through a combination of trademarks, trade dress, domain name registrations, and trade secrets, as well as through contractual restrictions and reliance on federal, state and common law. In addition, the Company enters into confidentiality and proprietary rights agreements with employees, consultants, contractors and business partners, and employees and contractors are also subject to invention assignment

Government Regulation

Porch Group is subject to laws and regulations that affect companies conducting business on the Internet generally and through mobile applications, including laws relating to the liability of providers of online services for their operations and the activities of users. As a result, the Company could be subject to claims based on negligence, unfair business practices, various torts and trademark and copyright infringement, among other actions.

As Porch Group receives, transmits, stores and uses a substantial amount of information received from or generated by consumers and service professionals, the Company is impacted by state laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 and the California Privacy Rights Act (“CPRA”), and other states including Virginia, Colorado, Utah and Connecticut have also passed similar laws. These laws impose data protection obligations on covered businesses, including consumer rights procedures and obligations, limitations on data uses, audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

We are subject to laws governing marketing and advertising activities conducted by/through telephone, e-mail, mobile devices and the Internet, including the Telephone Consumer Protection Act of 1991 (“TCPA”), the Telemarketing Sales Rule (“TSR”), the CAN-SPAM Act, Section 5 of the Federal Trade Commission Act and similar state laws, as well as federal, state, and local laws and agency guidelines governing background screening.

We are also subject to certain laws and regulations with regard to the real estate settlement process, including the Real Estate Settlement Procedures Act regulated by the Consumer Financial Protection Bureau, which, among other matters, prohibits certain practices, such as kickbacks, referrals, and unearned fees for the referral of real estate settlement services.

Furthermore, our moving services business is subject to various federal, state and local agencies that exercise broad regulatory powers over the moving industry, generally governing such activities as operations of and authorization to engage in transportation, insurance requirements, and licensing.

Additionally, as we expand into the insurance business, which is highly regulated, we must comply with and maintain various licenses and approvals with individual state departments of insurance, and we are subject to state governmental regulation and supervision.

State Regulation - Insurance

Our insurance business is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in National Association of Insurance Commissioners ("NAIC") model laws and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency.

Moreover, the NAIC Accreditation Program requires state regulatory agencies to meet baseline standards of solvency regulation, particularly with respect to regulation of multi-state insurers. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our shareholders. These rules have a substantial effect on our business and relate to a wide variety of matters including: insurance company licensing and examination; the licensing of insurance agents and adjusters; price setting or premium rates; trade practices; approval of policy forms; claims practices; restrictions on transactions between our subsidiaries and their affiliates, including the payment of dividends; investments; underwriting standards; advertising and marketing practices; capital adequacy; and the collection, remittance and reporting of certain taxes, licenses and fees.

Insurance Holding Company Regulation - Insurance

Nearly all states have adopted the version of the Model Insurance Holding Company System Regulation Act and Regulation as amended by the NAIC in December 2010 (the "Amended Model Act"). As part of an insurance holding company system, Homeowners of America Insurance Company (HOAIC), our insurance business, is required to register with the Texas Department of Insurance (the insurance supervisory agency of HOAIC’s state of domicile) and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Under these laws, the respective state insurance departments may examine us at any time, require disclosure of material transactions and require prior notice of or approval for certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Financial Solvency Ratios - Insurance

The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action.

Restrictions on Shareholder Dividends - Insurance

Our insurance carrier’s capacity to pay dividends to shareholders is limited. Insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid is subject to certain limitations, the amounts of which change each year.

Price Regulation - Insurance

Nearly all states have insurance laws requiring our carrier to file rate schedules, policy or coverage forms, and other information with the state's regulatory authority. In certain states, rate schedules, policy forms, or both, must be approved prior to use. While insurance laws vary from state to state, their objectives are generally the same: an insurance rate cannot be excessive, inadequate, or unfairly discriminatory. The speed with which we can change our rates in response to competition or in response to increasing costs depends, in part, on the willingness of state regulators to allow adequate rates for the business we write.

Insurance Reserves - Insurance

State insurance laws require that insurance companies analyze the adequacy of their reserves annually. Our appointed actuaries must submit an opinion that our statutory reserves are adequate to meet policy claims-paying obligations and related expenses.

Exiting Geographic Markets; Canceling and Non-Renewing Policies - Insurance

Most states regulate our carrier’s ability to exit a market. For example, states limit, to varying degrees, our ability to cancel and non-renew insurance policies. Some states prohibit us from withdrawing one or more types of insurance business from the state, except upon prior regulatory approval. Regulations that limit policy cancellation and non-renewal may restrict our ability to exit unprofitable markets.

Investment Regulation - Insurance

Our insurance business is subject to various state regulations requiring investment portfolio diversification and limiting the concentration of investments we may maintain in certain asset categories. Failure to comply with these regulations leads to the treatment of nonconforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, state regulations require us to sell certain nonconforming investments.

Insurance Guaranty Associations – Insurance

Each state has insurance guaranty association laws. Membership in a state's insurance guaranty association is generally mandatory for insurers wishing to do business in that state. Under these laws, associations may assess their members for certain obligations that insolvent insurance companies have incurred with regard to their policyholders and claimants.

Typically, states assess each solvent association member with an amount related to that member's proportionate share of business written by all association members within the state. Most state guaranty associations allow solvent insurers to recoup the assessments they are charged through future rate increases, surcharges or premium tax credits. However, there is no assurance that we will ultimately recover these assessments. We cannot predict the amount and timing of any future assessments or refunds under these laws.

Shared Market and Joint Underwriting Plans - Insurance

State insurance regulations often require insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. These are mechanisms that generally provide applicants with various types of basic insurance coverage that may not otherwise be available to them through voluntary markets. Such mechanisms are most commonly instituted for automobile and workers' compensation insurance, but many states also mandate participation in Fair Access to Insurance Requirements Plans or Windstorm Plans, which provide basic property coverage. Participation is based upon the amount of a company's voluntary market share in a particular state for the classes of insurance involved. Policies written through these mechanisms may require different underwriting standards and may pose greater risk than those written through our voluntary application process.

Statutory Accounting Principles - Insurance

For public reporting, insurance companies prepare financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). However, state laws require us to calculate and report certain data according to statutory accounting rules as defined in the NAIC Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.

Federal Regulation - Insurance

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives and legislation often have an impact on our business. These initiatives and legislation include tort reform proposals, proposals addressing natural catastrophe exposures, terrorism risk mechanisms, federal financial services reforms, various tax proposals affecting insurance companies, and possible regulatory limitations, impositions and restrictions arising from the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank").

Human Capital Management

By staying true to: No Jerks/No Egos; Solve Each Problem; Be Ambitious; Care Deeply; and Together We Win, Porch Group has created a company where good people can do great work and drive shareholder value. These values guide us in everything we do, from individual everyday tasks to high-level strategic planning. They foster a culture of dialogue, collaboration, and recognition that contributes to our long-term success.

Porch is organized in a decentralized operating model, which allows our businesses to move quickly and entrepreneurially leveraging a common playbook and infrastructure that benefit from shared best practices as we scale. When we acquire a company, our decentralized operating model helps us maintain momentum and entrepreneurial culture while mitigating the risks associated with integration. In most cases, we integrate acquisitions into our (1) central data platform; (2) transactional monetization to drive our B2B2C revenues such as insurance and warranty; and (3) operational systems, such as accounting and payroll.

We engage and empower our team with continued career and learning and development opportunities. Fostering a growth mindset facilitates a culture where all voices are heard and team members can take informed risks, ask questions, and seek creative solutions to tough problems. This approach helps us build a strong bench of leaders for tomorrow’s business challenges.

We are a progressive organization which values environmental, social, and corporate governance (ESG). We recently embarked on our ESG journey to create our ESG strategy that will reflect the relevant issues that are most important to Porch and our stakeholders, and which can influence our business success.

Our diversity, equity, inclusion, and belonging efforts are based on the principle that all Porch team members can bring their whole selves to work and thrive. We have a commitment throughout the organization for Porch to be a supportive and inclusive environment.

We pride ourselves on our values driven culture that fosters employee engagement and creates an attractive home for top talent. We were certified as a Great Place to Work in 2022.

As of February 2023, Porch had approximately 1,800 full-time employees and independent contractors. We believe that we generally have good relationships with our employees and contractors.

Additional Information

Our main consumer website is www.porch.com, and our corporate and investor relations website is located at www.porchgroup.com. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”) free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Neither the information on these websites, nor the information on the websites of any of our brands and businesses, is incorporated by reference into this Annual Report, any other filings with, or any other information furnished or submitted to, the SEC.

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

●	Our brands and businesses, including our insurance business, operate in an especially competitive and evolving industry.
●	Our success will depend, in part, on our ability to manage our growth and maintain and/or enhance our existing brands, and the brands of our recently acquired companies.
●	We rely on strategic, proprietary relationships with third parties to provide us with access to personal data and product information.
●	We rely on our ability to reach home services companies’ customers and home service-related consumers earlier than our competitors, and throughout the homebuying and homeownership journey.
●	Our future growth is dependent in part on increasing our revenue by increasing the number of sales of home related services per customer and consumer, and cross-sale of our other products and services to these customers and consumers.
●	Our brands and businesses are sensitive to general economic events, trends and conditions, including those related to, without limitation, the housing and financial markets, which impacts the demand and costs for a portion of our products and services.

●	Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
●	Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices.
●	Our businesses are subject to various federal, state and local laws and regulations, and we must comply with such laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action).
●	Our insurance business and operations are subject to a variety of uncertainties, including, without limitation, regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses or strategic initiatives, including our planned formation of the reciprocal exchange, and other matters within the purview of insurance regulators.
●	The incidence, frequency and severity of weather events, extensive wildfires, and other catastrophes, particularly occurring where Porch has a concentration of homeowners insurance policyholders, or that adversely impact consumer confidence and spending behavior in the industries we serve, could have a material effect on our results of operations and financial condition.
●	Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
●	We may change the structure of our reinsurance arrangement in the future, which may impact our overall risk profile and financial and capital condition.
●	We face risks related to the number of service providers available to consumers on our platform.
●	If we are unable to deliver effective customer service, it could harm our relationships with our existing home services companies, consumers, service providers and commercial partners and adversely affect our ability to attract new home services companies, consumers, service providers and commercial partners.
●	We may face negative consequences from the actions and omissions of our service providers, and our terms and conditions may not adequately protect us from claims.
●	If personal, confidential, or sensitive user information or property data that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate, and our reputation could be harmed.
●	We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
●	We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.
●	The price of the Company’s securities may change significantly over time and investors could lose all or part of their investment as a result.
●	We have substantial indebtedness, which may limit our financial flexibility.
●	The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
●	Conversion of our 2026 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. These risks are more fully described below, and these risks are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Relating to the Company’s Business and Industry

Our brands and businesses, including our insurance business, operate in an especially competitive and evolving industry.

Our brands and businesses operate in home-related product and service industries, which industries include insurance, mortgage, warranty, moving services, inspection services, home repair, and marketing, financial and other software for home services companies; all of which are competitive, with many existing competitors and a consistent and growing stream of new entrants, services and products. Some of our competitors are well-established, have greater functional and compliance maturity, or enjoy better competitive positions with respect to certain geographical areas, consumer and service provider demographics, and/or types of services offered. Some of our competitors have stronger brand name recognition, better economies of scale, more developed software platforms or other intellectual property, and/or better access to capital. Additionally, the home and home-related services industries continue to undergo consolidation and vertical integration, which may make it more difficult to compete with existing competitors and new entrants. Any of these advantages could enable these competitors to reach more consumers and service providers than we do, offer products and services that are more appealing to consumers and service providers than our products and services, and respond more quickly and/or cost effectively than we do to evolving market opportunities and trends, any of which could adversely affect our business, financial condition and results of operations. Alternatively, our innovative business model and our limited track record as a public company may cause confusion in the market such that failures of our competitors or companies operating in similar or adjacent spaces may impact consumer or investor perceptions of the digital home services industry as a whole.

If we are unable to compete effectively against new competitors, services or products or unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, could result in decreases in the size and level of engagement of our consumer and service provider bases, any of which could adversely affect our business, financial condition and results of operations.

We rely on strategic, proprietary relationships with third parties to provide us with access to personal data and information, and property data.

We rely on strategic relationships with third parties, including home services companies, to provide us with personal information, including property data, about their customers in exchange for giving such companies access to our ERP and CRM services or other value. In the future, any of these third parties could sever its relationship with us, change its data sharing policies, including making them more restrictive, or alter its own data collection practices, any of which could result in the loss of, or significant impairment to, our ability to access, collect and use personal information about their customers or consumers.

We also license data from third-party data brokers and other data suppliers. However, we cannot assure you that we will continue to be able to access, collect or use personal information or property data provided by consumers, service providers and commercial partners as we currently do or may want to do in the future. Our ability to access, collect and use personal information and property data provided by these parties may be adversely affected by federal and state laws and regulations that make it burdensome for us to collect or use personal information and property data, privacy concerns of the individuals from whom we collect personal information, privacy and reputational concerns of commercial partners that provide us with end customer personal information and property data, and adverse consumer reaction to our marketing practices.

We also use consumer data that we directly collect from consumers or license from third parties to engage in targeted marketing based upon such consumer data and their online behavior. Practices in this industry are under scrutiny by federal and state law enforcement agencies and regulators in light of new and proposed federal and state laws, and pressure from some lawmakers and privacy advocates regarding how consumer data is collected and used in the ad tech industry. If we are unable to collect information from our customers or our service providers and commercial partners do not continue to provide us with information of their customers, or if applicable laws prohibit or materially impair our use of such information, our ability to provide services to consumers and drive consumer access to service providers may be materially impacted. This may make our products, services and pricing for such products and services less appealing to consumers and service providers, which in turn may lead to reduced utilization of our products and services. To the extent any of the foregoing occurs, our business, financial condition and results of operations may be adversely impacted.

We rely on our ability to reach home services companies’ customers and home service-related consumers earlier than our competitors, and throughout the homebuying and homeownership journey. Our competitors could find ways to reach these customers and consumers earlier than us or at other times during the homebuying and homeownership journey.

Our consumer access model allows us to market and offer services to home services companies’ customers very early and throughout the homebuying and homeowning journey. We also have relationships with commercial partners that provide us with data about consumers who may require a variety of home services early and throughout the homebuying and homeownership journey. There can be no assurances that we will continue to receive access to these customers and consumers relative to our competitors. Our competitors may adopt a similar model or may develop a new model that affords them similar or earlier access. Any erosion of our competitive advantage in access to home services companies’ customers and home service-related consumers may impair future opportunities to monetize those customers, which in turn could adversely impact our business, financial condition and results of operations. Even if we capture early access to home services companies’ customers, if we are unable to convert that access into sales of our services and products, it could negatively impact revenue growth and adversely impact our business, financial condition and results of operations.

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

Our growth therefore depends on our ability to attract new customers, maintain existing customers and sell additional products and services to existing customers. This depends on our ability to understand and anticipate customers’ needs and our ability to deliver consistent, reliable, high-quality services and products. If we fail to engage new customers, continue to re-engage with our existing customers or to cross-sell additional services, our operating results could be materially impacted.

We rely on our ability to retain home services companies who use our software and services and our retention rates could be impacted if we are not able to sustain our competitive advantages related to our value proposition.

Our consumer access model, whereby home services companies use our software for a discounted rate or receive other value in exchange for providing access rights to their end customers, helps us generate revenue from such customers. There can be no assurances that home services companies will use or retain our software and services, or provide us access rights to their end customers. Our retention rates could be impacted by, among other things, more desirable software and services from competitors, software developed in house by home services companies and acquisitions, consolidations and other changes to the structure and dynamics of the home and home-related services industries that may make our ERM and CRP offerings less desirable or valuable. If adoption and retention rates of our software and services decline, our growth prospects, business, financial condition and results of operations could be impaired.

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

Our efforts to develop new insurance products, expand in targeted insurance markets, improve business processes and workflows, or make acquisitions may not be successful and may create enhanced risk.

Our efforts to develop new products, expand in targeted insurance markets, improve business processes and workflows, or make acquisitions may require us to make substantial expenditures and may not be successful, and even if successful, they may create additional risks:

●	Changes to our business processes or workflow, including the use of new technologies, may give rise to execution risk.
●	Models underlying automated underwriting and pricing decisions may not be effective.
●	Demand for new products or expansion into new markets may not meet our expectations.
●	New products or services and expansion into new markets may change our risk exposures, and the data models we use to manage such exposures may not be as effective as those used in existing markets or with existing products.
●	Acquisitions may not be successfully integrated, resulting in substantial disruption, costs, or delays, and adversely affecting our ability to compete, and may also result in unforeseen liabilities or impact our credit ratings, and
●	In connection with the conversion of policyholders to a new product, some policyholders’ pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins.

These efforts may require substantial expenditures, which may negatively impact results in the near term and if not successful, could materially and adversely affect our business, financial condition, and results of operations

Marketing efforts designed to drive traffic to our brands and businesses may not be successful or cost-effective.

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

The incidence, frequency and severity of weather events, extensive wildfires, and other catastrophes, particularly occurring where Porch has a concentration of homeowners insurance policyholders, or that adversely impact consumer confidence and spending behavior in the industries we serve, could have a material effect on our results of operations and financial condition.

In particular, severe weather events and the effects of climate change, including, extensive wildfires, drought, flooding and other catastrophes, and the frequency of such events, as well as the impacts of future global pandemics and other health crises, may harm our insurance business. For example, as it relates to our insurance agency, if carriers restrict the sale of policies in certain geographical areas and/or for certain types of coverage or if they increase their premiums as a result of these events, it could result in fewer carriers whose policies we could offer to our customers and otherwise make policies harder to sell. As it relates to our insurance carrier entity, we will be exposed to a portion of these losses directly. While we intend to manage our risk via reinsurance, there can be no guarantee this will adequately reduce our exposure to losses, including, but not limited to, the inability to negotiate reinsurance contracts at renewal at acceptable terms or at all, large catastrophes that exceed the our aggregate reinsurance coverage limits, the inability or unwillingness of counterparties to pay us reinsurance receivables we believe we are owed, and multiple losses in a single year that exceed our ability to reinstate reinsurance contracts. The availability of reinsurance and its price, however, are generally determined in the reinsurance market by conditions beyond the Company’s control. Additionally, significant increase in insurance claims and the cost of the claims by consumers who purchase our insurance could reduce our access to reinsurance.

These events have in the past and could in the future negatively affect the economy in general, and the housing and home services markets in particular. For example, our business was adversely impacted by the outbreak of COVID-19. The extent to which future global pandemics and health crises impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, employees, and other partners.

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

Our brands and businesses are sensitive to general economic events, trends and conditions, including those related to, without limitation, the housing and financial markets, which impact the demand for certain of our products and services.

Our businesses are sensitive to events and trends, such as a general economic downturn, health of the housing market, inflation or sudden disruption in business conditions, a recession or fears of a recession, consumer confidence, spending levels and access to credit, which could result in decreases in demand for insurance, home mortgages, warranty, moving and inspection services, home repair, and marketing, financial and other software for home services companies and providers. Any such decreases could result in turnover of our consumer and service provider base and/or adversely impact the breadth of services offered through our service market platform, our home-related services, and our warranty and insurance products.

Demand for certain of our products and services generally decrease as the number of housing purchasing and refinance transactions decrease. The housing market is seasonal, cyclical and affected by significant conditions beyond the Company’s control. The number of housing transactions in which certain of the Company’s products and services are purchased have been, and may continue to be impacted by the following situations, among others:

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

Any adverse impact on a macro level to the housing or financial markets generally could have an adverse impact on our business, results of operations and financial condition.

Our success will depend, in part, on our ability to build a consumer brand, maintain and/or enhance our existing brands, and the brands of our recently acquired companies.

We believe that our success depends, in substantial part, on our ability to build a consumer brand, while maintaining and enhancing our established brands, that increases awareness and consumer loyalty with respect to our new, emerging and recently acquired brands. Events that could negatively impact our brands and brand-building efforts include service quality concerns, service provider quality concerns, brand confusion, consumer and service provider complaints and lawsuits, advertising or marketing that is ineffective or that is perceived as excessive or untimely, inappropriate and/or unlawful acts perpetrated by service providers, actions or proceedings commenced by governmental or regulatory authorities, data protection and security breaches, and negative publicity related to the foregoing. Any factors that negatively impact our brands could adversely affect our business, financial condition, and results of operations.

In addition, trust in the integrity and objective, unbiased nature of the service provider options we present to consumers as well as any ratings, reviews and information with respect to service provider qualification and experience found across our various brands contributes significantly to public perception of these brands and their ability to attract consumers, employees, and service providers and other partners. If the options available to consumers or consumer reviews are perceived as not authentic in general, the reputation and strength of the relevant brands could be materially and adversely affected. Additionally, our service marketplace platform aggregates service provider reviews from third-

party platforms. If these third-party platform reviews are inaccurate or misleading, consumers may lose confidence in the reliability of the ratings displayed on our site, which could in turn negatively impact our brand and reputation, and we may be subject to claims of misrepresentation.

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

Our business depends, in part, on our ability to satisfy our home services companies, consumers and service providers, both by providing access to services that address the needs of consumers and service providers and providing services and software-based solutions to home services companies that address their business needs. Our customer support personnel also sell our products and services. If our sales efforts are not satisfactory, consumers may choose not to do business with us, or we may suffer reputational costs. Additionally, our home services companies, consumers and service providers depend on our customer support personnel to resolve technical issues relating to use of our products and services. We may be unable to respond quickly to accommodate short-term increases in demand for support services or may otherwise encounter a customer service issue that is difficult to resolve. If a home services company, consumer or service provider is not satisfied with the quality or responsiveness of our customer service, we could incur additional costs to address the situation or the home services company, service provider, or consumer (and commercial partners who provide us with their customers’ data) may choose not to do business with us or we may suffer reputational costs. As we do not separately charge our home services companies, consumers and service providers for support services, increased demand for our support services would increase costs without corresponding revenue, which could adversely affect our business, financial condition and results of operations. In addition, regardless of the quality or responsiveness of our customer service efforts, home services companies, consumers, service providers and commercial partners that are not satisfied with outcomes may choose to terminate, or not to renew, their relationships with us.

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

If personal, confidential, or sensitive user information or property data that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate, and our reputation could be harmed.

We receive, process, store and transmit a significant amount of personal, confidential or sensitive personal information and property data about consumers that use our products and services, as well as our employees. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators, impacted individuals and commercial partners, and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. If we or any third party that we engage to host our platforms or to otherwise store or process data experience a breach of security, third parties could gain unauthorized access to personal data about our users and subscribers. As a result, or associated with any required regulatory disclosures, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions), claims for breach of contract and/or indemnity by third parties, and harm to the reputation of our brands and business, each of which could adversely affect our business, financial condition and results of operations. A single breach could result in claims for damages or indemnification from many counterparties. Any such breach or other unauthorized access could indirectly harm the reputation of our brands and businesses and, in turn, adversely affect our business, financial condition and results of operations. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties including service providers, could indirectly harm the reputation of our brands and businesses and, in turn, adversely affect our business, financial condition and results of operations.

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

As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of certain channels such as telephone, email or direct mail has declined, particularly among younger consumers, and we expect this trend to continue. In addition, regulatory, deliverability and other restrictions could limit or prevent our ability to these channels to communicate with home services companies, consumers and service providers. The use of internet to reach consumers or service providers are subject to various laws and regulations governing digital commerce, the internet, mobile applications, search engine optimization, behavioral advertising, privacy and email marketing, and the enforcement of laws and regulations, including further development and adoption of new laws and regulations in this area may have a negative impact on our business. Furthermore, third-party operators of the channels we use to communicate with these groups may face pressure from regulators to give end users the ability to block, mute or otherwise disfavor certain types of marketing communications via such channels. We cannot assure you that any alternative means of communication will be as effective as our current messaging channels have been. A continued and significant erosion in our ability to communicate with these groups for any reason could adversely impact the overall user experience, consumer and service provider engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations.

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

The framework described above could be damaged or interrupted at any time for any number of reasons, such as fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all or result in the provision of our products and services on a delayed or intermittent basis and/or result in the loss of critical data. While we and the third parties upon whom we rely on have certain backup systems in place for certain aspects of our respective frameworks, none of our frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate us for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.

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

As of January 2023, we have over 800 individual independent contractors in aggregate located across Mexico, Costa Rica, India, and Canada. As a result, we are subject to certain additional risks related to independent contractors in foreign jurisdictions, including risks related to misclassification of such independent contractors under local law, compliance with other applicable local labor laws, resistance of commercial partners to off-shoring of customer service functions and related consumer data, fluctuations in foreign currencies, changes in the economic strength of Mexico, Costa Rica, India and Canada, difficulties in enforcing contractual obligations and intellectual property rights, economic sanctions and social, political and economic instability. In particular, the Mexican Congress of the Union has recently considered a bill which would impose additional restrictions on independent contracting practices, which could make it more expensive or difficult to retain the services of independent contractors in Mexico.

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

Although our current remote work environment facilitates our ability to attract talent across a wider geographic base, we must adopt new techniques and tools to effectively train and integrate new hires and preserve our culture. Failure to effectively train our employees could create challenges for us in maintaining high levels of employee awareness of, and compliance with, our internal procedures and external regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs, while failure to preserve our culture for any reason could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy.

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs could adversely affect our business, results of operations and financial condition.

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

In connection with the audits of our financial statements for the years ended December 31, 2021, and December 31, 2022, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, the material weakness in our internal control over financial reporting related to the ineffective design and operation of information technology (IT) general controls over the IT systems supporting the Company’s subsidiary, Homeowners of America (HOA). Business process controls (automated and manual) that are dependent on the ineffective IT systems, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective. We acquired HOA on April 5, 2021 and HOA was excluded from our assessment of the effectiveness of internal control over financial reporting in 2021.

Our planned remediation efforts related to the above identified material weakness include:

●	Reassess the existing IT general controls to determine if they are appropriately designed to meet the control objectives;
●	Perform ongoing trainings with control performers to improve documentation that supports effective control activities, including IT general controls over logical user access;
●	Design and implement additional monitoring controls necessary to detect misstatements over data produced by relevant financial systems at HOA;
●	Determine if additional investments are needed to upgrade or replace existing systems which do not have the appropriate infrastructure to meet the requirements of our internal control framework; and
●	Expand the available resources at the Company with experience in designing and implementing control activities, including information technology general controls and automated controls.

The material weakness that the Company had in 2021 related to the following areas, which weaknesses were remediated during 2022: (i) the design and implementation of information technology general controls in the areas of user access and program change-management for systems, and related process-level automated controls, supporting the Company’s internal control processes (ii) the identification, design, implementation, and retention of evidence of control activities, including controls over the completeness and accuracy of information produced by the entity that is used in the operation of its control activities; and, (iii) the quantity of personnel across the organization to design and operate internal controls commensurate with the nature, growth, and complexity of our business. For more information, see Part I, Item 9A. Controls and Procedures in this Form 10-K.

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

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

●	economic trends related to high growth software companies, companies not yet profitable, home-related companies, companies that went public through a special purpose acquisition company (SPAC) transaction, the home services and insurance industries, and general economic, industry and market conditions;
●	seasonality;
●	the extent to which home services companies, service providers and consumers employ our platform;
●	the extent to which new home services companies, consumers, service providers, and commercial partners are attracted to our solutions to satisfy their (and in the case of home services companies and commercial partners, their customers’) needs;
●	the timing, commitment levels, and revenue share rates at which we enter into agreement for our solutions with home services companies and service providers, along with their ongoing capacity and fulfillment performance to handle volume and the effectiveness of our marketing and affiliate channels to drive volume to our network;
●	the volume of consumer referrals that home services companies and commercial partners send to us, and the addition or loss of large home services companies or commercial partners, including through acquisitions or consolidations;
●	the mix of home services companies and commercial partners across small, mid-sized and large organizations;
●	changes in our pricing policies or those of our competitors, including loss of customers due to increased price of our policies;
●	volatility in commissions from our insurance business;
●	severe weather events, extensive wildfires and other catastrophes, and the frequency of any of the foregoing, including the effects of climate change and global pandemics;
●	volatility, as well as severity, in claims from our insurance business;
●	widespread claim costs associated with P&C claims;
●	losses resulting from actual policy experience that is adverse to assumptions made in product pricing;
●	the timing and delay in introducing new policy pricing due to seeking regulatory approval for price changes
●	losses resulting from a decline in the value of our invested assets;
●	declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties with whom we transact business or to whom we have credit exposure, including reinsurers, and declines in the value of investments;
●	the financial health of our home services companies, consumers, service providers, and commercial partners;
●	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
●	the timing and success of new solutions introduced by us;
●	the timing and success of current and new products and services introduced by our competitors;
●	other changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	our ability to manage our existing business and future growth, including increases in the number of customers on our platform and new geographic regions; and
●	various other factors, including those related to significant disruptions in our systems and platform infrastructure risks related to independent contractors, and privacy and data security breaches, each of which is described elsewhere in this “Risk Factors” section.

Our earnings guidance and resulting external analyst estimates are largely based on our view of our business and the broader housing, housing services and insurance markets. Further, there is additional risk in our ability to accurately forecast our operational and financial performance and provide earnings guidance as a result of evolving economic downturn, continued inflationary cost increases and uncertainty of frequency and severity of weather events and related claims. Failure to meet our guidance or analyst expectations for earnings would have an adverse impact on the market price of our common stock.

We may be unable to access the capital markets when needed, which could adversely affect the ability to take advantage of business opportunities as they arise and to fund operations in a cost-effective manner.

Our ability to grow our business depends, in part on the ability to access capital when needed to provide statutory surplus. Capital markets may become illiquid from time to time, and we cannot predict the extent and duration of future economic and market disruptions or the impact of any government interventions. We may not be able to obtain financing on acceptable terms, or at all. If we require capital but cannot raise it or cannot obtain financing on acceptable terms, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to execute our long-term growth strategy.

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

We have experienced net losses in each year since our inception. We incurred operating losses of $177.0 million, $83.1 million and $42.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and as of December 31, 2022, we had an accumulated deficit of $585.0 million. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability, and even if we do, we may not be able to maintain or increase profitability. While we are undertaking efforts that we believe will increase our revenue, these efforts may not be sufficiently successful in order to offset these expenses. Many of our efforts to generate additional revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. Our recent growth in revenue and number of home services companies, consumers, service providers and commercial partners may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this “Risk Factors” section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

We have incurred and will continue to incur increased costs as a result of being a public company that reports to the SEC and our management will be required to devote substantial time to meet compliance obligations.

As a public company reporting to the SEC, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, on July 21, 2010, the Dodd-Frank Wall

Street Reform and Protection Act was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

Compliance with public company requirements is costly and makes certain activities more time-consuming generally, and those costs will increase if we continue to acquire new companies, in particular. A number of those requirements will require us to carry out activities we, or an acquired company, have not done previously. For example, we have adopted and will continue to adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it.

Companies are also facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosures. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and harm our business. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG related compliance costs could impact our operations and business.

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

As of December 31, 2022, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $410.9 million and $250.1 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire in 2031, and the state net operating loss carryforward amounts will begin to expire in 2023. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. The Company has determined that it has experienced a limited number of ownership changes in its history, but have concluded that the resulting limitation does not impose any significant constraints on the benefit of its tax attributes. Additional ownership changes may occur in the future.

Risks Relating to Our Insurance Business

We face a variety of risks through our expansion into the insurance business.

In 2020, we expanded our lines of business to include home, auto, flood and umbrella insurance through the formation and licensure of EIG, our wholly owned licensed insurance agency. In addition, in 2021, we expanded our insurance operations through the acquisition of HOA, a leading property and casualty insurance company focused on products in the residential homeowner space. We are a full-service insurance company operating in 21 states exposing us to the additional risks of underwriting and of handling and managing insurance claims. Other risks of our entry into the insurance business include, without limitation, difficulties integrating the new insurance business with our ongoing operations, potential diversion of management’s time and other resources from our previously-established lines of business, the need for additional capital and other resources to expand into this new line of business, and inefficient integration of operational and management systems and controls.

Claims by consumers against an agency’s errors and omissions (E&O) insurance coverage are common in the insurance industry. If a carrier denies a consumer’s claim under an insurance policy or the consumer has insufficient coverage and the consumer therefore has to pay out of pocket for a loss, the consumer often seeks relief from agency that sold the policy. While we maintain E&O coverage, we could experience losses if claims by consumers exceed our coverage limitations. In addition, if we were to experience a significant number of claims or if our E&O coverage were to lapse, insurance providers could elect to terminate their relationships with us, and we could face challenges in finding replacement coverage.

Furthermore, we bear the cost of paying insured claims. As a result, the likelihood of being significantly affected by the risks inherent to the insurance industry, and the magnitude of such risks, are increased. Although we follow the industry practice of transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk or securing excess of loss reinsurance coverage, we may not be able to successfully mitigate our risk through such reinsurance arrangements. Although reinsurance would make the reinsurer liable to us to the extent the risk is transferred to the reinsurer or we have coverage under an excess of loss reinsurance arrangement, it will not relieve us of our liability to our policyholders. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations. In addition, reinsurance may not be available for an acceptable cost or at all. Failure to successfully mitigate an acceptable portion of our risk could materially and adversely affect our ability to write insurance business and harm our business. If our actual losses from insured claims were to exceed our loss reserves, our business, financial condition and results of operations would be adversely affected.

The Company has implemented a reinsurance program, which includes the use of a captive reinsurer. Under this arrangement, the captive owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflect a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including, but not limited to, continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted.

HOA is highly dependent on maintaining successful relationships with third-party independent agents and agencies. Negative changes in such relationships could adversely affect HOA’s insurance business, including, but not limited to, reduced sales, the loss of existing policies, the need to lower prices, or the need to pay higher commissions. In addition, although such agents/agencies are appointed as independent contractors with the authority to solicit and bind insurance policies on HOA’s behalf any misconduct on their part could have an adverse effect on our business, financial conditions, reputation and results of operations.

The financial strength ratings of our insurance subsidiaries could be downgraded.

Financial strength ratings reflect a rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, strategic position and ability to meet obligations to policyholders. Our ratings are subject to periodic review and there is no assurance that our ratings will not be changed. Rating agencies could change or expand their requirements or could find that our insurance subsidiaries no longer meet the criteria established for current ratings. If our insurer financial strength ratings were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers and lenders would be likely to not accept our insurance as sufficient to protect their collateral. Either or both could have severe financial consequences for our insurance subsidiaries.

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

We sell insurance policies to consumers as the insurance agency and then receive commissions from the insurance carriers. As we continue our growth in the insurance space and expansion from an insurance agency to a managed general agency or insurance carrier, we expect to derive a greater percentage of our insurance revenue from insurance policies and reinsurance policies. Our agreements with insurance carriers are short-term agreements, and many of the insurance carriers can end their business with us at any time with no notice. We expect any future agreements with reinsurers will typically have annual terms. As a result, we cannot guarantee that insurance carriers or reinsurers will continue to work with us, or, if they do, we cannot guarantee the commissions they will pay in the first year of the policy as well as each additional year. The commissions we earn are based on premiums and commission rates set by the carriers, and any decreases in these premiums or commission rates, including as a result of adverse trends in the insurance industry, would decrease our revenue. In addition, we may not be able to attract new insurance carriers or reinsurers to our services or increase the amount of revenue we earn from our insurance business over time. The insurance business is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

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

Our insurance subsidiaries are dependent on the use of reinsurance.

The Company’s consolidated financial statements reflect the effects of reinsurance transactions. The primary purpose of reinsurance is to protect the Company, at a cost, from losses in excess of the amount it is prepared to accept and to protect the Company’s capital. Reinsurance is placed on both a quota-share and excess-of-loss basis. Ceded reinsurance arrangements do not discharge the Company as the primary insurer and if reinsurers are unable or unwilling to pay or if we do not purchase sufficient reinsurance, it could seriously impact our insurance subsidiaries.

Additionally, our net premiums written and earned will be impacted by the amount of premiums we cede under our reinsurance transactions. The amount of profit commission we receive, which reduces the amount of premiums we cede, is variable year-to-year and is dependent on the amount of losses ceded. Changes from one year to the next or within a year could substantially change the financial performance of our insurance subsidiaries, the amount of capital available for our insurance subsidiaries or both.

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

We may be unable to negotiate new reinsurance contracts to provide continuous coverage or negotiate reinsurance on the same terms and rates as are currently available, as such availability depends in part on factors outside of our control. A new contract may cost more, or may not provide sufficient reinsurance protection. Market forces and external factors, such as significant losses from hurricanes or terrorist attacks or an increase in capital requirements, has impacted, and likely to continue to impact, the availability and cost of the reinsurance we purchase. If we were unable to maintain our current level of reinsurance, extend our reinsurance contracts or purchase new reinsurance protection in amounts that we consider sufficient at current or acceptable prices, we would have to either accept an increase in our exposure, reduce our insurance writings or develop or seek other alternatives.

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

Similarly, our wholly-owned, Cayman Islands-based captive reinsurer, Porticus Re, is subject to additional capital and other regulatory requirements imposed by the CIMA. Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of Porticus Re’s Class B(iii) insurer license, which could adversely impact our ability to improve our overall capital efficiency and support our “capital-light” model.

As an emerging entrant to the insurance industry, we may face additional capital and surplus requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could result in increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business.

Our insurance businesses’ loss reserves may be inadequate to cover actual losses.

Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex, and inherently uncertain process involving many variables and subjective judgments, Significant periods of time can elapse between the occurrence of an insured loss, the reporting of a claim, and payment of that claim. Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability of our insurance businesses. These estimates are based on the analysis of historical loss development patterns and on estimates of current labor and material costs. The various factors reviewed include:

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

Our insurance businesses could be forced to sell investments to meet liquidity requirements.

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

Our business may also be adversely affected by downturns in the home, auto, flood and umbrella insurance industries, and the cyclical nature of the insurance industry.

Through our wholly owned subsidiary and licensed insurance agency EIG, we primarily serve customers in the homeowners’ insurance market. We also sell auto, flood and umbrella insurance and we expect sales in those markets to increase in the future. Decreases in consumer demand in the home and automotive industries in general could adversely affect the demand for insurance and, in turn, the number of consumers we provide insurance quotes and corresponding sales. For example, negative trends in the real estate industry, such as decreases rental payments and increases in home values have the potential to adversely affect home purchases and to decrease the demand for homeowners, flood and umbrella insurance. In addition, consumer purchases of homes and new and used automobiles generally decline during recessionary periods and other periods in which income is adversely affected and may be affected by negative trends in the broader economy, including the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

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

There can be no assurance that our planned formation of a reciprocal exchange will receive regulatory approval, and if obtained, that the approval would be based on terms as proposed or subject to additional requirements that may not be acceptable to the Company.

There can be no assurance that the Texas reciprocal exchange (the “Reciprocal”) will commence business. Porch has announced plans to file an application with the Texas Department of Insurance (“TDI”) to form and license the Reciprocal. Applications of this nature involve intensive dialog with regulators that can result in material changes to all aspects of the business plan originally presented, including changes that could cause Porch to terminate and not proceed with its plans to form the Reciprocal. Matters within the scope of the TDI’s review include but are not limited to those listed below:

●	the adequacy of the Reciprocal's and HOAIC’s capitalization and methods used to capitalize it;
●	the terms of the Reciprocal's governing documents, including the compensation paid to the attorney-in-fact;
●	the premiums to be charged by the Reciprocal and the benefits offered to its subscribers;
●	the amount and duration of the subscriber contribution paid by its subscribers
●	the Reciprocal’s relationship with Porticus Re, HOA’s managing general agency and EIG, including reinsurance premium, commissions and fees charged by them for services as general agent;
●	the powers and composition of the Reciprocal’s subscribers' committee; and
●	the terms of sale of HOAIC to the Reciprocal.

Insurance is regulated on a state-by-state basis. Approval by the TDI, if obtained, applies only to the Reciprocal's ability to operate in Texas. Expansion outside of Texas will require additional state-by-state applications, with each application subject to dialog with state regulators that can result in changes unfavorable the Reciprocal, including changes that could cause Porch to terminate plans to expand the Reciprocal into specific states.

Under existing GAAP, we expect the Reciprocal will consolidate with Porch for financial reporting purposes. While deconsolidation of the Reciprocal from Porch is a goal, there is no assurance that our plan for achieving deconsolidation will be successful, nor can there be any assurance that deconsolidation will be achieved in the future. Accordingly, all the risk factors identified in this section that currently adversely affect our existing insurance business will continue to adversely affect our business, prospects, financial condition and results of operations if the Reciprocal successfully commences business.

If Porch’s plans are implemented, the sole sources of insurance income available to Porch will be (a) the management fee received by its subsidiary that will serve as the attorney-in-fact of the Reciprocal, (b) commissions and fees charged by HOA’s managing general agency and EIF for services as general agent and (c) reinsurance premiums paid by the Reciprocal to Porticus Re, our Cayman Islands captive reinsurance company.

An attorney-in-fact's income is the product of two factors: (a) the gross written premium paid to the reciprocal exchange by subscribers plus reinsurance premiums paid to the reciprocal exchange by affiliated insurers, multiplied by (b) the percentage of gross written premium set by the reciprocal exchange's governing documents. Porch has proposed governing documents that set a maximum fee, but allow the attorney-in-fact to set a lower fee. There are various factors that can influence the attorney-in-fact’s decision to set the fee at a specific level including, but not limited to, the reciprocal exchange's financial strength, capital position, projected revenue and expenses and competitive position in the market.

If the amount of gross written premiums paid to the Reciprocal decreases for any reason, the fee revenue of the attorney-in-fact will correspondingly decrease. The risk factors that adversely affect insurance sales within our existing insurance businesses will apply to insurance sales by the Reciprocal. As an entirely new entity, there can be no assurance how the Reciprocal will be received by consumers, regulators, rating agencies, and entities that historically refer business to HOA. Our efforts to encourage a transition of policyholders from HOAIC to the Reciprocal may result in a number of existing HOAIC policyholders shifting their business to other insurers, leading to a decrease in the overall level of premium currently written in the insurance segment of our business.

Likewise, if the fee percentage decreases, the fee revenue to the attorney-in-fact will correspondingly decrease. Events that may result in a decrease in an attorney-in-fact's fee include, but are not limited to price competition, regulatory disapproval of our rates or the AIF fee.

An attorney-in-fact is a separate legal entity from a reciprocal exchange. Porch will be the owner of the attorney-in-fact and will not possess any legal ownership in the reciprocal exchange. If the Reciprocal terminates Porch as its attorney-in-fact, it will no longer have access to the attorney-in-fact fees or reinsurance premiums as sources of revenue.

A reciprocal exchange has no mechanism by which dividends or distributions of profits can be paid to an attorney-in-fact. The sale of HOAIC to the Reciprocal will result in Porch no longer having access to dividends from HOAIC. Except for the fees and commissions paid to the AIF, [MGA] and EIG, Porch will derive no cash flow benefit from profitable operating results in the Reciprocal or HOAIC.

Nothing in the laws governing Texas reciprocal exchanges makes an attorney-in-fact liable for losses incurred by a reciprocal exchange. Nevertheless, Porch, through its ownership of the AIF, will have an interest in the financial condition of the Reciprocal. If the Reciprocal fails to maintain acceptable levels of financial strength and ratings, its competitive position in the market would be adversely affected. Anything that adversely affects premium income to the Reciprocal results in decreased fee revenue to the AIF. Porch may, for various business reasons impossible at present to predict, decide to provide additional surplus to the Reciprocal in response to future adverse financial developments in the Reciprocal's business. Nothing herein, however, constitutes a commitment by Porch to make contributions to the surplus of the Reciprocal under any circumstances.

In the unlikely event that the Reciprocal were to become insolvent, existing law allows the TDI to commence a receivership proceeding over the Reciprocal. An exchange cannot be a debtor under the Federal Bankruptcy Code. A Texas receiver may be able to compel the attorney-in-fact to continue providing services to a reciprocal exchange that is involved in a receivership proceeding. A Texas receiver may also bring action against an attorney-in-fact within a receivership proceeding based on available theories of damages arising from the attorney-in-fact's management of the reciprocal exchange. While various single business enterprise theories may also be asserted by a Texas receiver to obtain jurisdiction over the assets of an attorney-in-fact, the success of any such assertion of jurisdiction is uncertain under existing law and would be highly dependent upon the facts and circumstances existing at the time.

The material risks to Porch from operating its insurance business through a reciprocal exchange may differ considerably from risks described herein due to requirements imposed on Porch and the Reciprocal by the TDI as conditions for approving the formation and licensing of the Reciprocal, or by insurance regulators in other states as conditions for granting insurance licenses to the Reciprocal, which requirements cannot be known at this time.

Risks Relating to Compliance with Laws and Regulations, and Litigation

Our insurance businesses are subject to state governmental regulation, which could limit the growth of our insurance businesses and impose additional costs on us.

Our insurance businesses are subject to extensive regulation and supervision by individual state insurance departments in the states where they transact business. This regulation is generally designed to protect the interests of customers, and not necessarily the interests of insurers or agents, their shareholders, or other investors. Numerous aspects of our insurance businesses are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to renew or elect not to renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other underwriting factors, as well as other underwriting and claims practices. To the extent our insurance businesses decide to expand product offerings to include other insurance products, such as pet, auto, or life insurance, this would subject them to additional regulatory requirements and scrutiny in each state where it elects to offer such products. States may also regulate various aspects of the contractual relationships between insurers and independent agents.

Such laws and regulations are usually overseen and enforced by various insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions may result in rate suppression, limit the ability of our insurance businesses to manage exposure to unprofitable or volatile risks, or lead to fines, premium refunds, or other adverse consequences. As a result of noncompliance, regulators could impose fines or other penalties, including cease-and-desist orders for an individual state, or all states, until the identified noncompliance is rectified.

Our insurance businesses are also subject to examinations by the insurance departments of corresponding to the state where domiciled. The insurance department may, at any time, conduct special or targeted examinations to address concerns or perceived deficiencies. Insurance regulators of other states in which our insurance businesses are licensed to sell insurance may also conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive, or other corrective action.

Our insurance businesses maintain licenses with a number of individual state insurance departments. If we are unable to comply with such regulations, we may be precluded or temporarily suspended from carrying on some or all of the activities of our insurance businesses or otherwise be fined or penalized in a given jurisdiction. Additionally, actual or perceived failure to comply with such state regulation may give rise to a right to terminate under arrangements with the insurance providers. Our continued ability to maintain our insurance licenses in the jurisdictions in which we are licensed or to expand to new operations or new jurisdictions depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance companies and agencies, any of which could result in the expenditure of significant management time or financial resources.

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

Certain states require insurers, such as HOA, to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet underwriting guidelines for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. State insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the ground that this could lead to market disruption. Laws and regulations that limit cancellations and non-renewals of policies or that subject withdrawal plans prior to approval requirements may significantly restrict our insurance businesses’ ability to exit unprofitable markets. Such actions and related regulatory restrictions may limit their ability to reduce potential exposure to hurricane-related losses.

Furthermore, certain states have enacted laws requiring an insurer conducting business in that state to participate in assigned risk and/or shared market plans. For example, state law requires all companies licensed to write property insurance in Texas to be a member of the Texas Windstorm Insurance Association (TWIA). TWIA provides basic property coverage to applicants in certain designated catastrophe areas who are unable to obtain insurance in the private market. Carrier participation is based on the amount of a company’s voluntary market share. In these markets, our insurance business, Homeowners of America Insurance Company (HOAIC), may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Alternatively, as TWIA recognizes a financial deficit, it has the ability to assess participating insurers, adversely affecting our results of operations and financial condition. Furthermore, certain states require insurers to participate in guaranty funds for impaired or insolvent companies. These funds periodically assess losses against all insurance companies doing business in the state. During 2022, HOAIC was subject to guaranty fund assessments in Texas and South Carolina. Our results of operations and financial condition could be adversely affected by any of these factors.

Certain of our business customers (namely, including loan officers, mortgage companies, financial institutions and other companies’ business customers that may be involved in the home purchase, mortgage and settlement process) are or may be, and in some cases we are or may be, subject to, and/or we may facilitate compliance with, a variety of federal, state, and local laws, including those related to consumer protection and financial services.

Many of our customers and prospective customers are highly regulated and, of that group, may be required to comply with stringent regulations in connection with performing business functions that our products and services address. In some cases, we facilitate (directly or indirectly) compliance with these regulatory requirements. While we currently operate our business in an effort to ensure our business itself is not subject to extensive regulation, there is a risk that certain regulations could become applicable to us, including as we expand the functionality of, and services offered through our platforms. In addition, we and our partners, vendors, and other service providers must comply with laws and regulatory regimes that apply to us directly and our partners, vendors, and other service providers indirectly, such as through certain of our products and/or our contractual relationships with our customers.

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

or abusive acts or practices in connection with any consumer financial product, warranty contract or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;
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

Furthermore, federal and state officials are discussing various potential changes to laws and regulations that could impact us, including additional data privacy regulations, among others. Changes in these areas, generally in the regulatory environment in which we and our customers operate, could adversely impact our competitive position and results of operations.

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that our compliance policies and procedures will be effective. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, states’ regulatory agencies, as well as local municipalities, could further regulate the relevant industries in ways that make it more difficult or costly for us to offer our products and related services. These laws also are often subject to changes that could severely limit the operations of our business model. Further, changes in the regulatory application and/or judicial interpretation of the laws and regulations applicable to our businesses could also impact the manner in which we conduct our business. If we or our partners, vendors or other service providers are found to be in non-compliance with applicable laws, we could become subject to greater scrutiny by federal and/or state regulatory agencies, and/or face other sanctions, which may have an adverse effect on our ability to continue to provide our services or make our products and related services available in particular states, or utilize the services of third-party providers, which may harm our business. In addition, non-compliance could subject us to damages, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, all of which would adversely affect our business, financial condition, and results of operations.

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

Moreover, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various state legislatures (including those in Illinois, New York, Virginia and Washington). Other U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA became effective January 1, 2020, and imposes strict requirements and restrictions on the use of personal information with respect to California consumers, including mandating that companies provide consumers with information with respect to personal information being collected about them and how it is being used upon request, as well granting consumers significant control over the use of their personal information (including the right to have such information deleted and the right to object to the “sale” (as defined in the CCPA) of such information) and mandating new operational requirements for businesses (primarily providing consumers with enhanced privacy-related disclosures). The CCPA imposes strict requirements on the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations, such as retargeting users with advertisements online, which could adversely affect our business, financial condition and results of operations. The CCPA also provides consumers with a private right of action for security breaches, as well as statutory damages of up to $750 per violation, with the California Attorney General maintaining authority to enforce the CCPA and seek civil penalties for intentional violations of the CCPA of up to $7,500 per violation. Further, the California Privacy Rights Act, or CPRA, expanded the CCPA when it took effect on January 1, 2023. Among other things, the CPRA introduced data minimization and storage limitation requirements and created a new regulatory agency to implement and enforce the law. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Virginia Consumer Data Protection Act and the Colorado Privacy Act, which are similar to the CCPA and CPRA in many respects and became effective on January 1, 2023. Legislative proposals to adopt comprehensive privacy laws in other states are under consideration.

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

All US jurisdictions require insurers to maintain control of their marketing materials. States have adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive practices in the business of insurance.

Prohibited practices include but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement practices and procedures, and discrimination in the business of insurance. Noncompliance with any such state statute may subject our insurance businesses to regulatory action by the relevant state insurance regulator, and in certain states, private litigation.

The federal government may also regulate aspects of our insurance businesses, such as protection of consumer confidential information, or the use of consumer credit scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires insurance companies to have a permissible purpose prior to obtaining and using a consumer report for underwriting purposes as well as comply with notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject our insurance businesses to regulatory fines and other sanctions.

Litigation and regulatory actions could distract management, increase our expenses or subject us to material monetary damages and other remedies.

We are subject to various legal proceedings and claims that have arisen out of the conduct of our business and are not yet resolved, including claims alleging violations of the automated calling and/or Do Not Call restrictions of the TCPA, and putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. In the future, we may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement, as well as regulatory investigations or civil and criminal enforcement actions that might necessitate changes to our business or operations. Regardless of whether any claims, investigations or actions against us have merit, or whether we are ultimately held liable or subject to payment of damages or penalties, claims, investigations and enforcement actions may be expensive to defend or comply with, and may divert management’s time away from our operations. If any legal proceeding, regulatory investigation or regulatory enforcement action were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation, regulatory enforcement actions or regulatory investigations may also materially and adversely affect our reputation, which in turn could adversely affect our business, financial condition and results of operations. See “Item 3. Legal Proceedings” for additional information with respect to material litigation and other proceedings to which we are party.

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

Moreover, any failures by us, contracted operators, or third-party carriers, to comply with the various applicable federal safety laws and regulations, or downgrades in our safety rating, could have a material adverse impact on our operations or financial condition, and could cause us to lose customers, as well as the ability to obtain insurance coverage for certain moving services.

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

Risks Relating to Our Acquisition Strategy

The Company’s earnings growth strategy is partially dependent on the acquisition and successful integration of other businesses.

The Company has a history of acquiring businesses as part of its earnings growth strategy. Typically, the Company considers acquiring companies that can be integrated within an existing business. Acquisitions of this type involve numerous risks, which may include a failure to realize expected revenue growth and operating and cost synergies from integration initiatives, increasing dependency on the markets served by the combined businesses or increased debt to finance the acquisitions.

The Company also considers the acquisition of businesses that may operate independent of existing businesses. Acquisitions of this type involve risks similar to those encountered when acquiring companies that can be integrated within an existing business, including a failure to realize expected revenue growth or operating and cost reductions within the acquired business, and could increase the possibility of diverting corporate management’s attention from its existing operations.

The successful realization of revenue growth, cost reductions and synergies with our existing businesses, and within acquired stand-alone businesses, and increases in profitability overall, are dependent upon successful integration initiatives. If these integration initiatives are not fully realized, there may be a negative effect on the Company’s business, financial condition, results of operations and cash flows.

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

The success of any acquisition depends on achieving anticipated synergies, benefits and cost savings, and further depends, in part, on our ability to successfully combine and integrate our culture and current operations with the acquired company’s culture and business. It is possible that the integration process could result in higher than expected costs, diversion of management attention, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers, vendors and employees, operating in a decentralized environment for longer than expected, or to achieve the anticipated benefits and cost savings of any particular acquisition. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of any acquisition may not be realized fully or at all, or may take longer to realize than expected. Management continues to refine its integration plan. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period. Any of the foregoing may have a material and adverse effect on our business, results of operations and financial condition.

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

The trading price of the Company’s common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to Porch’s Business and Industry” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;
●	results of operations that vary from those of the Company’s competitors;
●	the duration and impact of the COVID-19 pandemic and its continued effect on the Company’s business and financial conditions;
●	changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
●	declines in the market prices of stocks generally;
●	strategic actions by the Company or its competitors;
●	announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
●	any significant change in the Company’s management;
●	changes in general economic or market conditions or trends in the Company’s industry or markets;
●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;
●	future sales of the Company’s common stock or other securities;
●	investor perceptions or the investment opportunity associated with the Company’s common stock relative to other investment alternatives;
●	the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;
●	litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;
●	guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;

●	additional dilution caused by the Company issuing additional equity, whether grants related to its Management Incentive Plan, stock provided to acquisitions as some or all of the purchase price, future fundraising events, or other issuances approved by the Company’s Board of Directors;
●	the development and sustainability of an active trading market for the Company’s common stock;
●	actions by institutional or activist stockholders;
●	changes in accounting standards, policies, guidelines, interpretations or principles; and
●	other events or factors, including those resulting from natural disasters, war, acts of terrorism, other global health crises and pandemics, or responses to these events.

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

In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2022, the aggregate number of shares of common stock reserved for future issuance under our equity incentive plans is 11,189,745. The compensation committee of our Board of Directors will determine the exact number of shares to be issued during 2023 and the number of shares reserved for future issuance under its equity incentive plans at its discretion. We have filed and may in the future file one or more registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements generally will be available for sale in the open market.

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

Currently, our common stock is publicly traded on the NASDAQ under the symbol PRCH. In order to continue listing our securities on the NASDAQ, the Company will be required to maintain certain financial, distribution and stock price levels. Generally, the Company will be required to maintain a minimum amount in stockholders’ equity (generally $2,500,000 for companies trading on the NASDAQ Capital Market) and a minimum number of holders of our securities (generally 300 public holders). NASDAQ also requires the Company to comply with a minimum closing bid price requirement of $1.00 per share for thirty consecutive business days. If a company trades for thirty consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

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

The Company intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the common stock will be at the sole discretion of our Board of Directors. The Company’s Board of Directors may take into account general and economic conditions, the Company’s financial condition and results of operations, the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by the Company to its stockholders or by its subsidiaries to it and such other factors as the Company’s Board of Directors may deem relevant. In addition, the Company’s ability to pay dividends is limited by covenants of Porch’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness the Company incurs. As a result, investors may not receive any return on an investment in the Company’s common stock unless they sell the Company’s common stock for a price greater than that what the investor paid for it.

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

The Company’s Amended and Restated Articles of Incorporation (the “Charter”) and its Amended and Restated Bylaws (the “Bylaws”) contain certain provisions that may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by the Company’s stockholders. First, the Board of Directors is classified into three classes. Directors of each class serve for staggered three-year periods. Although the Company’s Board has amended the Charter to eliminate this classified Board structure, the declassification will not be fully phased in until after the 2024 annual meeting of stockholders.

Certain provisions of the Company’s Charter and Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by the Company’s stockholders. Other provisions in the Charter and/or Bylaws include:

●	the ability of the Company’s Board of Directors to issue one or more series of preferred stock;
●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at the Company’s annual meetings;
●	certain limitations on convening special stockholder meetings; and
●	the Company’s Board of Directors have the express authority to make, alter or repeal the Company’s Bylaws.

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

The Company’s Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by the Company’s stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees or stockholders.

The Company’s Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of the Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to the Company or its stockholders, (3) action asserting a claim arising pursuant to any provision of the Delaware corporate statute or the Company’s Charter or the Company’s Bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock shall be deemed to have notice of and to have consented to the provisions of the Company’s Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and employees. Alternatively, if a court were to find these provisions of the Company’s Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect the Company’s business and financial condition.

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

Item 3. Legal Proceedings

TCPA Proceedings.  Porch and/or an acquired entity, GoSmith.com, are party to twelve legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991. Some of these actions allege related state law claims. The proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and was appealed to the Ninth Circuit Court of Appeals. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. The remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. The Court has set a brief schedule on Defendants’ forthcoming motion to dismiss. The case is stayed pending resolution of Defendants’ motion. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs.

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

Kandela Proceeding. In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants sought to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also sought punitive damages, attorney’s fees and costs. Certain claimants settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims occurred in March 2022. In July 2022, the Arbitrator issued his Final Award finding no merit to any of the claims asserted by claimant Kandela, LLC and determined Porch to be the prevailing party on all counts. The Arbitrator also awarded Porch and its insurers legal fees and costs in the amount of $1.4 million as the prevailing party and, if recovered in full, a significant portion of which would be expected to be allocable to its corporate insurance providers. On October 12, 2022, the Los Angeles Superior Court confirmed the Arbitration Award and entered Judgment in Porch’s favor. As required by the order, Kandela has failed to pay the judgement in Porch’s favor. On January 18, 2023, Porch filed a fraudulent claim against Kandela and its members for wrongfully distributing assets that could have satisfied the judgement.

Putative Wage and Hours Class Action Proceeding. A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021, defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Porch (prior to the December 23, 2020 merger) and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs sought damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs. The parties recently attended mediation, which was successful, and a deal was reached. The parties have executed the long form settlement agreement and obtained final approval of the settlement from the court on August 11, 2022. Porch paid the individual settlement in September 2022, and Plaintiff’s individual claims were dismissed and released. Porch also funded the class action settlement in September 2022 and the settlement payments to the class were distributed in October 2022. The settlement is now final, and the class action release runs through April 25, 2022. The settlement checks expire in 180 days, at which point the case will be closed.

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

Holders

There were 685 stockholders of record as of March 10, 2023. This figure does not include an estimate of the indeterminate number of “street name” or beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

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

Share Repurchase Program

On November 8, 2022, the Company announced that its Board of Directors has approved a new repurchase program authorizing the deployment of up to $15 million to repurchase the Company’s outstanding common stock or convertible notes. Repurchases under the newly authorized program may be made from time to time between November 10, 2022 and June 30, 2023 on the open market at prevailing market prices, in privately negotiated transactions, in block trades, and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations (including through Rule 10b5-1 trading plans and under 10b-18 of the Exchange Act).

The following table summarizes repurchases of our stock in the quarter ended December 31, 2022. See Note 8 (Equity and Warrants) to the accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information.

			Total Number of	Approximate Dollar Value
			Shares Purchased as	that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
	Shares Purchased	Paid per Share(1)	or Programs	or Programs (in millions)
October 1, 2022 through October 31, 2022	—	$—	—	$15.0
November 1, 2022 through November 30, 2022	—	—	—	15.0
December 1, 2022 through December 31, 2022	2,388,756	1.82	2,388,756	10.7
Total Fiscal 2022 Fourth Quarter	2,388,756	$1.82	2,388,756	$10.7

Recent Sales of Unregistered Securities

None

Performance Graph

The following graph depicts the total cumulative stockholder return on our common stock from January 13, 2020, the first day of trading of our common stock on the Nasdaq stock exchange, through December 31, 2022, relative to the performance of the Standard & Poor’s 500 Index “S&P 500 ” and S&P 500 Information Technology Sector Index “S&P 500 IT”. The graph assumes an initial investment of $100.00 at the close of trading on January 13, 2020. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

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

Item 6. Reserved

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Porch Group is a leading vertical software company reinventing the home services and insurance industries. Porch Group provides software and services to approximately 30,900 companies and small businesses, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, roofers, insurance agencies, and others, helping these service providers grow their business and improve the customer experience for their customers. Through these relationships, we gain unique and early access to homebuyers and homeowners, to then assist these consumers with critical services such as insurance, home warranty, and moving. Porch Group’s Vertical Software segment has three types of customers: (1) home services companies, such as home inspectors, mortgage companies and loan officers, and title companies, who generally pay Porch recurring software and service fees and provide Porch with introductions to homebuyers and homeowners; (2) consumers, whom Porch assists with moving and homeownership by providing comparison and provision of various critical home services, such as insurance, home warranty, moving, security, TV/Internet, and home improvement; and (3) service providers, such as moving companies, security companies, title companies, mortgage companies and TV/Internet providers, who pay for new customer sign-ups. The Company’s Insurance segment offers various forms of homeowner insurance policies through its own insurance carrier and certain homeowner and auto insurance policies through its licensed insurance agency. The Insurance segment also includes home warranty service revenue.

Porch has established many partnerships across a number of home-related industries to increase its service offerings for consumers. Additionally, Porch has also proven effective at selectively acquiring companies which can be efficiently integrated into Porch’s platform. In 2017, we significantly expanded our position in the home inspection industry by acquiring ISN, a developer of ERP and CRM software for home inspectors. In November 2018, we acquired HireAHelper™, a provider of software and demand for moving companies.

In 2021, we entered into new verticals and increased our capabilities in offering insurance and warranty products to consumers, and software to additional types of home service companies with the successful acquisitions of HOA, AHP, V12 Data, Rynoh, and Floify, to name a few. In 2022, we deepened our position in the home warranty industry with the acquisition of RWS.

For consumers, Porch largely relies on relationships with approximately 30,900 companies and small businesses to provide access and introductions. The Company then utilizes technology, lifecycle marketing and teams in lower cost locations to operate a Moving Concierge service to assist these consumers with their move. The Company has invested in limited direct-to-consumer marketing capabilities, but expects to become more advanced over time with capabilities such as digital and social retargeting.

Key Performance Measures and Operating Metrics

In the management of our businesses, we identify, measure and evaluate a variety of operating metrics. The key performance measures and operating metrics we use in managing our businesses are set forth below. These key performance measures and operating metrics are not prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and may not be comparable to or calculated in the same way as other similarly titled measures and metrics used by other companies. The key performance measures presented have been adjusted for divested Porch businesses in 2020.

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
●	Average Revenue per Account per Month in Quarter — Management views the Company’s ability to increase revenue generated from existing customers as a key component of Porch’s growth strategy. Average Revenue per Account per Month in Quarter is defined as the average revenue per month generated across all home services company customer accounts in a quarterly period. Average Revenue per Account per Month in Quarter is derived from all customers and total revenue.

The following table summarizes our Average Companies in Quarter and Average Revenue per Account per Month in Quarter for each of the quarterly periods indicated:

.	2022		2022		2022		2022
	Q1		Q2		Q3		Q4
Average Companies in Quarter	25,545	(2)	28,773	(2)	30,951		30,860
Average Revenue per Account per Month in Quarter	$829	(1)(2)	$822	(1)(2)	$833		$693

	2021		2021		2021		2021
	Q1		Q2		Q3		Q4
Average Companies in Quarter	13,995		17,082	(2)	20,419	(2)	24,601	(2)
Average Revenue per Account per Month in Quarter (adjusted)(1)	$637		$935	(1)(2)	$987	(1)(2)	$776	(1)

	2020		2020		2020		2020
	Q1		Q2		Q3		Q4
Average Companies in Quarter	10,903		10,523		10,792		11,157
Average Revenue per Account per Month in Quarter	$484		$556		$664		$556
(1)	During the quarter ended December 31, 2021, the Company corrected an immaterial error that impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. Average Revenue per Account per Month in Quarter metrics were recalculated for the affected quarters to show the impact of the adjustments.

The following tables shows the impact of this error on Average Revenue per Account per Month in Quarter:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Total Revenue (as previously reported)	$26,742	$51,340	$62,769	$51,582
Quarterly Impact of Revenue Adjustment Recorded in Q4	—	(3,400)	(2,300)	5,700
Total Revenue (as adjusted)	$26,742	$47,940	$60,469	$57,282
Average Revenue per Account per Month in Quarter (as adjusted)	$637	$935	$987	$776
Average Revenue per Account per Month in Quarter (as previously reported)	$637	$1,000	$1,022	$699

(2)	During the quarter ended September 30, 2022, the Company corrected an immaterial error that impacted the number of Average Companies in Quarter. Average Companies in Quarter and Average Revenue per Account per Month in Quarter metrics for the reporting periods starting June 30, 2021 and ending June 30, 2022 were recalculated for the affected quarters to show the impact of the adjustments.

	2022	2022	2022	2022
	Q1	Q2	Q3	Q4
Average Companies in Quarter (as previously reported)	25,512	28,730	30,951	30,860
Adjustment	33	43	—	—
Average Companies in Quarter (as adjusted)	25,545	28,773	30,951	30,860

Average Revenue per Account per Month in Quarter (as previously reported)	$816	$820	$812	$726
Adjustment	$13	$2	$21	$(33)
Average Revenue per Account per Month in Quarter (as adjusted)	$829	$822	$833	$693

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

●	Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (1) compare and buy home insurance policies (along with auto, flood and umbrella policies) and warranties with competitive rates and coverage; (2) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (3) discover and install home automation and security systems; (4) compare Internet and television options for their new home; (5) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (6) compare bids from home improvement professionals who can complete bigger jobs. The Company tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure market penetration with homebuyers and homeowners and the Company’s ability to deliver high-revenue services within those groups. Monetized Services in Quarter is defined as the total number of unique services from which the Company generated revenue, including, but not limited to, new and renewing insurance and warranty customers, completed moving jobs, security installations, TV/Internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service in Quarter — Management believes that shifting the mix of services delivered to homebuyers and homeowners toward higher revenue services is an important component of Porch’s growth strategy. Average Revenue per Monetized Services in Quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2022		2022			2022		2022
	Q1		Q2			Q3		Q4
Monetized Services in Quarter	263,183		333,596			318,452		212,992
Average Revenue per Monetized Service in Quarter	$175	(1)	$158	(1)	185	185		$219

	2021		2021			2021		2021
	Q1		Q2			Q3		Q4
Monetized Services in Quarter	190,733	(2)	316,674	(2)		338,157	(2)	267,683	(2)
Average Revenue per Monetized Service in Quarter (adjusted)(1)	$88	(1)(2)	$113	(1)(2)		$133	(1)(2)	$150	(1)(2)

	2020		2020			2020		2020
	Q1		Q2			Q3		Q4
Monetized Services in Quarter	152,165		181,520			198,165		169,949
Average Revenue per Monetized Service in Quarter	$93		$86			$97		$98
(1)	During the quarter ended December 31, 2021, the Company corrected an immaterial error that impacted revenue and cost of revenue for the three months ended June 30, 2021 and September 30, 2021. Average Revenue per Monetized Service in Quarter metrics were recalculated for the affected quarters to show the impact of the adjustments.

The following tables shows the impact of this error on Average Revenue per Monetized Service in Quarter:

	2021	2021	2021	2021
	Q1	Q2	Q3	Q4
Service Revenue (as previously reported)	$16,812	$39,102	$47,398	$34,351
Quarterly Impact of Revenue Adjustment Recorded in Q4	—	(3,400)	(2,300)	5,700
Service Revenue (as adjusted)	$16,812	$35,702	$45,098	$40,051
Average Revenue per Monetized Service in Quarter (adjusted)	$92	$118	$137	$154
Average Revenue per Monetized Service in Quarter (as previously reported)	$92	$129	$144	$132

(2)	During the quarter ended September 30, 2022, the Company corrected an immaterial error that impacted the number of Monetized Services in Quarter. Monetized Services in Quarter and Average Revenue per Monetized Service in Quarter metrics for the reporting periods starting March 30, 2021 and ending June 30, 2022 were recalculated for the affected quarters to show the impact of the adjustments.

	2022	2022	2022	2022
	Q1	Q2	Q3	Q4
Monetized Services in Quarter (as previously reported)	263,183	333,596	318,452	212,992
Adjustment	—	—	—	—
Monetized Services in Quarter (as adjusted)	263,183	333,596	318,452	212,992

Average Revenue per Monetized Service in Quarter (as previously reported)	$170	$157	$181	$234
Adjustment	$5	$1	$4	$(15)
Average Revenue per Monetized Service in Quarter (as adjusted)	$175	$158	$185	$219

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

Recent Developments

Share Repurchases

In October 2022, the Company’s Board of Directors approved a share repurchase program authorizing management to repurchase up to $15 million in the Company’s common stock and/or convertible notes. Repurchases under this program may be made from time to time on the open market between November 10, 2022 and June 30, 2023, at prevailing market prices.

During the fourth quarter of 2022, the Company repurchased 2,388,756 shares with the total cost of $4.4 million (including commissions).

Reciprocal Exchange

Homeowners of America plans to file an application to form and license a Texas reciprocal exchange (the “Reciprocal”) with the Texas Department of Insurance (“TDI”). If approved by the TDI, the insurance underwriting business of Porch will be conducted through the Reciprocal. A Porch subsidiary would serve as the attorney-in-fact for the Reciprocal. In that role it would perform underwriting, claims and management services for the Reciprocal and receive a management fee calculated as a percentage of its premiums. EIG and HOA’s managing general agent would act as general agents for the Reciprocal and HOAIC and receive fees and commissions. There can be no assurance that the Reciprocal will receive regulatory approval, and if obtained, that the approval would be based on terms as proposed or subject to additional requirements that may not be acceptable to the Company.

Equity and Debt Financing

During 2022, the Company drew $10 million on HOA’s term loan facility for capital and surplus requirements.

In September 2021, the Company raised net cash of $413.5 million from the issuance of 0.75% Convertible Senior Notes due in September 2026 (the “2026 Notes”). Senior secured debt of $47.0 million was paid down with a portion of the proceeds from the issuance of the 2026 Notes. The Company used $52.9 million of the proceeds from the issuance of the 2026 Notes for the purchase of capped call transactions for purposes of limiting the dilution from the potential conversion of the notes into common stock. Also in 2021, the Company raised $126.7 million of additional equity capital from the exercise of public and private warrants. The proceeds from these equity and debt offerings provide cash for general corporate purposes and additional merger and acquisitions.

Acquisitions

During 2022, 2021 and 2020, the Company completed a number of business combination transactions. The purpose of each of the acquisitions were to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The table below identifies the acquisitions in the reporting periods:

Purchase Price
2022 acquisitions:
RWS	$38,824
Other acquisitions	15,263
Total 2022 purchase price consideration	$54,087
2021 acquisitions:
HOA	$114,828
Floify	95,399
AHP	46,250
Rynoh	35,802
V12 Data	21,756
Other acquisitions	32,249
Total 2021 purchase price consideration	$346,284
2020 acquisitions:
iRoofing	12,463
Other acquisitions	5,160
Total 2020 purchase price consideration	$17,623

Adoption of New Accounting Standards

The Company early adopted Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers on January 1, 2022 and applied the guidance prospectively for business combinations that occur after the adoption date.

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, providing software and services to approximately 30,900 companies and small businesses, such as home inspectors, moving companies, utility companies, warranty companies and others. The Company’s Insurance segment continues to grow scale, through both policy count, and geographic expansion. The following are key factors affecting our operating results in 2022, 2021 and 2020:

●	The U.S. housing market continues to see impacts from higher interest rates, existing home inventory tightening, and affordability challenges, impacting the Vertical Software segment. For the year ended December 31, 2022, existing home sales have declined over 18% year over year.
●	The Company’s Insurance segment paid out a higher volume of claims from volatile weather events, including Hurricane Ian, during the third quarter of 2022, and Winter Storm Elliott during the fourth quarter of 2022. Claims costs for these events were driven higher due in part to inflation-related pressures.
●	During 2022, the Company recognized a $43.7 million goodwill impairment at the Company’s Insurance segment, and a $17.7 million impairment of intangible assets for certain intangible assets within the Vertical Software segment.
●	In April 2022, the Company completed the acquisition of Residential Warranty Services (“RWS”).

●	In 2021, the Company successfully completed several acquisitions, investing $256.4 million in cash, net of cash acquired, and $35.7 million in common stock to acquire companies to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. Such acquisitions included the following:
o	In January 2021, Porch acquired V12 Data, an omnichannel marketing platform. The purpose of the acquisition is to expand the scope and nature of Porch’s service offerings into the mover marketing space, add additional team members with important skillsets, and realize synergies.
o	In April 2021, Porch acquired HOA, an insurance managing general agency and risk-bearing carrier. The purpose of the acquisition is to expand the scope and nature of Porch’s own insurance product offerings, add additional team members with important skillsets, and gain licenses to operate as an insurance carrier.
o	In May 2021, Porch acquired Rynoh, a software and data analytics company that supports financial management and fraud prevention primarily for the title and real estate industries.
o	In September 2021, Porch acquired AHP, a company providing home warranty policies. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings to include a Porch owned warranty product, add additional team members with important skillsets, and realize synergies.
o	In October 2021, Porch acquired Floify, a SaaS software provider to mortgage companies and loan officers that helps create a better mortgage and refinancing experience for their customers. The purpose of the acquisition is to expand the scope and nature of Porch’s SaaS offerings to the mortgage industry, add additional team members with important skillsets, and realize synergies.
●	Investments in consumer experience to drive higher conversion rates, including investments in apps.
●	Ongoing expansion in other software verticals related to the home and related services such as title, warranty and mortgage software.
●	Investments in establishing and maintaining controls required by the Sarbanes-Oxley Act of 2002 (“SOX”) and other internal controls across IT and accounting organizations.
●	Intentionally building operating leverage in the business by focusing on growing operating expenses at a slower rate than the growth in revenue. Specifically, by increasing economies of scale related to fixed selling costs, Moving Concierge call center operations and product and technology costs.
●	Investments in data platforms and leveraging that data in pricing optimization within insurance.
●	Growth across the insurance business, including geographic expansion.
●	In 2021, a number of holders of warrants exercised their warrants to acquire approximately 11.5 million shares of common stock, resulting in cash proceeds of $126.8 million. All of the unexercised public warrants were redeemed effective as of April 16, 2021.
●	In September 2021, the Company raised $413.5 million in net proceeds from a private offering of its 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”). See Note 7 (Debt) to the accompanying consolidated financial statements included in Item 8 of this Annual Report. This level of cash is expected to provide sufficient financial resources for the Company’s ongoing plans for future acquisitions and other investments, such as operating leverage and organic growth.

●	Continued investment in growing and expanding the Company’s position in the home inspection industry including through core enterprise resource planning and customer relationship management software offered by Inspection Support Network LLC.
●	Continued investment in growing and expanding the Company’s position in providing moving services to consumers beginning with the 2018 acquisition of HireAHelper™, a provider of software and demand for moving companies.

Basis of Presentation

The consolidated financial statements and accompanying notes of Porch include the accounts of the Company and its consolidated subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The company consolidates acquisitions as of the date on which the Company obtains controlling financial interest. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Components of Results of Operations

Total Revenue

The Company generates revenue in the following ways:

●	Insurance revenue in the form of insurance and warranty premiums, policy fees, commissions from reinsurers and other insurance-related fees generated through its owned insurance carrier, as well as commissions from third-party insurance carriers where Porch acts as an independent agent;
●	Software and service subscription revenue generated from fees paid by companies for access to Porch’s software and provision of services;
●	Move and post-moved related transaction revenue – Move-related revenue through fees received for connecting homeowners to service providers during time of a move including movers, TV/Internet, warranty, and security monitoring providers; and post-move related revenue in the form of fees earned from introducing homeowners to home service professionals including handyman, plumbers, electricians, roofers, etc.

The Insurance segment includes revenue generated from various property-related insurance policies through its own risk-bearing carrier and independent agency as well as risk-bearing home warranty companies. We collect policy fees from policyholders of our own underwritten homeowners insurance products, reinsurers pay the Company ceding commissions when premiums are ceded from owned insurance products, revenues are earned in the form of policy premiums collected from insureds from owned insurance products, and third-party insurance companies pay our agency upfront and renewal commissions for selling their policies. The Insurance segment also includes home warranty revenue which mainly consists of premiums paid by warranty customers for the Company’s home warranty products.

The Vertical Software segment includes revenue from software and services subscription revenue, move-related transactions revenue and post-move-related transaction revenue. Software and service subscription revenue primarily relates to subscriptions to the Company’s software offerings across a number of verticals. The Company’s subscription arrangements for this revenue stream do not provide the customer with the right to take possession of the software supporting the cloud-based application services. The Company’s standard subscription contracts are monthly contracts in which pricing is based on a price per user or seat, or a specified price per inspection completed through the software. The Company also sells marketing software and services to companies who want to advertise to movers. Marketing software and service fees are primarily contractual monthly recurring billings. Fees earned for providing access to the subscription software are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the subscription software during the monthly contract term.

 Move-related transactions revenue is generated when the Company connects consumers with service providers including movers, TV/Internet, and security monitoring companies. The Company earns revenue when consumers purchase services from these third-party providers. For select moving jobs, the Company will select the mover, set the price, and manage the job end-to-end; here, the Company generates revenue based on the full job value.

Post-move-related transaction revenue includes monthly fees paid by home service contractors as well as fees earned from introducing consumers to home service providers, either on a per lead, per appointment, or per job basis. Revenue generated from service providers is recognized at a point in time upon the connection of a homeowner to the service provider.

Total Costs and Expenses

Operating expenses

Operating expenses are categorized into six categories:

●	Cost of revenue;
●	Selling and marketing;
●	Product and technology;
●	General and administrative;
●	Gain on divestiture of businesses; and
●	Impairment loss on intangible assets and goodwill.

The categories of operating expenses, except gain on divestiture of businesses and impairment loss on intangible assets and goodwill, include both, cash expenses and non-cash charges, such as stock-based compensation, depreciation and amortization. Depreciation and amortization are recorded in all operating expense categories, and consist of depreciation from property, equipment and software and intangible assets.

Cost of revenue primarily consists of insurance losses and loss adjustment expenses, claims personnel costs, warranty claims, third-party providers for executing moving labor and handyman services when the Company is managing the job, data costs related to marketing campaigns, certain call center costs, credit card processing and merchant fees.

Selling and marketing expenses primarily consist of payroll, employee benefits and stock-based compensation expense, and other headcount related costs associated with sales efforts directed toward companies and consumers, and amortization of deferred policy acquisition costs (“DAC”) of new and renewal insurance contracts. Also included are any direct costs to acquire customers, such as search engine optimization, marketing costs and affiliate and partner leads.

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

Critical Accounting Policies and Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The estimates and assumptions that are evaluated by management include, but are not limited to, impairment losses on intangible assets and goodwill, estimated variable consideration for services performed, estimated lifetime value of insurance agency commission revenue, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the consolidated financial statements.

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

Revenue Recognition

The Company determines revenue recognition for contracts with customers, through the following five-step framework:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company identifies performance obligations in its contracts with customers (excluding insurance and warranty), which primarily include move-related transactions and post-move transactions such as, delivery of homeowner leads and performance of home project services, and providing access to the Company’s software platforms. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when or as performance obligations are satisfied. In certain transactions, the transaction price is considered variable, and an estimate of the constrained transaction price is recorded by the Company. Changes in variable consideration may result in an increase or a decrease to revenue. Changes to the estimated variable consideration were not material for the periods presented.

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

Stock-Based Compensation

Accounting for stock-based compensation is a critical accounting policy due to the broad-based equity awards provided to employees at all levels within the Company and the use of equity awards as part of the strategy to retain employees as a result of mergers and acquisitions. The Company issues stock-based compensation to employees and nonemployees in the form of stock options and restricted stock awards, including performance and market-based restricted stock awards. The awards are generally expensed on a straight-line basis, except for awards with performance or market conditions which are expensed on a graded vesting basis. Forfeitures are accounted for when they occur.

The fair value of stock options is based on the grant date using the Black-Scholes option-pricing model. There are a variety of estimates in the Black-Scholes option-pricing model, including expected volatility, term, dividends and risk-free rate. The awards are accounted for by recognizing the fair value of the related award over the requisite service period, which is generally the vesting period.

The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the grant date. The value of market-based restricted stock units is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Stock-based compensation expense for awards with performance conditions is only recognized when management believes the performance condition is probable of achievement.

Business Combinations

The Company has engaged in mergers and acquisitions in the past and intends to continue to make acquisitions a part of our long-term strategy. The Company made acquisitions with cash and non-cash consideration totaling $54.1 million in 2022, $346.3 million in 2021 and $17.6 million in 2020. The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The accounting estimates associated with acquisitions are complex due to judgements and assumptions involved in determining (1) the total consideration paid because we have used cash, stock and earnouts and (2) the value of assets acquired and liabilities assumed. The Company allocates the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents an obligation of the Company to make additional payments or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

Impairment of Long-Lived Assets

We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include a significant decrease in the market price for a long-lived asset, significant negative industry or economic trends, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-live asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or a sustained decrease in share price. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group excess its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts for those assets are depreciated over their remaining useful lives.

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

During the year ended December 31, 2022, the Company recorded impairment charges of $17.7 million, related to intangible assets within its Vertical Software segment.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit is estimated using a combination of the income approach and the market valuation approach using publicly traded company multiples in similar businesses. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test as of September 30, 2022, was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 17% to 20%.

During the third quarter of 2022, management identified various qualitative factors that collectively, indicated that the Company had triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. The Company performed a valuation of both the Vertical Software and Insurance reporting units using a combination of market approaches based on peer performance and discounted cash flow or dividend discount model methodologies. Given the results of the quantitative assessment, the Company determined that the Insurance reporting unit’s goodwill was impaired. As a result, the Company recognized a goodwill impairment charge of $39.4 million in the third quarter of 2022.

In the fourth quarter of 2022, the Company updated its preliminary purchase price allocations for certain acquisitions. As a result of these adjustments, the carrying value of the Insurance reporting unit was higher than the fair value as of September 30, 2022, which resulted in the Company recognizing an additional goodwill impairment charge of $4.3 million in the fourth quarter of 2022.

During the year ended December 31, 2022, the Company recorded impairment charges of $43.7 million, related to its Insurance segment.

Results of Operations

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

The net loss in 2022 of $156.6 million compared with the net loss in 2021 of $106.6 million was primarily impacted by the impairment loss on intangible assets and goodwill of $61.4 million.

The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,		$	%
	2022	2021	Change	Change

	(dollar amounts in thousands)
Revenue	$275,948	$192,433	$83,515	43%
Operating expenses:
Cost of revenue	107,577	58,725	48,852	83%
Selling and marketing	113,848	84,273	29,575	35%
Product and technology	59,565	47,005	12,560	27%
General and administrative	110,619	85,795	24,824	29%
Impairment loss on intangible assets and goodwill	61,386	—	61,386	NM
Gain on divestiture of businesses	—	—	—	NM
Total operating expenses	452,995	275,798	177,197	64%
Operating loss	(177,047)	(83,365)	(93,682)	112%
Other income (expense):
Interest expense	(8,723)	(5,757)	(2,966)	52%
Change in fair value of earnout liability	13,822	(18,519)	32,341	NM
Change in fair value of private warrant liability	14,486	(15,389)	29,875	NM
Gain on extinguishment of debt	—	5,110	(5,110)	NM
Investment income and realized gains, net of investment expenses	1,174	701	473	67%
Other income (expense), net	571	340	231	68%
Total other income (expense)	21,330	(33,514)	54,844	NM
Loss before income taxes	(155,717)	(116,879)	(38,838)	33%
Income tax benefit (expense)	(842)	10,273	(11,115)	NM
Net loss	$(156,559)	$(106,606)	$(49,953)	47%

NM — percentage calculated is not meaningful.

Revenue

Total revenue increased by $83.5 million, or 43% from $192.4 million for the year ended December 31, 2021, to $275.9 million in the same period in 2022. During 2022 and 2021, the Company acquired a number of businesses, including RWS (acquired in April 2022), V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021), Floify (acquired in October 2021) and RWS (acquired in April 2022). These acquisitions contributed approximately $63 million to the increase in revenue in 2022, with the remainder attributable to accelerated post-acquisition and organic growth.

Cost of Revenue

Cost of revenue increased by $48.9 million, or 83% from $58.7 million for the year ended December 31, 2021, to $107.6 million in the same period in 2022. The increase in the cost of revenue was primarily attributable to the 2022 and 2021 acquisitions. These acquisitions contributed approximately $37 million to the overall increase in cost of revenue. The remainder of the increase is primarily due to higher loss and loss adjustment expense at the Company’s Insurance segment, as a result of a higher number of claims paid due to volatile catastrophe weather events, including Hurricane Ian, during the third quarter of 2022, and Winter Storm Elliott during the fourth quarter of 2022. Claims costs for these events were driven higher due in part to inflation-related pressures. As a percentage of revenue, cost of revenue represented 39% of revenue for the year ended December 31, 2022, compared with 31% in the same period in 2021.

Selling and marketing

Selling and marketing expenses increased by $29.6 million, or 35% from $84.3 million for the year ended December 31, 2021, to $113.8 million in the same period in 2022. Businesses acquired in 2022 and 2021 contributed approximately $17.2 million to the increase in selling and marketing costs, mainly related to RWS, Floify, AHP, Rynoh and HOA operations. The increase related to the acquired businesses includes approximately $6.2 million of amortization of acquired intangibles and stock-based compensation expense. Growth in the insurance and software and service subscription businesses further contributed to the increase. As a percentage of revenue, selling and marketing expenses represented 41% of revenue for the year ended December 31, 2022, compared with 44% in the same period in 2021. The improvement in selling and marketing expenses as a percentage of revenue is due to the growing economies of scale in the insurance, inspection and moving groups.

Product and technology

Product and technology expenses increased by $12.6 million, or 27% from $47.0 million for the year ended December 31, 2021, to $59.6 million in the same period in 2022. Approximately $12.8 million of the increase is attributable to the acquired businesses, notably HOA, Floify and Rynoh. The increase related to the acquired businesses includes approximately $7.8 million of amortization of acquired intangibles and stock-based compensation expense. The remaining increase is related to investments in data platform, consumer app and other software offerings. This was offset by the $6.3 million decrease in depreciation and amortization of intangibles and stock-based compensation expense related to the existing businesses. As a percentage of revenue, product and technology expenses represented 22% of revenue for the year ended December 31, 2022, compared with 24% in the same period in 2021. The improvement in product and technology expenses as a percentage of revenue is due to the growing economies of scale in the overall business.

General and administrative

General and administrative expenses increased by $24.8 million, or 29% from $85.8 million for the year ended December 31, 2021, to $110.6 million in the same period in 2022. Approximately $17.2 million of the increase is attributable to the 2022 and 2021 acquisitions, notably in HOA, RWS, AHP and Floify. The increase related to the acquired businesses includes approximately $4.2 million of amortization of acquired intangibles and stock-based compensation expense. The remainder of the increase is due to additional costs related to hiring of corporate administrative resources, audit and accounting fees, as well as costs related to integrating of our acquired businesses and SOX requirements. This was offset by stock-based compensation expense not related to the acquired businesses, for the year ended December 31, 2022, which was approximately $2.0 million lower than in the same period in 2021. In addition, in 2022, there was a loss on revaluation of contingent consideration of $6.9 million as compared to a gain of $2.2 million during the same period in 2021. As a percentage of revenue, general and administrative expenses represented 40% of revenue in 2022, compared with 45% in 2021.

Impairment loss on intangible assets and goodwill

In the year ended December 31, 2022, the Company recorded impairment losses on intangible assets and goodwill totaling $61.4 million, which included a $43.7 million goodwill impairment at its Insurance segment, and a $17.7 million impairment of intangible assets within its Vertical Software segment. These impairment charges reflect recent continued inflationary pressures, the Company’s common stock valuation, and broad disruptions in the equity markets, specifically for technology and property and casualty insurance companies. There were no impairment losses on intangible assets and goodwill in the same period in 2021.

Interest expense, net

Interest expense increased by $2.9 million, or 52% from $5.8 million for the year ended December 31, 2021, to $8.7 million in the same period in 2022. This was primarily due to issuance of $425 million of the 2026 Notes in September 2021, that in part was used to pay off the $42.1 million of Senior Secured Term Loans that were outstanding at June 30, 2021. The higher outstanding debt balance was the primary reason for the increased interest expense.

Change in fair value of earnout liability

Changes in fair value of earnout liability were $13.8 million (gain) for the year ended December 31, 2022 and $18.5 million (loss) in the same period in 2021. The decrease in fair value was primarily due to the decline in the stock price at December 31, 2022 as compared to December 31, 2021. During 2021, $54.9 million of the earnout liability was reclassified to additional paid in capital as a result of vesting events in 2021. There were no vesting events during 2022.

Change in fair value of private warrant liability

Change in fair value of private warrant liability was $14.5 million (gain) for the year ended December 31, 2022 and $15.4 million (loss) in the same period in 2021. The decrease in fair value was primarily due to the decline in the stock price at December 31, 2022 as compared to December 31, 2021. During 2021, $31.7 million was reclassified to additional paid in capital as a result of warrant exercises. There were no exercises during 2022.

Investment income and realized gains, net of investment expenses

Investment income and realized gains, net of investment expenses was $1.2 million for the year ended December 31, 2022, and $0.7 million in the same period in 2021. In April 2021, the Company acquired Homeowners of America Insurance Company that maintains a short-term and long-term investment portfolio that generated investment income for nine months in 2021.

Income tax benefit (expense)

Income tax expense of $0.8 million was recognized for the year ended December 31, 2022 primarily due to state franchise and minimum taxes and adjustments to a federal net operating loss carryback. Income tax benefit of $10.3 million was recognized in 2021 primarily due to the partial release of the Company’s valuation allowance as a result of deferred tax liabilities from acquisitions. The Company’s effective tax rate in both periods differs substantially from the statutory tax rate primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Refer to “Item 7. Management’s Discussion and Analysis of Condition and Results of Operations” in the 2021 Annual Report on Form 10-K as filed with the SEC on March 16, 2022 for the comparison of the results of operations for the years ended December 31, 2021 and 2020.

Segment Results of Operations

We operate our business as two reportable segments that are also our operating segments: Vertical Software and Insurance. For additional information about our segments, see Note 17 (Segment Information) to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

Segment Revenue

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

	Year Ended December 31, 2022		Year Ended December 31, 2021		Change, $
	Vertical Software Segment	Insurance Segment	Vertical Software Segment	Insurance Segment	Vertical Software Segment	Insurance Segment
Revenue:
Software and service subscriptions	$72,777	$—	$57,004	$—	$15,773	$—
Move-related transactions	62,317	—	60,996	—	1,321	—
Post-move transactions	19,821	—	19,150	—	671	—
Insurance	—	121,033	—	55,283	—	65,750
Total revenue	$154,915	$121,033	$137,150	$55,283	$17,765	$65,750

For the year ended December 31, 2022, Vertical Software segment revenue was $154.9 million or 56% of total revenue for the same period. For the year ended December 31, 2021, Vertical Software segment revenue was $137.2 million or 71% of total revenue for the same period. The increase in revenue in 2022 is driven by the 2022 and 2021 acquisitions of RWS in April 2022, Rynoh in May 2021 and Floify in October 2021. Certain existing businesses experienced year-over-year decrease as a result of a decline in housing market in 2022 as compared to 2021.

Insurance segment revenue was $121.0 million for the year ended December 31, 2022, and represented 44% of total revenue for the same period. For the year ended December 31, 2021, Insurance segment revenue was $55.3 million or 29% of total revenue for the same period. The increase is mainly due to the acquisitions of RWS (acquired in April 2022) and AHP (acquired in September 2021), with the remainder due to the accelerated growth of these businesses after acquisition, as well as the organic growth of HOA and RWS.

Refer to “Item 7. Management’s Discussion and Analysis of Condition and Results of Operations” in the 2021 Annual Report on Form 10-K as filed with the SEC on March 16, 2022 for the comparison of segment revenue for the years ended December 31, 2021 and 2020.

Segment Adjusted EBITDA (Loss)

Segment Adjusted EBITDA (loss) is defined as revenue less operating expenses associated with our segments. Segment Adjusted EBITDA (loss) also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating and financial performance and are not reflective of the Company’s core operations. See Note 17

(Segment Information) to the accompanying consolidated financial statements included in Item 8 of this Annual Report for additional information.

	Year Ended December 31,
	2022	2021	2020
Segment adjusted EBITDA (loss):
Vertical Software	$14,678	$20,733	$12,718
Insurance	(5,499)	9,007	405
Corporate and Other(1)	(58,780)	(53,760)	(30,001)
Divested Businesses	—	—	(1,441)
Total segment adjusted EBITDA (loss)(2)	$(49,601)	$(24,020)	$(18,319)

(1) Includes costs that are not directly attributable to our reportable segments, as well as certain shared costs.

(2) See reconciliation of adjusted EBITDA (loss) to net loss below.

Vertical Software segment’s Adjusted EBITDA (loss) was negatively impacted by the downturn in the housing market in 2022, which resulted in lower home purchase volumes and lower demand for the Company’s services. Insurance segment’s Adjusted EBITDA (loss) in 2022 was a result of significantly higher claims costs caused by severe weather events in the second half of 2022.

Non-GAAP Financial Measures

This Annual Report includes non-GAAP financial measures, such as Adjusted EBITDA (loss), Adjusted EBITDA (loss) as a percent of revenue, average revenue per monetized service and revenue less cost of revenue.

Porch defines Adjusted EBITDA (loss) as net income (loss) adjusted for interest expense, net, income taxes, other expenses, net, depreciation and amortization, impairment loss on intangible assets and goodwill, non-cash losses and impairment of property, equipment and software, stock-based compensation expense and acquisition-related impacts, amortization of intangible assets, gains (losses) recognized on changes in the value of contingent consideration arrangements, if any, gain or loss on divestures and certain transaction costs. Adjusted EBITDA (loss) as a percent of revenue is defined as Adjusted EBITDA (loss) divided by GAAP total revenue. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating average revenue per monetized service in a quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

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

Revenue Less Cost of Revenue

The following table reconciles revenue less cost of revenue for the years ended December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue	$275,948	$192,433	$72,299
Less: Cost of revenue	(107,577)	(58,725)	(17,562)
Revenue less cost of revenue	168,371	133,708	54,737
Less: Selling and marketing costs	113,848	84,273	41,665
Less: Product and technology costs	59,565	47,005	28,546
Less: General and administrative costs	110,619	85,795	28,199
Less: Impairment loss on intangible assets and goodwill	61,386	—	—
Less: Gain on divestiture of businesses	—	—	(1,442)
Total operating expenses	$452,995	$275,798	$114,530
Operating loss	$(177,047)	$(83,365)	$(42,231)

Revenue less cost of revenue increased by $34.7 million, or 25.9% from $133.7 million for the year ended December 31, 2021, to $168.4 million for the year ended December 31, 2022. During 2022, the Company acquired RWS. During 2021, the Company acquired a number of businesses with an aggregate purchase price of $346.3 million. These acquisitions included V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). These businesses were not owned by the Company for the entire year ended December 31, 2021, therefore, less revenue less cost of revenue was recognized from these businesses during that period. Thus, the increase revenue less cost of revenue in 2022 is primarily driven by the 2022 and 2021 acquisitions, accelerated growth after acquisition and organic growth.

Adjusted EBITDA (loss)

The following table reconciles net loss to Adjusted EBITDA (loss) for the years ended December 31, 2022, 2021 and 2020, respectively (dollar amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(156,559)	$(106,606)	$(54,032)
Interest expense	8,723	5,757	14,734
Income tax expense (benefit)	842	(10,273)	(1,689)
Depreciation and amortization	27,930	16,386	6,644
Gain on extinguishment of debt	—	(5,110)	(5,748)
Other expense (income), net	(571)	(340)	6,931
Impairment loss on intangible assets and goodwill	61,386	—	—
Non-cash losses and impairment of property, equipment and software	637	550	611
Non-cash stock-based compensation expense	27,041	38,592	11,296
Revaluation of contingent consideration	6,944	(2,244)	1,700
Revaluation of earnout liability	(13,822)	18,519	—
Revaluation of private warrant liability	(14,486)	15,389	(2,427)
Acquisition and other transaction costs(1)	2,334	5,360	311
SPAC transaction bonus	—	—	3,350
Adjusted EBITDA (loss)	$(49,601)	$(24,020)	$(18,319)
Adjusted EBITDA (loss) as a percentage of revenue	(18)%	(12)%	(25)%

(1)	Acquisition and related expense, net includes:

	Year Ended December 31,
	2022	2021	2020
Gain on divestiture of businesses	$—	$—	$(1,442)
Professional fees and transaction expenses	1,687	5,360	1,753
Reciprocal costs	647	—	—
	$2,334	$5,360	$311

Adjusted EBITDA (loss) for the year ended December 31, 2022, was $49.6 million, a $25.6 million decline from Adjusted EBITDA (loss) of $24.0 million for the same period in 2021. During 2022, the Company acquired RWS. During 2021, the Company acquired a number of businesses, including, V12 Data (acquired in January 2021), HOA (acquired in April 2021), Rynoh (acquired in May 2021), AHP (acquired in September 2021) and Floify (acquired in October 2021). These businesses were not owned by the Company for the entire year ended December 31, 2021 and, therefore, little or no revenue and Adjusted EBITDA (loss) was recognized from this business during 2021. The decline in Adjusted EBITDA (loss) in 2022 is primarily driven by the macro housing environment affecting both segments, and higher volume of claims paid out by HOA in 2022, mainly as a result of the volatile weather events, including Hurricane Ian, during the third quarter of 2022, and Winter Storm Elliott during the fourth quarter of 2022, affecting the Insurance segment. Continued investments in sales and marketing and product and technology related to consumer experience, app build out, data platforms and investments in establishing and maintaining SOX and other internal controls across IT and accounting organizations further impacted Adjusted EBITDA (loss). This decline was partially offset by the impact of the 2022 and 2021 acquisitions.

Liquidity and Capital Resources

Since inception, as a private company, we have financed our operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured loans. On December 23, 2020, the Company received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transactions costs.

During 2022, the Company drew $10.0 million on HOA’s term loan facility. Also during 2022, the Company participated in an advance funding arrangement with third-party financers that provide the Company with contract premiums upfront for certain home warranty contracts. We remain obligated to repay these premiums to the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount received by the Company. As of December 31, 2022, the principal balance of this advance funding arrangement is $15.7 million. See Note 7 (Debt).

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

Also during 2021, the Company raised $126.7 million and $4.3 million from exercise of public warrants and stock options, respectively.

As of December 31, 2022, the Company had cash and cash equivalents of $215.1 million and $13.5 million of restricted cash.

The Company has incurred losses since its inception, and has an accumulated deficit at December 31, 2022 and December 31, 2021 totaling $585.0 million and $424.1 million, respectively. As of December 31, 2022, and December 31, 2021 the Company had $451.1 million and $425.6 million aggregate principal amount outstanding of debt, respectively.

Based on the Company’s current operating and growth plan, management believes cash and cash equivalents at December 31, 2022, are sufficient to finance the Company’s operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months. As the Company’s operations evolve and continues its growth strategy, including through acquisitions, the Company may elect or need to obtain alternative sources of capital, and it may finance additional liquidity needs in the future through one or more equity or debt financings. The Company may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to the Company or could be dilutive to its stockholders.

Porch Group, Inc. is a holding company that transacts a majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, the Company’s ability to pay dividends and expenses is largely dependent on dividends or other distributions from its subsidiaries. Porch’s insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of December 31, 2022, cash and cash equivalents of $78.1 million and investments held by these companies was $91.6 million.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2022, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.

The Company has used the proceeds from debt and equity principally to fund general operations and acquisitions.

In 2022 and 2021, the Company invested $38.6 million and $256.4 million (net of cash acquired) to acquire a number of companies, in transactions accounted for as business combinations.

The following table provides a summary of cash flow data for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		$	%
	2022	2021	Change	Change
Net cash used in operating activities	$(17,736)	$(34,777)	$17,041	49%
Net cash used in investing activities	(79,678)	(263,433)	183,755	70%
Net cash provided by financing activities	1,227	415,549	(414,322)	100%
Change in cash, cash equivalents and restricted cash	$(96,187)	$117,339	$(213,526)	NM

NM — percentage calculated is not meaningful.

2022

Net cash used in operating activities was $17.7 million for the year ended December 31, 2022. Net cash used in operating activities consists of net loss of $156.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include impairment loss on intangible assets and goodwill of $61.4 million, stock-based compensation expense of $27.0 million, depreciation and amortization of $27.9 million, non-cash interest expense of $2.3 million, fair value adjustments to contingent consideration of $6.9 million (loss), and fair value adjustments to earnout liability and private warrant liability of $13.8 million (gain) and $14.5 million (gain), respectively. Net changes in working capital provided $37.2 million, primarily due to increases in insurance-related liabilities and deferred revenue.

Investing Cash Flows

Net cash used in investing activities was $79.7 million for the year ended December 31, 2022. Net cash used in investing activities is primarily related to acquisitions, net of cash acquired of $38.6 million, purchases of investments of $52.5 million, investments to develop internal use software of $8.1 million purchases of property and equipment of $2.4 million. This was partly offset by the cash inflows related to maturities and sales of investments of $21.9 million.

Financing Cash Flows

Net cash provided by financing activities was $1.2 million for the year ended December 31, 2022. Net cash provided by financing activities is primarily related to proceeds from advance funding and debt issuance, net of fees of $33.6 million and exercises of options $1.1 million. This was partially offset by shares repurchased to pay income tax withholdings upon vesting of RSUs of $3.1 million, repurchases of stock of $1.8 million, payments of acquisition-related contingent consideration of $0.7 million and advance funding and debt repayments of $30.9 million and $5.2 million, respectively.

2021

Operating Cash Flows

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 13 (Leases) to the accompanying consolidated financial statements included in Item 8 of this Annual Report. In addition, we have a substantial level of debt. For more information regarding our debt service obligations, see Note 7 (Debt) to the accompanying consolidated financial statements included in Item 8 of this Annual Report. We also have certain non-cancellable purchase commitments primarily for data purchases. As of December 31, 2022, our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms were payments of $4.6 million due in the next 12 months and $4.6 million due thereafter. For more information regarding our purchase commitments, see Note 16 (Commitments and contingencies) to the accompanying consolidated financial statements included in Item 8 of this Annual Report. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we have an interest-bearing debt principal of $451.1 million. Our 2026 Notes have a principal balance of $425 million as of December 31, 2022, have a fixed coupon rate of 75 basis points, and the effective interest rate is 1.3%. As such, interest expense on the 2026 Notes will not change if market interest rates increase. The capped call transactions entered into concurrently with the issuance of our 2026 Notes were completed to reduce the potential dilution from the conversion of the 2026 Notes. Other debt as of December 31, 2022 totaled $10.5 million and is variable-rate.

A one percent increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.

As of December 31, 2022, the Company’s insurance subsidiary has a $91.6 million portfolio of fixed income securities and an unrealized loss of approximately $6.2 million, as described in Note 3 (Investments). In a rising interest rate environment, the portfolio would result in unrealized losses.

At December 31, 2022, accounts receivable and reinsurance balances due were $26.4 million and $299.1 million, respectively, were not interest-bearing assets and are generally collected in less than 180 days. As such, the Company does not consider these assets to have material interest rate risk.

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

Foreign Currency Risk

There was no material foreign currency risk for the years ended December 31, 2022, 2021 and 2020. Porch’s activities to date have been conducted in the United States.

Other Risks

We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Porch Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Porch Group, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statements schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2023 expressed an adverse opinion thereon.

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

As described in Note 12 to the consolidated financial statements, the Company completed the acquisition of Residential Warranty Services (“RWS”) during 2022 for total consideration of $38.8 million. This acquisition has been accounted for as a business combination. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, at the acquisitions date was allocated to goodwill. For this acquisition, $13.9 million was allocated to customer relationships.

Auditing the accounting for this acquisition was complex due to the estimation uncertainty present in assumptions used in calculating the acquisition date fair values of the customer relationship intangible asset and contingent consideration. Significant assumptions used by management included forecasted revenue and discount rates. Each were considered subjective as they represented estimates of future performance or could be impacted by market or economic conditions, among other factors.

How We Addressed the Matter in Our Audit

Among other procedures, we read the purchase agreement and assessed for the completeness of identified intangible assets and evaluated the relevant terms for the payout of the contingent consideration. We also evaluated forecasts used in determining the acquisition date fair values of the intangible asset and contingent consideration. We identified and tested the significant assumptions used in the models by comparing forecasts to actual results and relevant market participant data. As part of the assessment, we performed sensitivity analyses over the significant assumptions used in the valuation models. Additionally, we involved our valuation specialists to assist with our evaluation of the selection of the valuation models and the significant assumptions used in the models, and to perform mathematical checks of the valuation.

Goodwill impairment – insurance reporting unit
Description of the Matter

As described in Note 1 to the consolidated financial statements, goodwill is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. During 2022, the Company recognized a $43.7 million goodwill impairment for its insurance reporting unit.

Auditing management’s goodwill impairment test for the Insurance reporting unit was complex because the estimation of fair value of the reporting unit involves subjective management assumptions, such as estimates of the projected rates of discrete and long-term growth of cash flows and the discount rate. Each were considered subjective as they represented estimates of future performance and could be affected by expectations in future market or economic conditions, among other factors.

How We Addressed the Matter in Our Audit

Our audit procedures to test the fair value of the Insurance reporting unit included, among others, assessing the valuation methodologies and significant assumptions discussed above and the underlying data used to develop such assumptions. We also evaluated forecasts used in determining the fair value of the reporting unit. We identified and tested the significant assumptions used in the models by comparing forecasts to actual results and the significant assumptions to current industry, market and economic trends, and other guideline companies in the same industry. As part of the assessment, we performed sensitivity analyses over the significant assumptions used in the models. We also tested management’s reconciliation of the fair value of all reporting units to the market capitalization of the Company. We involved our valuation specialists to assist us in performing our audit procedures to test the estimated fair values of the Insurance reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Seattle, Washington

March 16, 2023

Porch Group, Inc. Consolidated Balance Sheets December 31, 2022 and 2021 (all numbers in thousands, except share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$215,060	$315,741
Accounts receivable, net	26,438	28,767
Short-term investments	36,523	9,251
Reinsurance balance due	299,060	228,416
Prepaid expenses and other current assets	20,009	14,338
Restricted cash	13,545	8,551
Total current assets	610,635	605,064
Property, equipment, and software, net	12,240	6,666
Operating lease right-of-use assets	4,201	4,504
Goodwill	244,697	225,654
Long-term investments	55,118	58,324
Intangible assets, net	108,255	129,830
Restricted cash, non-current	—	500
Long-term insurance commissions receivable	12,265	7,521
Other assets	1,646	684
Total assets	$1,049,057	$1,038,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,268	$6,965
Accrued expenses and other current liabilities	39,742	37,675
Deferred revenue	270,690	201,085
Refundable customer deposits	20,142	15,274
Current debt	16,455	150
Losses and loss adjustment expense reserves	100,632	61,949
Other insurance liabilities, current	61,710	40,024
Total current liabilities	515,639	363,122
Long-term debt	425,310	414,585
Operating lease liabilities, non-current	2,536	2,694
Earnout liability, at fair value	44	13,866
Private warrant liability, at fair value	707	15,193
Other liabilities (includes $24,546 and $9,617 at fair value, respectively)	25,468	12,242
Total liabilities	969,704	821,702
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.0001 par value:	10	10
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 98,455,838 and 97,961,597, respectively
Additional paid-in capital	670,537	641,406
Accumulated other comprehensive loss	(6,171)	(259)
Accumulated deficit	(585,023)	(424,112)
Total stockholders’ equity	79,353	217,045
Total liabilities and stockholders’ equity	$1,049,057	$1,038,747

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc. Consolidated Statements of Operations Years Ended December 31, 2022, 2021 and 2020 (all numbers in thousands, except share amounts)

	2022	2021	2020
Revenue	$275,948	$192,433	$72,299
Operating expenses(1):
Cost of revenue	107,577	58,725	17,562
Selling and marketing	113,848	84,273	41,665
Product and technology	59,565	47,005	28,546
General and administrative	110,619	85,795	28,199
Impairment loss on intangible assets and goodwill	61,386	—	—
Gain on divestiture of businesses	—	—	(1,442)
Total operating expenses	452,995	275,798	114,530
Operating loss	(177,047)	(83,365)	(42,231)
Other income (expense):
Interest expense	(8,723)	(5,757)	(14,734)
Change in fair value of earnout liability	13,822	(18,519)	—
Change in fair value of private warrant liability	14,486	(15,389)	2,427
Gain on extinguishment of debt	—	5,110	5,748
Investment income and realized gains, net of investment expenses	1,174	701	—
Other income (expense), net	571	340	(6,931)
Total other income (expense)	21,330	(33,514)	(13,490)
Loss before income taxes	(155,717)	(116,879)	(55,721)
Income tax benefit (expense)	(842)	10,273	1,689
Net loss	$(156,559)	$(106,606)	$(54,032)
Induced conversion of preferred stock	—	—	(17,284)
Net loss attributable to common stockholders	$(156,559)	$(106,606)	$(71,316)

Loss per share - basic (Note 19)	$(1.61)	$(1.14)	$(1.96)
Loss per share - diluted (Note 19)	$(1.61)	$(1.14)	$(2.03)

Shares used in computing basic loss per share	97,351,241	93,884,566	36,344,234
Shares used in computing diluted loss per share	97,351,241	93,884,566	36,374,215

(1)	Amounts include stock-based compensation expense, as follows:

	2022	2021	2020
Cost of revenue	$—	$1	$2
Selling and marketing	4,855	5,584	1,901
Product and technology	5,435	7,223	5,248
General and administrative	16,751	25,784	4,145
	$27,041	$38,592	$11,296

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc.

Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2022, 2021 and 2020
(all numbers in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(156,559)	$(106,606)	$(54,032)
Other comprehensive income (loss):
Current period change in net unrealized loss, net of tax	(5,912)	(259)	—
Comprehensive loss	$(162,471)	$(106,865)	$(54,032)

The accompanying notes are an integral part of these financial statements.

Porch Group, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) Years Ended December 31, 2022, 2021 and 2020 (all numbers in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balances as of January 1, 2020	34,197,822	$3	$203,492	$(263,474)	$—	$(59,979)
Comprehensive loss	—	—	—	(54,032)	—	(54,032)
Stock-based compensation	—	—	10,660	—	—	10,660
Stock-based compensation - earnout	1,976,332	—	636	—	—	636
Issuance of Series B and Series C redeemable convertible preferred stock(1)	682,539	—	4,836	—	—	4,836
Conversion of convertible notes to Series C redeemable convertible preferred stock(1)	198,750	—	1,436	—	—	1,436
Repurchase of redeemable convertible preferred stock	(75,162)	—	(480)	—	—	(480)
Issuance of common stock warrants	—	—	44	—	—	44
Vesting of restricted stock awards issued for acquisitions	472,141	—	—	—	—	—
Issuance of common stock for acquisitions	785,330	—	6,898	—	—	6,898
Exercise of stock options and warrants	505,711	—	1,029	—	—	1,029
Net share settlement of common stock options and restricted stock units	1,189,911	—	—	—	—	—
Shareholder contribution	—	—	17,584	—	—	17,584
Inducement to convert preferred stock	—	—	(17,284)	—	—	(17,284)
Impacts of recognition of contingent beneficial conversion feature	—	—	(5,208)	—	—	(5,208)
Conversion of common stock warrants into common stock	1,705,266	—	—	—	—	—
Conversion of redeemable convertible preferred stock warrants into common stock	702,791	—	11,029	—	—	11,029
Recapitalization and PIPE financing	35,304,052	5	239,722	—	—	239,727
Tax impacts of recapitalization	—	—	187	—	—	187
Earnout liability	4,023,668	—	(50,238)	—	—	(50,238)
Cancellation of redeemable convertible preferred stock repurchase liability	—	—	480	—	—	480
Balances as of December 31, 2020	81,669,151	$8	$424,823	$(317,506)	$—	$107,325
Comprehensive loss	—	—	—	(106,606)	(259)	(106,865)
Stock-based compensation	—	—	15,631	—	—	15,631
Stock-based compensation - earnout	—	—	22,961	—	—	22,961
Issuance of common stock for acquisitions	2,042,652	1	35,706	—	—	35,707
Contingent consideration for acquisitions	—	—	6,685	—	—	6,685
Reclassification of earnout liability upon vesting	—	—	54,891	—	—	54,891
Reclassification of private warrant liability upon exercise	—	—	31,730	—	—	31,730
Vesting of restricted stock awards	2,549,223	—	—	—	—	—
Exercise of stock warrants	11,521,412	1	126,768	—	—	126,769
Exercise of stock options	1,700,557	—	4,326	—	—	4,326
Income tax withholdings	(1,521,398)	—	(28,940)	—	—	(28,940)
Capped call transactions	—	—	(52,913)	—	—	(52,913)
Transaction costs	—	—	(262)	—	—	(262)
Balances as of December 31, 2021	97,961,597	$10	$641,406	$(424,112)	$(259)	$217,045

The accompanying notes are an integral part of these financial statements

Porch Group, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) - Continued
Years Ended December 31, 2022, 2021 and 2020
(all numbers in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of January 1, 2022	97,961,597	$10	$641,406	$(424,112)	$(259)	$217,045
Comprehensive loss	—	—	—	(156,559)	(5,912)	(162,471)
Stock-based compensation	—	—	27,041	—	—	27,041
Issuance of common stock for acquisitions	628,660	—	3,552	—	—	3,552
Contingent consideration for acquisitions	—	—	530	—	—	530
Vesting of restricted stock awards	2,144,546	—	—	—	—	—
Exercise of stock options	473,653	—	1,116	—	—	1,116
Income tax withholdings	(613,377)	—	(3,108)	—	—	(3,108)
Repurchases of common stock	(2,388,756)	—	—	(4,352)	—	(4,352)
Balances as of December 31, 2022	98,206,323	$10	$670,537	$(585,023)	$(6,171)	$79,353

The accompanying notes are an integral part of these financial statements

Porch Group, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2022, 2021 and 2020 (all numbers in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(156,559)	$(106,606)	$(54,032)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27,930	16,386	6,644
Amortization of operating lease right-of-use assets	2,117	1,861	—
Impairment loss on intangible assets and goodwill	61,386	—	—
Loss on sale and impairment of property, equipment, and software	745	595	895
Gain on extinguishment of debt	—	(5,110)	(5,748)
Loss on remeasurement of debt	—	—	895
Gain on divestiture of businesses	—	—	(1,442)
Loss on remeasurement of Legacy Porch warrants	—	—	2,584
Loss (gain) on remeasurement of private warrant liability	(14,486)	15,389	(2,427)
Loss (gain) on remeasurement of contingent consideration	6,944	(2,244)	1,700
Loss (gain) on remeasurement of earnout liability	(13,822)	18,519	—
Stock-based compensation	27,041	38,592	11,296
Amortization of investment premium/accretion of discount, net	278	369	—
Net realized losses on investments	370	67	—
Interest expense (non-cash)	2,270	2,387	7,488
Other	885	1,055	(23)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(4,886)	(2,905)	203
Reinsurance balance due	(70,644)	(15,343)	—
Prepaid expenses and other current assets	(5,146)	(5,323)	(2,587)
Accounts payable	(697)	(11,779)	4,092
Accrued expenses and other current liabilities	(6,519)	(15,981)	(15,946)
Losses and loss adjustment expense reserves	38,683	(22,417)	—
Other insurance liabilities, current	21,686	14,396	—
Deferred revenue	66,254	53,556	2,206
Refundable customer deposits	6,537	(3,545)	(3,521)
Deferred income tax	(287)	—	—
Long-term insurance commissions receivable	(4,744)	(4,156)	(3,365)
Operating lease liabilities, non-current	(2,082)	(2,141)	—
Other	(990)	(399)	2,419
Net cash used in operating activities	(17,736)	(34,777)	(48,669)
Cash flows from investing activities:
Purchases of property and equipment	(2,350)	(972)	(279)
Capitalized internal use software development costs	(8,100)	(3,719)	(2,601)
Purchases of short-term and long-term investments	(52,506)	(24,006)	—
Maturities, sales of short-term and long-term investments	21,906	21,694	—
Acquisitions, net of cash acquired	(38,628)	(256,430)	(7,791)
Net cash used in investing activities	(79,678)	(263,433)	(10,671)
Cash flows from financing activities:
Proceeds from recapitalization and PIPE financing	—	—	305,133
Distribution to stockholders	—	—	(30,000)
Transaction costs - recapitalization	—	(262)	(5,652)
Proceeds from debt issuance, net of fees	33,643	413,537	66,190
Repayments of advance funding	(22,746)	—	—
Repayments of principal and related fees	(5,150)	(46,965)	(81,640)
Proceeds from issuance of redeemable convertible preferred stock, net of fees	—	—	4,714
Capped call transaction	—	(52,913)	—
Proceeds from exercises of warrants	—	126,741	—
Proceeds from exercises of stock options and Legacy Porch warrants	1,116	4,288	911
Income tax withholdings paid upon vesting of restricted stock units	(3,108)	(28,877)	—
Payments of acquisition-related contingent consideration	(715)	—	—
Repurchase of stock	(1,813)	—	(42)
Net cash provided by financing activities	1,227	415,549	259,614
Net change in cash, cash equivalents, and restricted cash	$(96,187)	$117,339	$200,274
Cash, cash equivalents, and restricted cash, beginning of period	$324,792	$207,453	$7,179
Cash, cash equivalents, and restricted cash end of period	$228,605	$324,792	$207,453

Porch Group, Inc. Consolidated Statements of Cash Flows — Continued Years Ended December 31, 2022, 2021 and 2020 (all numbers in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures
Cash paid for interest	$3,512	$2,662	$9,103
Cash paid for income taxes	$674	$—	$—
Non-cash consideration for acquisitions	$12,252	$52,761	$9,295
Share repurchases included in accrued expenses and other current liabilities	$2,539	$—	$—
Reduction of earnout liability due to a vesting event	$—	$54,891	$—
Conversion of redeemable convertible preferred stock warrants into common stock	$—	$—	$11,029
Earnout liability	$—	$—	$50,238
Private warrant liability	$—	$—	$31,534
Capital contribution from a shareholder - inducement to convert preferred stock to common	$—	$—	$17,284
Non-cash inducement to convert preferred stock to common	$—	$—	$17,284
Debt discount for warrants issued (non-cash)	$—	$—	$1,215
Cancelation of a convertible promissory note on divestiture of a business	$—	$—	$2,724
Conversion of debt to redeemable convertible preferred stock (non-cash)	$—	$—	$1,436
Capital contribution from a shareholder - guarantee of debt	$—	$—	$300

The accompanying notes are an integral part of these financial statements.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all numbers in thousands, except share amounts and unless otherwise stated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group,” “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to approximately 30,900 companies and small businesses. Porch’s Insurance segment, with approximately 390,000 insurance and warranty policies in force, operates both as an insurance carrier underwriting home insurance policies, and as an agent selling home and auto insurance for over 20 national and regional insurance companies. The Insurance Segment also includes Porch’s warranty service offerings. The Vertical Software segment provides software and services to home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, and individuals.

Porch helps home service providers grow their business and improve their customer experience. In addition, through these relationships, Porch gains access to homebuyers and is able to offer services to make the moving process easier, helping consumers save time and make better decisions about critical services, including insurance, warranty, moving, security, TV/Internet, home repair and improvement.

December 23, 2020 Merger

On July 30, 2020, Porch.com, Inc. (“Legacy Porch”) entered into a definitive agreement (as amended, the “Merger Agreement”) with PropTech Acquisition Corporation (“PTAC”), a special purpose acquisition company, whereby the parties agreed to merge, resulting in the parent of Porch.com, Inc. becoming a publicly listed company under the name Porch Group, Inc. This merger (the “Merger”) closed on December 23, 2020. Among other transactions which are fully described in “Item 8. Financial Statements and Supplementary Data” in the 2021 Annual Report on Form 10-K as filed with the SEC on March 16, 2022, the following transactions occurred:

●	Immediately prior to the Merger, certain third-party investors (“PIPE Investors”), purchased 15,000,000 newly issued shares of Porch Group, Inc. common stock at a price of $10.00 per share in exchange for cash. Net proceeds from the additional offering were $141.8 million after the deduction of $8.2 million of direct offering costs.
●	PTAC issued 36,264,984 shares of PTAC Class A Common Stock and $30 million in exchange for all 83,559,663 vested and outstanding shares of Legacy Porch Common stock to complete the Merger. In addition, 5,000,000 “earnout” shares were issued to pre-closing holders of Legacy Porch common stock, employee or service provider holders of unvested Legacy Porch option and restricted stockholders, subject to vesting conditions. 1,000,000 restricted shares subject to the same were issued to the Chief Executive Officer of the Company subject to the same vesting condition as the “earnout” shares. An additional 150,000 shares were provided to service providers in exchange for services related to the transaction. See Note 9.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

●	As a result of the Merger, $305.1 million was available for use by Porch Group, Inc., prior to a $30 million distribution to pre-closing holders of Legacy Porch common stock, resulting in net assets available of $275.1 million.
●	14,235,000 common stock warrants remained outstanding as a result of the merger, of which, 5,700,000 were private warrants and 8,625,000 were public warrants. 1,795,700 private warrants remained unexercised as of December 31, 2022 and 2021. See Note 8.
●	In connection with the Merger, Porch incurred $30.8 million of transaction costs of which, $5.6 million were paid in cash. In addition, Porch issued 1,580,000 shares of common stock at a fair value of $23.3 million and 150,000 earnout shares at a fair value of $1.9 million as compensation for transaction services. Of the total amount, $27.0 million met the eligibility criteria to be charged against equity because the costs were incurred pursuant to an issuance of equity as part of the recapitalization. $3.8 million were recognized as expenses, as the costs were deemed related to the issuance of private warrants and earnout shares which are liability classified financial instruments.
●	As a result of the foregoing transactions, $239.7 million was reflected as contributed capital on the Company’s consolidated statements of stockholders’ equity (deficit). Presented separately, the Company also assumed a $50.4 million non-cash liability associated with the earnout shares, and $34.0 million liability associated with the Private Warrants, both described above.

Accordingly, the Merger transactions were treated as the equivalent of Porch.com, Inc. issuing stock for the net assets of PTAC. Consistent with SEC Topic 12, Reverse Acquisitions and Reverse Recapitalizations, the transaction was, in substance, a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting was similar to that of a reverse acquisition, except that no goodwill or other intangible assets were recorded at the time of the Merger.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The estimates and assumptions that are evaluated by management include, but are not limited to, impairment losses on intangible assets and goodwill, estimated variable consideration for services performed, estimated lifetime value of insurance agency commission revenue, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the consolidated financial statements.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Concentrations

Financial instruments which potentially subject the Company to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit and fixed-maturity securities, as well as receivable balances in the course of collection.

The Company’s insurance carrier subsidiary has exposure and remains liable in the event of an insolvency of one of its primary reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurance counterparties. Two reinsurers represented more than 10% individually, and 45% in aggregate, of the Company’s insurance subsidiary’s total reinsurance receivables as of December 31, 2022. Five reinsurers represented more than 10% individually, and 68% in aggregate, of the Company’s insurance subsidiary’s total reinsurance receivables as of December 31, 2021.

The Company’s insurance and warranty revenues in the Insurance segment are concentrated in Texas (which represent approximately 52% and 61% of the Insurance segment revenues in 2022 and 2021, respectively) and South Carolina (which represent approximately 10% and 9% of the Insurance segment revenues in 2022 and 2021, respectively).

No individual customer represented more than 10% of the Company’s total revenue for the years ended December 31, 2022, 2021 or 2020. As of December 31, 2022 and 2021, no individual customer accounted for 10% or more of the Company’s total accounts receivable.

As of December 31, 2022, the Company held approximately $148.0 million of cash with three U.S. commercial banks. As of December 31, 2021, the Company held approximately $262.4 million of cash with one U.S. commercial bank.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash equivalents as of December 31, 2022 includes $5.1 million held by the Company’s captive insurance company as a collateral for the benefit of Homeowners of America (“HOA”), $1.0 million held in money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.0 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in nineteen states, and $2.4 million related to acquisition indemnifications. Restricted cash as of December 31, 2021 includes $0.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.9 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty-five states, $0.3 million of customer deposits, and $2.6 million related to acquisition indemnifications in escrow accounts, of which $0.5 million is recorded in non-current assets.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The reconciliation of cash and cash equivalents to amounts presented in the consolidated statements of cash flows are as follows:

	December 31, 2022	December 31, 2021

Cash and cash equivalents	$215,060	$315,741
Restricted cash and restricted cash equivalents - current	13,545	8,551
Restricted cash and restricted cash equivalents - non-current	—	500
Cash, cash equivalents and restricted cash	$228,605	$324,792

Investments

The Company’s investments are primarily comprised of short-term certificates of deposit, U.S. Treasury, corporate and municipal bonds, and mortgage-backed securities and are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) (“AOCI”). Investments are classified as current or non-current based upon the remaining maturity of the investment. Amortization of premium and accretion of discount are computed using the effective interest method. The accretion or amortization of discounts and premiums on mortgage-backed securities takes into consideration actual and future estimated principal prepayments. The Company utilizes estimated prepayment speed information obtained from published sources. The effects of the yield of a security from changes in principal prepayments are recognized prospectively. The degree to which a security is susceptible to yield adjustments is influenced by the difference between its carrying value and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment, and the repayment priority for structured securities.

The Company evaluates whether declines in the fair value of its investments below amortized cost are other-than-temporary. See Note 3 for additional information about the Company’s evaluation.

Realized gains and losses on sales of investments are determined using the specific-identification method.

The following table presents investments pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.

	December 31, 2022	December 31, 2021
Certificates of deposit	$1,463	$2,164
U.S. Treasury notes	1,216	1,276
	$2,679	$3,440

$0.2 million of pledged certificates of deposit and $0.5 million of U.S. Treasury notes are included in short-term investments, and $1.2 million of pledged certificates of deposit and $0.8 million of pledged U.S. Treasury notes are included in long-term investments, on the accompanying consolidated balance sheet as of December 31, 2022. $1.3 million of pledged certificates of deposit are included in short-term investments, and $1.3 million of pledged U.S. Treasury notes and $0.9 million of pledged certificates of deposit are included in long-term investments, on the accompanying consolidated balance sheet as of December 31, 2021.

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers, corporate partnerships, and individual policyholders, as well as credit card receivables. The Company estimates allowances for uncollectible receivables based on the credit worthiness of its customers, historical trend analysis and general economic conditions.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at December 31, 2022 and 2021, was $0.5 million and $0.4 million, respectively.

Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected more than twelve months from the balance sheet date. The Company records the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.

Deferred Policy Acquisition Costs

The Company capitalizes deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Company’s insurance subsidiary of new or renewal insurance contracts. DAC are amortized to expense on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of December 31, 2022 and 2021, DAC of $8.7 million and $4.0 million, respectively, is included in prepaid expenses and other current assets. Amortized deferred acquisition costs included in sales and marketing expense, amounted to $14.5 million and $2.5 million, for the years ended December 31, 2022 and 2021, respectively.

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

Goodwill

The Company tests goodwill for impairment for each reporting unit on an annual basis, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform a quantitative impairment test. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, the

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Company performs a quantitative assessment. If a quantitative goodwill impairment assessment is performed, the Company utilizes a combination of market and income valuation approaches. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the reporting unit is less than its carrying value. The Company has selected October 1 as the date to perform its annual impairment test.

During the third quarter of 2022, management identified various qualitative factors that collectively, indicated that the Company had triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. The Company performed a valuation of both the Vertical Software and Insurance reporting units using a combination of market and income approaches based on peer performance and discounted cash flow or dividend discount model methodologies. Given the results of the quantitative assessment, the Company determined that the Insurance reporting unit’s goodwill was impaired, and recorded impairment charges of $39.4 million related to its Insurance segment.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of income and market valuation approaches using publicly traded company multiples in similar businesses. Such fair value measurements are based predominately on Level 3 inputs. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 17% to 20%.

In the fourth quarter of 2022, the Company updated its preliminary purchase price allocations for certain acquisitions. As a result of these adjustments, the carrying value of the Insurance reporting unit was higher than the fair value as of September 30, 2022, which resulted in the Company recognizing an additional goodwill impairment charge of $4.3 million in the fourth quarter of 2022.

During the year ended December 31, 2022, the Company recorded total goodwill impairment charges of $43.7 million, related to its Insurance segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the consolidated statements of operations.

There were no goodwill impairment losses recorded during the years ended December 31, 2021 and 2020.

Intangible Assets

Intangible assets consist of acquired customer relationships, acquired technology, trademarks and trade names, renewal rights, insurance licenses, non-compete agreements, value of businesses acquired, and related assets that are amortized over their estimated useful lives. Certain intangible assets are considered to have indefinite lives. We test indefinite-lived intangible assets for impairment annually on October 1 and whenever events or circumstances arise that indicate an impairment may exist. See Impairment of Long-Lived Assets section below.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property, equipment, software and amortizing intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Events that trigger a test for recoverability include a significant decrease in the market price for a long-lived asset, significant negative industry or economic trends, an accumulation of costs significantly in excess of the amount originally expected for the acquisition, a current-period operating or cash flow loss combined with a history of

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or a sustained decrease in share price. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on an income approach. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. Management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows.

During the third quarter of 2022, management identified various qualitative factors that collectively indicated that the Company had trigger events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. The Company used an income approach to determine that the estimated fair value of certain asset groups was less than their carrying values, which resulted in impairment charges of $17.7 million, primarily related to acquired technology, trademarks and tradenames, and customer relationships for certain businesses within its Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the consolidated statements of operations.

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

Losses due to impairment of long-lived assets, other than intangible assets, totaled $0.6 million, $0.6 million and $0.6 million during 2022, 2021 and 2020, respectively, and are included in product and technology expense in the consolidated statements of operations.

Losses and Loss Adjustment Expenses Reserves

The liability for losses and loss adjustment expenses (“LAE”) is an estimate of the amounts required to cover known incurred losses and LAE and is developed through the review and assessment of loss reports, along with the analysis of known claims. These reserves include management’s estimate of the amounts for losses incurred but not reported (“IBNR”).  IBNR is reviewed regularly using a variety of actuarial techniques. We update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Although management believes that the balance of these reserves is adequate, such liabilities are necessarily dependent on estimates, the ultimate expense may be more or less than the amounts presented. The approach and methods for developing these estimates and for recording the resulting liability are continually reviewed. Any adjustments to this reserve are recognized in the consolidated statements of operations. Losses and LAE, less related reinsurance is charged to expense as incurred.

Reinsurance

In the normal course of business, the Company monitors return and risk and seeks to reduce the overall exposure to losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company’s insurance company subsidiaries have entered proportional and non-proportional reinsurance treaties, under which the insurance company subsidiaries have ceded some, but not all, the liabilities to third-party reinsurers including, but not limited to, catastrophe exposure. The amount and type of reinsurance employed is based on management’s analysis of capital as well as its estimates of probable maximum loss and evaluation of the conditions within the reinsurance market.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, HOA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.

Additionally, the insurance contracts are subject to contingent commission adjustments and loss participation features, which aligns our interests with those of our reinsurers.

Ceded premium written is recorded in accordance with the applicable terms of the reinsurance contracts and ceded premium earned is charged against revenue over the period of the reinsurance contracts. Ceded losses incurred reduce net loss and LAE incurred over the applicable periods of the reinsurance contracts with third-party reinsurers.

Other Insurance Liabilities, Current

The following table details the components of other insurance liabilities, current in the consolidated balance sheets:

	As of December 31, 2022	As of December 31, 2021
Ceded reinsurance premiums payable	$29,204	$22,523
Commissions payable, reinsurers and agents	21,045	10,697
Advance premiums	8,668	4,277
Funds held under reinsurance treaty	1,851	2,206
General and accrued expenses payable	942	321
Other insurance liabilities, current	$61,710	$40,024

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

Redeemable Convertible Preferred Stock Warrants

The Company accounts for its warrants to purchase shares of redeemable convertible preferred stock as liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations. As discussed in “December 23, 2020 Merger” section of Note 1, all

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

redeemable convertible preferred stock warrants were converted into common stock or canceled immediately prior to the Merger.

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

Revenue Recognition

The Company generates revenue from a variety of sources:

●	Insurance revenue in the form of insurance and warranty premiums, policy fees, commissions from reinsurers and other insurance-related fees generated through its owned insurance carrier, as well as commissions from third-party insurance carriers where Porch acts as an independent agent;
●	Software and service subscription revenue generated from fees paid by companies for access to Porch’s software and provision of services;
●	Move-related revenue through fees received for connecting homeowners to service providers during time of a move including movers, TV/Internet, warranty, and security monitoring providers and for providing select services directly to the homeowner; and
●	Post-move related revenue in the form of fees earned from introducing homeowners to home service professionals including handyman, plumbers, electricians, roofers, etc.

The Company determines revenue recognition for contracts with customers through the following five-step framework:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company identifies performance obligations in its contracts with customers, which primarily include delivery of homeowner leads and commissions from third-party insurance carriers, performance of home project and moving services (Move-related and Post-move Revenue), and providing access to the Company’s software platforms and services (Software and Service Subscription Revenue). The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when or as performance obligations are satisfied.

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

Software and Service Subscription Revenue

Software and Service Subscription Revenue is primarily generated from the vertical software services provided to home inspectors, roofing companies, title insurance companies, mortgage companies, and other home services companies. The Company does not provide the customer with the right to take possession of any part of the software supporting the cloud-based application services. The Company’s typical subscription contracts are monthly or annual contracts in which pricing is based on a specified volume of activity. The Company also provides certain data analytics, transaction monitoring and marketing services under subscription and service contracts. Fees earned for providing access to the software and services are non-refundable and there is no right of return. Revenue is recognized based on the amount which the Company is entitled to for providing access to the software and services during the contract term.

Move-related Revenue

Move-related revenue is generated when the Company connects service providers directly to homeowners, and includes fees earned from providing services directly to the homeowner, mainly moving services. The Company generally invoices for move-related services projects on a fixed fee or time and materials basis as contractually agreed-upon with the end customer (i.e., the transaction price). Revenue is recognized as services are performed based on an output measure of progress, which is generally over a short duration (e.g., same day). Fees earned for providing move-related services are non-refundable and there is generally no right of return.

In certain of our move-related product offerings, the Company acts as the principal in the revenue transactions as it is primarily responsible to the end customer for providing the service, has a level of discretion in establishing pricing, and controls the service prior to providing it to the end customer. This control is evidenced by the ability to identify, select, and direct the service provider that provides the ultimate service to end customers, and the Company recognizes these revenues on a gross basis. In other instances, third-party merchant partners are responsible for delivering the service to the end customer. Revenue for these arrangements is recognized on a net basis.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Post-move Revenue

Post-move revenue is generated by the Company connecting third-party service providers (“Service Providers”) with homeowners that meet pre-defined criteria and who may be looking for relevant services.

Revenue generated from Service Providers is recognized at a point in time upon the connection of a homeowner to the Service Provider, at which point the Company’s performance obligation has been satisfied. The transaction price is generally either a fixed price per qualifying lead or activated service (fixed consideration), or a percentage of the revenue the Service Provider ultimately generates through the homeowner connection (variable consideration). When the transaction price is variable, the transaction price is constrained and limited to an amount the Company believes is not probable of significant reversal.

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

Post-move revenue also includes fees earned from providing a variety of services directly to the homeowner, mainly handyman services. The Company generally invoices for services projects on a fixed fee or time and materials basis as contractually agreed-upon with the end customer (i.e., the transaction price). Revenue is recognized as services are performed based on an output measure of progress, which is generally over a short duration (e.g., same day). Fees earned for providing service projects are non-refundable and there is generally no right of return.

The Company acts as the principal in these service transactions as it is primarily responsible to the end customer for providing the service, has a level of discretion in establishing pricing, and controls the service prior to providing it to the end customer. This control is evidenced by the ability to identify, select, and direct the service provider that provides the ultimate service to end customers.

Insurance and Warranty Revenue

Insurance Revenue

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

The Company estimates LTV each period by evaluating various factors, including commission rates for specific carriers and estimated average plan duration based on insurance carrier and market data related to policy renewals for similar insurance policies. Management reviews and monitors changes in the data used to estimate LTV as well as the cash received for each policy type compared to original estimates. If the Company identifies changes that it believes are indicative of an increase or decrease to prior period LTVs, the Company will update its estimates of variable consideration. There were no changes to the estimated variable consideration for the periods presented.

Starting in April 2021, through the newly acquired Homeowners of America Holding Corporation and its subsidiaries (collectively, “HOA”), the Company is authorized to write various forms of homeowners and auto

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

insurance. Insurance-related revenues primarily relate to premiums, policy fees, ceding commissions and reinsurance profit share. Premiums are recognized as revenue over the policy term. The portion of premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies, is deferred and reported as deferred revenue. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written.

Excess ceding commissions represent the commissions from reinsurers in excess of the portion which represents the reimbursement of acquisition costs associated with insurance risk ceded to reinsurers and is earned on a pro-rata basis over the life of the reinsurance policy. Reinsurance profit share is additional ceding commissions payable to the Company based on attaining specified loss ratios within individual treaty years. Reinsurance profit share income is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses.

Warranty Revenue

The Company provides warranty products to homeowners which are sold through various channels including home inspection companies, real estate agents and direct to customers These products provide customers with product protection that enhances or extends coverage offered by the manufacturer’s warranty and provides additional customer-friendly benefits that go beyond the scope of a manufacturer’s warranty. Typically, our home warranty policies cover a ninety-day to three-year period. Revenue for these policies is recognized ratably over the actual warranty coverage period for each individual policy.

The Company also offers products that customers may purchase to extend the manufacturer’s covered warranties for a term of up to twenty-five years. Revenue for these policies is recognized over the term of the agreement in proportion to the Company’s relief from risk we expect to incur in satisfying the contract obligations.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year, which generally consist of sales commissions to employees. As of December 31, 2022 and 2021, the Company had $0.3 million and $0.1 million of capitalized costs in prepaid expenses and other current assets, respectively, and $0.6 million and $0.3 million, respectively, in other assets on the consolidated balance sheets.

The capitalized contract costs are amortized over an estimated period of benefit. During the years ended December 31, 2022, 2021, and 2020, $0.2 million, $0.1 million and $nil of amortization of capitalized costs, respectively, was recorded as a component of selling and marketing expenses in the accompanying consolidated statements of operations.

The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment.

Cost of Revenue

Cost of revenue primarily consists of insurance losses and loss adjustment expenses, claims personnel costs, warranty claims, third-party providers for executing moving labor and handyman services when the Company is managing the job, data costs related to marketing campaigns, certain call center costs, credit card processing and merchant fees.

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

Advertising

Advertising costs are expensed as incurred. During the years ended December 31, 2022, 2021 and 2020, the Company incurred $13.5 million, $3.6 million, and $2.2 million in advertising costs, respectively. Advertising costs are included in selling and marketing expenses in the Company’s consolidated statements of operations.

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

Stock-Based Compensation

The Company issues stock-based compensation to employees and nonemployees in the form of stock options and restricted stock awards, including performance and market-based restricted stock awards. The fair value of stock options is based on the date of the grant using the Black-Scholes option-pricing model. The awards are accounted for by recognizing the fair value of the related award over the requisite service period, which is generally the vesting period. Forfeitures are accounted for when they occur. The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the grant date. The value of market based restricted stock units is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award.

The Company also issues awards which contain performance and/or market conditions. For awards with performance conditions, we recognize compensation expense only if the specified performance condition is probable of achievement. We update our assessment of probability at each reporting period. All compensation expense for performance awards with market conditions only, is recognized if the requisite service period is fulfilled, even if the market condition is not satisfied.

The awards are generally expensed on a straight-line basis, except for awards with performance or market conditions which are expensed on a graded vesting basis.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as a liability at their initial fair value, and then are remeasured as of each balance sheet date thereafter. Changes in the estimated fair value of the liability for warrants are recognized as a non-cash gain or loss on the consolidated statements of operations in the period in which the change occurred.

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable definite-lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The Company allocates the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents an obligation of the Company to make additional payments or equity interests to the former owner(s) as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

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

Operating leases are primarily for office space and are included in operating lease right-of-use (“ROU”) assets, accrued expenses and other current liabilities, and operating lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives. Operating ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

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

For operating leases with a term of one year or less, we have elected to not recognize a lease liability or ROU asset on our consolidated balance sheet. Instead, we recognize the lease payments as expense on a straight-line basis over the lease term. Short-term lease expenses are immaterial to our consolidated statements of operations and cash flows.

Other income (expense), net

The following table details the components of other income (expense), net on the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Interest income	$717	$33	$—
Loss on remeasurement of debt	—	—	(895)
Loss on remeasurement of Legacy Porch warrants	—	—	(2,584)
Transaction costs - recapitalization	—	—	(3,974)
Gain on settlement of accounts payable	—	175	796
Other, net	(146)	132	(274)
	$571	$340	$(6,931)

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The amendments of this ASU do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606. The amendments of this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years. The ASU clarifies that early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company early adopted this ASU as of January 1, 2022, and applied the guidance for business combinations during 2022. The impact of the adoption on the consolidated balance sheets, statements of operations, and statements of cash flows was immaterial.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

2. Revenue

Disaggregation of Revenue

Total revenues consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Vertical Software segment
Software and service subscriptions	$72,777	$57,004	$7,672
Move-related transactions	62,317	60,996	36,921
Post-move transactions	19,821	19,150	19,206
Total Vertical Software segment revenue	154,915	137,150	63,799

Insurance segment
Insurance and warranty premiums, commissions and policy fees	121,033	55,283	4,166
Total Insurance segment revenue	121,033	55,283	4,166

Divested Businesses	—	—	4,334

Total revenue(1)	$275,948	$192,433	$72,299

(1) Revenue recognized during 2022, 2021 and 2020 includes revenue of $83.9 million, $26.6 million and $nil, respectively, which is accounted for separately from revenue from contracts with customers.

Disclosures Related to Contracts with Customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits. Refundable customer deposits related to contracts with customers were not material at December 31, 2022 and 2021.

Contract Assets —Insurance Commissions Receivable

A summary of the activity impacting the contract assets is presented below:

Contract Assets
Balance at January 1, 2020	$—
Estimated lifetime value of commissions on insurance policies sold by carriers	4,313
Cash receipts	(784)
Balance at December 31, 2020	3,529
Estimated lifetime value of commissions on insurance policies sold by carriers	8,089
Cash receipts	(2,234)
Balance at December 31, 2021	9,384
Estimated lifetime value of commissions on insurance policies sold by carriers	9,925
Cash receipts	(3,788)
Balance at December 31, 2022	$15,521

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

As of December 31, 2022, $3.3 million of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the consolidated balance sheets. The remaining $12.3 million of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue is presented below:

Vertical Software
Deferred Revenue
Balance at January 1, 2020	$3,333
Additional amounts deferred	6,602
Impact of acquisitions	196
Revenue recognized	(4,923)
Balance at December 31, 2020	5,208
Additional amounts deferred	5,539
Impact of acquisitions	1,170
Revenue recognized	(8,103)
Balance at December 31, 2021	3,814
Additional amounts deferred	19,421
Impact of acquisitions	137
Revenue recognized	(19,498)
Balance at December 31, 2022	$3,874

Deferred revenue on our consolidated balance sheets as of December 31, 2022 and 2021, includes $266.8 million and $197.3 million, respectively, of deferred revenue related to our Insurance segment.

Remaining Performance Obligations

The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the consolidated balance sheets, is immaterial as of December 31, 2022 and 2021.

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Warranty Revenue and Related Balance Sheet Disclosures

Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement.

At December 31, 2022, we had $20.0 million, $4.4 million and $1.9 million of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively. At December 31, 2021, we had $14.9 million, $nil and $nil of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively.

For the year ended December 31, 2022, we incurred $3.7 million in expenses related to warranty claims.

3. Investments

The following table provides the Company’s investment income, and realized gains on investments:

	Year Ended December 31,
	2022	2021
Investment income, net of investment expenses	$1,544	$768
Realized gains on investments	22	62
Realized losses on investments	(392)	(129)
Investment income and realized gains, net of investment expenses	$1,174	$701

The following table provides the amortized cost, fair value and unrealized gains and (losses) of the Company’s investment securities:

	As of December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$35,637	$5	$(320)	$35,322
Obligations of states, municipalities and political subdivisions	11,549	2	(1,326)	10,225
Corporate bonds	31,032	32	(2,837)	28,227
Residential and commercial mortgage-backed securities	12,790	11	(1,268)	11,533
Other loan-backed and structured securities	6,804	6	(476)	6,334
Total investment securities	$97,812	$56	$(6,227)	$91,641

	As of December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$5,452	$1	$(36)	$5,417
Obligations of states, municipalities and political subdivisions	8,913	21	(84)	8,850
Corporate bonds	31,491	89	(155)	31,425
Residential and commercial mortgage-backed securities	14,387	34	(139)	14,282
Other loan-backed and structured securities	7,637	5	(41)	7,601
Total investment securities	$67,880	$150	$(455)	$67,575

The amortized cost and fair value of securities at December 31, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

	As of December 31, 2022
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$34,972	$34,878
Due after one year through five years	18,899	17,293
Due after five years through ten years	19,938	17,665
Due after ten years	4,409	3,938
Residential and commercial mortgage-backed securities	12,790	11,533
Other loan-backed and structured securities	6,804	6,334
Total	$97,812	$91,641

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporarily impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

-	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
-	the extent to which the market value of the security is below its cost or amortized cost;
-	general market conditions and industry or sector specific factors;
-	nonpayment by the issuer of its contractually obligated interest and principal payments; and
-	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss position at December 31, 2022 and 2021, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At December 31, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(127)	$10,748	$(193)	$9,824	$(320)	$20,572
Obligations of states, municipalities and political subdivisions	(929)	6,258	(397)	3,504	(1,326)	9,762
Corporate bonds	(1,623)	16,531	(1,214)	10,328	(2,837)	26,859
Residential and commercial mortgage-backed securities	(687)	6,565	(581)	4,952	(1,268)	11,517
Other loan-backed and structured securities	(359)	4,633	(117)	1,094	(476)	5,727
Total securities	$(3,725)	$44,735	$(2,502)	$29,702	$(6,227)	$74,437

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At December 31, 2021	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(36)	$5,007	$—	$—	$(36)	$5,007
Obligations of states, municipalities and political subdivisions	(84)	4,292	—	—	(84)	4,292
Corporate bonds	(155)	15,446	—	—	(155)	15,446
Residential and commercial mortgage-backed securities	(139)	9,687	—	—	(139)	9,687
Other loan-backed and structured securities	(41)	6,818	—	—	(41)	6,818
Total securities	$(455)	$41,250	$—	$—	$(455)	$41,250

At December 31, 2022 and 2021, there were 483 and 358 securities, respectively, in an unrealized loss position. Of these securities, 218 had been in an unrealized loss position for 12 months or longer as of December 31, 2022. No securities were in an unrealized loss position for 12 months or longer at December 31, 2021.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes and market conditions. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at December 31, 2022 or 2021.

4. Fair Value

The following table details the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement as of December 31, 2022
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$6,619	$—	$—	$6,619
Debt securities:
U.S. Treasuries	35,322	—	—	35,322
Obligations of states and municipalities	—	10,225	—	10,225
Corporate bonds	—	28,227	—	28,227
Residential and commercial mortgage-backed securities	—	11,533	—	11,533
Other loan-backed and structured securities	—	6,334	—	6,334
	$41,941	$56,319	$—	$98,260
Liabilities
Contingent consideration - business combinations	$—	$—	$24,546	$24,546
Contingent consideration - earnout	—	—	44	44
Private warrant liability	—	—	707	707
	$—	$—	$25,297	$25,297

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

Contingent Consideration – Business Combinations

The Company estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of December 31, 2022, the key inputs used to determine the fair value of $9.0 million were management’s cash flow estimates and the discount rate of 17%.

The Company estimated the fair value of the business combination contingent consideration triggered by stock price milestones, related to Floify acquisition in October 2021, using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of December 31, 2022, the key inputs used to determine the fair value of $15.5 million, were the stock price of $1.88, strike price of $36.00, discount rate of 10.3% and volatility of 95%. As of December 31, 2021, the key inputs used in the determination of the fair value of $9.3 million included the volume weighted average price of $16.37, strike price of $36.00, discount rate of 7% and volatility of 60%.

During 2021, the target stock price milestone for one of the legacy acquisitions was met, and a $1.7 million gain equal to the fair value of the contingent consideration was recognized in general and administrative expense on the consolidated statements of operations.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

During 2021, contingent consideration associated with a business combination from 2018 was settled in full for a cash payment of $2.1 million.

Contingent Consideration - Earnout

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by the certain employee forfeitures. As of December 31, 2022, the key inputs used to determine the fair value included exercise price of $22.00, volatility of 100%, forfeiture rate of 15% and stock price of $1.88. As of December 31, 2021, the key inputs used in the determination of the fair value included exercise price of $22.00, volatility of 65%, forfeiture rate of 15% and stock price of $15.59.

Private Warrants

The Company estimated the fair value of the private warrants of $0.7 million using the Black-Scholes option-pricing model. As of December 31, 2022, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 90%, remaining contractual term of 2.98 years, and stock price of $1.88. As of December 31, 2021, the key inputs used in the determination of the fair value included exercise price of $11.50, expected volatility of 60%, remaining contractual term of 3.98 years, and stock price of $15.59.

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

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2022	$13,866	$9,617	$15,193
Additions	—	8,700	—
Settlements	—	(715)	—
Change in fair value, loss (gain) included in net loss(1)	(13,822)	6,944	(14,486)
Fair value as of December 31, 2022	$44	$24,546	$707

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of January 1, 2021	$50,238	$3,549	$31,534
Additions	—	10,374	—
Settlements	(54,891)	(2,062)	(31,730)
Change in fair value, loss (gain) included in net loss(1)	18,519	(2,244)	15,389
Fair value as of December 31, 2021	$13,866	$9,617	$15,193

	Redeemable			Contingent
	Convertible		Contingent	Consideration -	Private
	Preferred Stock		Consideration -	Business	Warrant
	Warrants	FVO Notes	Earnout	Combinations	Liability
Fair value as of January 1, 2020	$6,684	$11,659	$—	$100	$—
Additions	1,762	—	50,238	1,749	33,961
Settlements	(11,030)	(8,698)	—	—	—
Change in fair value, loss (gain) included in net loss(1)	2,584	895	—	1,700	(2,427)
Gain on extinguishment of debt	—	(3,856)	—	—	—
Fair value as of December 31, 2020	$—	$—	$50,238	$3,549	$31,534

(1)	Changes in fair value of redeemable convertible preferred stock warrants and FVO Notes are included in other income (expense), net, and changes in fair value of contingent consideration are included in general and administrative expenses in the consolidated statements of operations (See Note 7).

Fair Value Disclosure

As of December 31, 2022 and 2021, the fair value of the convertible senior notes (the “2026 Notes”) is $238.6 million and $400.4 million, respectively. The decrease of $161.8 million is primarily due to the decline in the stock price at December 31, 2022, as compared to December 31, 2021. The fair value of other debt approximates the unpaid principal balance. The fair value of the line of credit and other notes approximates the unpaid principal balance. All debt, other than the 2026 Notes which is Level 2, is considered a Level 3 measurement. See Note 7.

5. Property, Equipment, and Software

Property, equipment, and software, net consists of the following:

	December 31,	December 31,
	2022	2021
Software and computer equipment	$8,326	$7,287
Furniture, office equipment, and other	2,118	2,006
Internally developed software	17,128	13,102
Leasehold improvements	1,178	2,191
	28,750	24,586
Less: Accumulated depreciation and amortization	(16,510)	(17,920)
Property, equipment, and software, net	$12,240	$6,666

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Depreciation and amortization expense related to property, equipment, and software was $4.2 million, $4.4 million, and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment losses.

Intangible assets consist of the following as of December 31, 2022:

	Weighted		Accumulated
	Average	Intangible	Amortization	Intangible
	Useful Life	Assets,	And	Assets,
	(in years)	gross	Impairment	Net
Customer relationships	9.0	$69,730	$(15,079)	$54,651
Acquired technology	5.0	37,932	(16,468)	21,464
Trademarks and tradenames	10.0	25,071	(5,724)	19,347
Non-compete agreements	3.0	619	(407)	212
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,734	(2,113)	7,621
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$148,446	$(40,191)	$108,255

Intangible assets consist of the following as of December 31, 2021:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	9.0	$56,810	$(6,760)	$50,050
Acquired technology	5.0	48,135	(10,095)	38,040
Trademarks and tradenames	12.0	25,389	(2,587)	22,802
Non-compete agreements	2.0	450	(251)	199
Value of business acquired	1.0	400	(294)	106
Renewal rights	6.0	9,734	(811)	8,923
Trademarks and tradenames	Indefinite	4,750	—	4,750
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$150,628	$(20,798)	$129,830

During the third quarter of 2022, the Company recorded impairment charges of $17.7 million, primarily related to acquired technology, trademarks and tradenames, and customer relationships for certain asset groups within its Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the consolidated statements of operations and comprehensive loss. There were no impairments of intangible assets during the years ended December 31, 2021 and 2020.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Aggregate amortization expense related to intangibles was $23.8 million, $12.3 million, $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
2023	$19,992
2024	18,998
2025	15,140
2026	10,201
2027	9,090
Thereafter	29,874
$103,295

Goodwill

The following table summarizes the changes in the carrying amount of goodwill:

Goodwill
Balance as of January 1, 2020	$18,274
Acquisitions	10,176
Divestitures	(161)
Balance as of December 31, 2020	28,289
Acquisitions	197,365
Balance as of December 31, 2021	225,654
Acquisitions	38,064
Impairment loss	(43,758)
Purchase price adjustments(1)	24,737
Balance as of December 31, 2022	$244,697

(1) During the year ended December 31, 2022, the Company recorded an adjustment to the fair value of net assets previously acquired during the year ended December 31, 2021. See Note 12. Business Combinations and Disposals for more information.

During 2022, the Company recorded impairment charges of $43.7 million, related to its Insurance segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the consolidated statements of operations and comprehensive loss. There were no impairments of goodwill during the years ended December 31, 2021 and 2020.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

7. Debt

At December 31, 2022, debt was comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$425,000	$—	$(8,508)	$416,492
Advance funding arrangement	15,670	(760)	—	14,910
Term loan facility, due 2029	10,000	—	—	10,000
Other notes	450	(87)	—	363
	$451,120	$(847)	$(8,508)	$441,765

At December 31, 2021, debt was comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$425,000	$—	$(10,785)	$414,215
Other notes	600	(80)	—	520
	$425,600	$(80)	$(10,785)	$414,735

Minimum principal payment commitments as of December 31, 2022, are as follows:

Principal
Payments
2023	$17,215
2024	1,545
2025	1,545
2026	426,395
2027	1,395
Thereafter	3,025
$451,120

Convertible Senior Notes

In September 2021, Porch completed a private Rule 144A offering of $425 million aggregate principal amount of its 0.75% Convertible Senior Notes due in September 2026 (the “2026 Notes”) at an issue price of 100%, which includes $40 million aggregate principal amount of 2026 Notes issued and sold pursuant to the exercise of the initial purchasers’ option to purchase additional 2026 Notes. The 2026 Notes were offered only to qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)), pursuant to Rule 144A under the Securities Act. The net proceeds from the sale of the 2026 Notes were approximately $413.5 million after deducting the initial purchasers’ fees and other estimated expenses. The maturity date of the 2026 Notes is September 15, 2026.

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

The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.0027 per share of common stock (the “Conversion Rate”). The Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. The Company may settle the conversion option obligation with cash, shares of the Company’s common stock, or any combination of cash and shares of the Company’s common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026 until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026.  In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026 only under the following circumstances:

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

Upon the occurrence of a make-whole fundamental change or the exercise of the Company’s redemption option, the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 52.9941 shares of common stock per $1,000 principal amount of the 2026 Notes). As of December 31, 2022, none of the conditions of the 2026 Notes to early convert have been met.

The Company concluded that the 2026 Notes are accounted for as debt, with no bifurcation of the embedded conversion feature. Debt issuance costs were recorded as a direct deduction from the related liability in the consolidated balance sheets and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 1.3%.

Interest expense recognized related to the 2026 Notes was $5.4 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively, and comprised of contractual interest expense and amortization of debt issuance costs.

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

Advance Funding Arrangement

For certain home warranty contracts, the Company participates in a financing arrangement with third-party financers that provide the Company with contract premium upfront, less a financing fee. Third-party financers collect installment payments from the warranty contract customer which satisfy the Company’s repayment obligation over a portion of the contract term. We remain obligated to repay the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount received by the Company. As part of the arrangement, the Company pays financing fees, which are collected by the third-party financers upfront, and are initially recognized as a debt discount. Financing fees are amortized as interest expense under the effective interest method. The implied interest rate varies per contract and is generally approximately 14% of total funding received.

As of December 31, 2022, the principal balance of advance funding arrangement is $15.7 million and the unaccreted discount is $0.8 million. Interest expense recognized related to advance funding arrangement was $2.6 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Line of Credit

In connection with the acquisition of HOA on April 5, 2021, the Company assumed a $5.0 million revolving line of credit (“RLOC”) with Legacy Texas Bank. Outstanding balances under the RLOC bear interest at the Wall Street Journal Prime + 0% and matured on November 16, 2022. The RLOC was terminated with no outstanding balance at December 31, 2022.

Term Loan Facility

In connection with the acquisition of HOA on April 5, 2021, the Company assumed a nine-year, $10.0 million term loan facility with a local bank. As of December 31, 2022, the Company has borrowed $10.0 million on the term loan facility. Outstanding balances under the term loan facility bear interest at the Wall Street Journal Prime + 0% and mature on December 17, 2029. Principal payments are required beginning on January 15, 2023 in equal quarterly installments of $349 thousand through the maturity date.

2020 Promissory Notes

In connection with an acquisition on November 2, 2020, the Company issued a promissory note payable to the founder of the acquired entity. The promissory note has an initial principal balance of $750 thousand and a stated interest rate of 0.38% per annum. The promissory note shall be paid in five equal annual installments of $150 thousand each, plus accrued interest commencing on January 21, 2021. As of December 31, 2022, the promissory notes had a carrying amount of $0.5 million.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Senior Secured Term Loans

In conjunction with the issuance of 2026 Notes in September 2021 described above, all outstanding obligations under senior secured term loans were repaid. These included the outstanding principal of $40.0 million, $2.3 million of final prepayment fees, and $0.5 million of interest and legal fees. A loss on extinguishment of $3.1 million was recorded for the year ended December 31, 2021.

Paycheck Protection Program Loans

In 2021, all outstanding loans under the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act were forgiven in whole. As a result, the outstanding principal balance of $8.5 million and unpaid interest of $0.1 million were written off and the Company recorded a $8.6 million gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2021.

8. Equity and Warrants

Shares Authorized

As of December 31, 2022, the Company had authorized a total of 410,000,000 shares for issuance with 400,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock.

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes our fully diluted capital structure:

December 31,
2022
Issued and outstanding common shares	96,405,838
Earnout shares	2,050,000
Total common shares issued and outstanding	98,455,838
Common shares reserved for future issuance:
Private warrants	1,795,700
Stock options (Note 9)	3,862,918
Restricted and performance stock units and awards (Note 9)	6,230,165
2020 Equity Plan pool reserved for future issuance (Note 9)	11,189,745
Convertible senior notes, due 2026(1)	16,998,130
Contingently issuable shares in connection with acquisitions(2)	10,631,558
Total shares of common stock outstanding and reserved for future issuance	149,164,054

(1)	In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25.00 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table.
(2)	In connection with the acquisitions of Floify and HOA described in Note 12, the Company provided an obligation to issue certain amount of common stock to the extent specified market conditions are met in the future. Contingently issuable shares are calculated in accordance with the purchase agreement, assuming they would be issuable if the end of the reporting periods were the end of the contingency period.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Repurchases of Common Shares

In October 2022, the Company’s board of directors approved a share repurchase program authorizing management to repurchase up to $15 million in the Company’s common stock and/or convertible notes. Repurchases under this program may be made from time to time on the open market between November 10, 2022 and June 30, 2023, at prevailing market prices, in privately negotiated transactions, in block trades, and/or through other permissible means.

During the fourth quarter of 2022, the Company repurchased 2,388,756 shares, of which 2,139,241 shares were canceled prior to December 31, 2022, and 249,515 shares were canceled in January 2023. The total cost of these 2022 repurchases was $4.4 million, of which $2.5 million is recorded as a liability in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2022. The cost paid to repurchase shares in excess of the par value of $4.3 million is charged to accumulated deficit.

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

On March 23, 2021, the Company announced that it would redeem all outstanding public warrants on April 16, 2021 pursuant to a provision of the warrant agreement under which the public warrants were issued. In connection with the redemption, the public warrants stopped trading on the Nasdaq Capital Market and were delisted, with the trading halt announced after close of market on April 16, 2021

1,795,700 private warrants were outstanding as of December 31, 2022 and 2021. These private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings and are included in change in fair value of private warrant liability in the consolidated statements of operations. See Note 4.

Detail related to public and private warrant activity is as follows:

		Number of
	Number of	Common
	Warrants	Shares Issued
Balances as of January 1, 2021	14,325,000	—
Cash exercised	(12,352,830)	11,521,412
Canceled	(176,470)	—
Balances as of December 31, 2021	1,795,700	11,521,412
Exercised	—	—
Canceled	—	—
Balances as of December 31, 2022	1,795,700	11,521,412

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

9. Stock-Based Compensation

2020 and 2012 Equity Incentive Plans

On July 29, 2020, the Board of Directors approved the adoption of the Porch Group, Inc. 2020 Stock Incentive Plan (the “2020 Plan”) and on December 22, 2020, the Porch Group, Inc. stockholders voted in favor of adoption of the 2020 Plan. The 2020 Plan became effective immediately upon the closing of the Merger.

As of December 31, 2022, the aggregate number of shares of common stock reserved for future issuance under the 2020 Plan is 11,189,745. The number of shares of common stock available under the 2020 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2021, and continuing until (and including) the calendar year ended December 31, 2030, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Porch Board of Directors.

The 2020 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards (“PRSUs”) and other stock awards to employees, officers, non-employee directors and independent service providers of the Company, collectively referred to as “Awards” or “Equity Awards.”

Legacy Porch’s 2012 Equity Incentive Plan (the “2012 Plan”) provided for the grant of equity awards to employees, directors and consultants of Legacy Porch prior to the Merger. Each Legacy Porch option from the 2012 Plan that was outstanding immediately prior to the Merger and held by current employees or service providers, whether vested or unvested, was converted into an option to purchase a number of shares of common stock and continued to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Porch option immediately prior to the consummation of the Merger.

Stock-Based Compensation

Stock-based compensation consists of expense related to equity awards in the normal course, earnout restricted stock and a secondary market transaction as described below:

	2022	2021	2020
Secondary market transaction	$—	$1,933	$1,616
Employee earnout restricted stock	—	22,961	—
Employee awards	27,041	13,698	9,680
Total operating expenses	$27,041	$38,592	$11,296

Secondary market transaction

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Stock Options

Options granted under the 2020 Plan and 2012 Plan to employees typically vest 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Other vesting terms are permitted and are determined by the Board of Directors or the Compensation Committee of the Board of Directors. Options have a term of no more than ten years from the date of grant and vested options are generally cancelled three months after termination of employment.

Detail related to stock option activity for the year ended December 31, 2022 is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
Balances as of December 31, 2021	4,822,992	$3.63	7.0	$57,973
Options granted	9,396	3.15
Options exercised	(473,653)	2.36
Options forfeited	(416,735)	5.01
Options expired	(79,082)	6.33
Balances as of December 31, 2022	3,862,918	$3.58	5.6	$74
Exercisable at December 31, 2022	3,429,421	$3.20	5.4	$71

The fair value of each employee stock option granted during the years ended December 31, 2022, 2021 and 2020, were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2022	2021	2020
Risk-free interest rate	3.2%	0.9 – 1.3%	0.3 – 0.6%
Expected term (years)	6	5 – 6	5 – 6
Dividend yield	—	—	—
Volatility	60%	60 – 61%	59 – 60%
Weighted-average grant-date fair value per share	$1.85	$8.23	$2.26

The risk-free interest rate used in the Black-Scholes option-pricing model is based on the implied yield currently available in the U.S. Treasury securities at maturity with an equivalent term. The expected term for options granted to employees is estimated using the simplified method. The Company has not declared or paid any dividends through December 31, 2022 and does not currently expect to do so in the future. The Company bases its estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data. The Company uses the average expected volatility rates reported by the comparable group for an expected term that approximates the expected term estimated by the Company.

The fair value of stock options that vested during the years ended December 31, 2022, 2021 and 2020, was $1.9 million, $2.6 million and $1.8 million, respectively.

The total amount of unrecognized stock-based compensation expense for options granted to employees and nonemployees as of December 31, 2022 is approximately $1.4 million and is expected to be recognized over a weighted-average period of 1.2 years.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

RSUs

During 2022, the Company granted RSUs under various equity award programs. RSUs granted to employees typically vest 25% of the shares one year after the vesting commencement date and the remainder ratably on a quarterly or semi-annual basis over the following three years. Certain RSUs vest quarterly over three years from the vesting commencement date.

The following table summarizes the activity of RSUs for the year ended December 31, 2022:

	Number of	Weighted
	Restricted	Average
	Stock Units	Fair Value
Balances as of January 1, 2022	2,675,578	$18.77
Granted	5,775,348	4.38
Vested	(2,157,886)	9.59
Canceled	(983,799)	11.42
Balances as of December 31, 2022	5,309,241	$8.21

The total amount of unrecognized stock-based compensation expense for RSUs granted to employees and nonemployees as of December 31, 2022 is approximately $36.3 million and is expected to be recognized over a weighted-average period of 1.2 years.

PRSUs

The Company has two types of PRSUs outstanding - awards for which the vesting is subject to both a time-based vesting schedule and either (a) only market condition achievement (the “Market Only Awards”) or (b) the achievement of both performance conditions and market conditions (the “Performance and Market Awards”).

The Market Only Awards will be earned if, within 36 months following the grant date, the closing price of a share of the Company’s common stock is greater than or equal various target prices over any 20 trading days within any 30-consecutive trading day period (each a “Stock Price Hurdle”) as defined in the award terms. The requirement to achieve the Stock Price Hurdles meets the definition of a market condition. To the extent a Stock Price Hurdle is achieved, the Market Only Awards vest in accordance with the defined time-based graded vesting schedule, subject to the individual’s employment or service with the Company through the applicable vesting date.

The Performance and Market Awards are subject to two performance goals each year over a three-year performance period (each year, an “Achievement Period”):

•	the price of a share of the Company’s common stock must achieve specified compound growth rates over any 20 trading days within any 30-consecutive trading day period during the applicable Achievement Period (the “Absolute Share Price Requirement”), and
•	the Company must achieve a revenue target in comparison to the Board-approved budget during the applicable Achievement Period (the “Revenue Condition”). If the Revenue Condition was not achieved in the prior Achievement Period, the target revenue amount for the following Achievement Period is increased from the next year’s budget based on the prior year shortfall.

For the Achievement Periods in each of 2022, 2023, and 2024, the percentage of the target shares earned varies based on the achieved growth rate during the period, provided that the Revenue Condition is also met for the applicable Achievement Period. The maximum payout of the award is 200% of the target PRSUs for all Achievement Periods.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Therefore, the number of shares of the Company’s common stock earned by the grantee will depend on the level of achievement as compared to the target.

Any earned PRSUs will time vest as of the Compensation Committee’s determination of achievement following the Achievement Period in 2024, subject to the individual’s employment or service with the Company through the end of the Achievement Period in 2024.

For the Performance and Market Awards, each of the Achievement Periods effectively represents a separate award. The grant date of each annual award is not established until the associated Revenue Condition has been established via the Board-approved Company budget for the applicable fiscal year. The requisite employment or service period for each tranche is from the applicable grant date through the end of the Achievement Period in 2024. The Absolute Share Price Requirement represents a market condition, and the Revenue Condition represents a performance condition.

The following table summarizes the activity of PRSUs for the year ended December 31, 2022:

	Number of
	Performance	Weighted
	Restricted	Average
	Stock Units	Fair Value
Balances as of January 1, 2022	37,184	$21.51
Granted	1,185,336	3.63
Vested	—	—
Forfeited	(301,596)	1.85
Balances as of December 31, 2022	920,924	$4.94

During 2022, 301,596 Performance and Market Awards were forfeited due to the failure to satisfy the required performance condition. The total amount of unrecognized stock-based compensation expense for the remaining PRSUs as of December 31, 2022, is approximately $1.8 million and is expected to be recognized over a weighted-average period of 0.9 years.

Employee Earnout Restricted Stock

Upon the Merger, 976,331 restricted common shares, subject to vesting and forfeiture conditions, were issued to employees and service providers pursuant to their holdings of pre-Merger options, RSUs or restricted shares (the “employee earnout shares”). The employee earnout shares were issued in three equal tranches with separate market vesting conditions. One-third of the employee earnout shares will meet the market vesting condition when the closing price of the Company’s common stock price is greater than or equal to $18.00 over any twenty trading days within any thirty-consecutive trading day period within 36 months of the closing date of the Merger. An additional one-third will vest when the Company’s common stock price is greater than or equal to $20.00 over the same measurement period. The final one-third will vest when the Company’s common stock price is greater than or equal to $22.00 over the same measurement period. The employee earnout shares are forfeited by the employee upon termination of employment. Upon forfeiture, the forfeited shares will be redistributed to all remaining holders of earnout shares. Upon redistribution of earnout shares, the awards will be recorded as new awards. The fair value of the award on the grant date is an average of $12.08 per share and was recognized as stock-based compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest. During 2020, the Company recorded $0.3 million in stock-based compensation expense related to the employee earnout shares.

During 2021, 641,526 restricted employee earnout shares became fully vested, as the first and second market conditions for vesting were fully satisfied as a result of the Company’s stock price and trading activity. The Company recorded $11.2 million in stock-based compensation expense related to the employee earnout shares in 2021.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

During 2022, 73,623 shares were forfeited due to employee terminations. This resulted in the grant of 12,019 additional shares to employee holders at a weighted-average grant date fair value of $0.31. Stock-based compensation expense related to the employee earnout shares was immaterial in 2022.

CEO Earnout Restricted Stock

Prior to the closing of the Merger, the Company’s CEO, Matt Ehrlichman, was granted a restricted stock award under the 2012 Plan which was converted into an award of 1,000,000 restricted shares of common stock upon the closing of the Merger. The award will vest in one-third installments if certain stock price triggers are achieved within 36 months following the closing of the Merger. One-third of the restricted shares will meet the market vesting condition when the Company’s common stock is greater than or equal to $18.00 over any twenty trading days within any thirty-consecutive trading day period within 36 months of the closing date of the Merger. An additional one-third will vest when the Company’s common stock price is greater than or equal to $20.00 over the same measurement period. The final one-third will vest when the Company’s common stock price is greater than or equal to $22.00 over the same measurement period. If Mr. Ehrlichman’s employment with the Company is terminated prior to the award being fully vested, then the award will be terminated and cancelled, provided that if Mr. Ehrlichman’s employment is terminated by the Company without cause or Mr. Ehrlichman resigns due to good reason (in each case, as defined in the award agreement), the award will remain outstanding and will vest to the extent the stock price triggers are achieved during the 36-month period. The fair value of the award on the grant date is an average of $12.08 per share and was recognized as stock-based compensation expense on a graded vesting basis over the derived service period of 1 year or shorter if the awards vest. During 2020, the Company recorded $0.3 million in stock-based compensation expense related to the award.

During 2021, 666,666 CEO restricted earnout shares became fully vested, as the first and second market conditions for vesting were fully satisfied as a result of the Company’s stock price and trading activity. The Company recorded $11.8 million in stock-based compensation expense related to the restricted stock award in 2021.

No stock-based compensation expense related to CEO earnout shares was recognized in 2022.

10. Income Taxes

The components of the income tax benefit (expense) provision are as follows:

	2022	2021	2020
Current:
Federal	$(483)	$1,065	$—
State	(644)	(205)	(71)
Total current	(1,127)	860	(71)
Deferred
Federal	285	8,561	1,433
State	—	852	327
Total deferred	285	9,413	1,760
Income tax (expense) benefit	$(842)	$10,273	$1,689

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

	December 31,	December 31,
	2022	2021
Deferred tax assets
Accrued expenses and other	$1,230	$1,080
Unrealized gain/loss on investments	1,296	—
Stock-based compensation	1,626	1,753
Deferred revenue	49,053	37,108
Goodwill	6,378	357
Operating lease liabilities	1,071	1,126
Loss and loss adjustment reserves	16,392	11,971
Net operating losses	100,920	87,802
Disallowed interest	5,676	5,098
Research and development capitalized costs	521	—
Valuation allowance	(117,568)	(88,613)
Total deferred tax assets	66,595	57,682
Deferred tax liabilities
Property and equipment	(87)	(50)
Intangibles	(3,614)	(10,660)
Operating lease right-of-use assets	(1,026)	(1,091)
Deferred policy acquisition costs	(1,907)	(857)
Reinsurance balance due	(59,794)	(44,197)
Internally developed software	(590)	(1,180)
Total deferred tax liabilities	(67,018)	(58,035)
Net deferred tax liabilities	$(423)	$(353)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes and the tax effect of the tax loss carryforwards. The Company has recorded a valuation allowance due to the uncertainty surrounding the ultimate realizability or recoverability of such assets. Management evaluates, on an annual basis, both the positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable and the amount of the valuation allowance. In its evaluation, the Company considered its cumulative losses as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the negative evidence outweighed the positive evidence. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance increased by $29.0 million for the year ended December 31, 2022 from $88.6 million at December 31, 2021, to $117.6 million at December 31, 2022.

As of December 31, 2022, the Company had net operating loss carryforwards for federal tax purposes of approximately $410.9 million and $250.1 million for state income tax purposes, respectively, which may be used to offset future taxable income. The net operating loss carryforwards for federal tax purposes generated prior to January 1, 2018, will begin to expire in 2031, and the net operating loss carryforwards for state tax purposes began to expire in 2023. The net operating loss with an unlimited carryforward period is $313.2 million for federal tax purposes and $60.1 million for state tax purposes. Utilization of net operating loss and tax credit carryforwards are subject to certain limitations under Sections 382–384 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined in current income tax regulations. The Company has determined that it has

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

experienced a limited number of ownership changes in its history but does not expect the resulting limitations to impose any significant constraints on the benefit of its tax attributes. Additional ownership changes may occur in the future.

A reconciliation of the income tax benefit (expense) provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	2022	2021	2020
Tax computed at federal statutory rate	$32,701	$24,492	$11,702
State tax, net of federal tax benefit	4,879	5,531	2,097
Loss on impairment	(3,836)	—	—
Equity compensation	(3,939)	12,821	1,148
Officer compensation	(860)	(5,306)	(176)
Debt transactions	4,808	(1,791)	824
Enacted tax rate changes	90	123	159
Return to provision	(6,533)	(648)	502
Valuation allowance	(27,724)	(25,296)	(13,764)
Other	(428)	347	(803)
Income tax benefit (expense)	$(842)	$10,273	$1,689

The U.S. federal statutory tax rate is 21%, while the Company’s effective tax rate for 2022, 2021 and 2020 was (0.5)%, 8.8%, and 3.0%, respectively. The difference for all years is due primarily to the tax benefit of pre-tax book losses being offset by the valuation allowance. The Company also recorded deferred tax benefits in 2021 and 2020, resulting from the release of a portion of the Company’s valuation allowance due to new deferred tax liabilities arising from certain stock acquisitions.

The Company files federal and state income tax returns. The Company is not currently under examination but is open to audit by the I.R.S. and state tax authorities for tax years beginning in 2012. The resolutions of any examinations are not expected to be material to these financial statements. As of December 31, 2022, there are no penalties or accrued interest recorded in the financial statements.

The Company had no uncertain tax position reserves as of December 31, 2022 and 2021.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022. Based upon our analysis of the Inflation Reduction Act of 2022 and subsequently released guidance, we do not believe that its provisions will have a material impact on our financial statements.

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified.

11. 401(k) Savings Plan

The Company has multiple defined contribution savings plans under Section 401(k) of the Internal Revenue Code. These plans cover substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plans may be made at the discretion of the Board. Prior to 2021, the Company had not made contributions to the plans. For the

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

years ended December 31, 2022 and 2021, the Company made $0.8 million and $0.6 million of contributions, respectively.

12. Business Combinations and Disposals

During 2022, 2021 and 2020, the Company completed several business combination transactions. The purpose of each of the acquisitions was to expand the scope and nature of the Company’s product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The aggregate transaction costs associated with these transactions were $2.1 million, $5.4 million and $0.2 million during the years ended December 31, 2022, 2021 and 2020, respectively, and are included in general and administrative expenses on the consolidated statements of operations. The results of operations for each acquisition are included in the Company’s consolidated financial statements from the date of acquisition onwards.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets acquired and liabilities assumed, legal and other contingencies as of the acquisition date, income and non-income-based taxes and residual goodwill. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition date.

2022 Acquisitions

The following table summarizes the total consideration and the preliminary estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during 2022:

	Weighted Average Useful Life (in years)	RWS	Other	Total
Purchase consideration:
Cash		$25,572	$13,763	$39,335
Issuance of common stock		3,552	—	3,552
Holdback liabilities and amounts in escrow		1,000	1,500	2,500
Contingent consideration - liability-classified		8,700	—	8,700
Total purchase consideration:		$38,824	$15,263	$54,087
Assets:
Cash, cash equivalents and restricted cash		$2,030	$256	$2,286
Current assets		525	7	532
Property and equipment		497	—	497
Operating lease right-of-use assets		871	—	871
Intangible assets:
Customer relationships	8	13,860	2,750	16,610
Acquired technology	5	500	1,480	1,980
Trademarks and tradenames	9	400	200	600
Non-competition agreements	7	180	20	200
Goodwill		27,366	10,698	38,064
Total assets acquired		46,229	15,411	61,640
Current liabilities		(6,869)	(148)	(7,017)
Operating lease liabilities, non-current		(536)	—	(536)
Net assets acquired		$38,824	$15,263	$54,087

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

April 1, 2022 Acquisition of Residential Warranty Services (“RWS”)

On April 1, 2022, the Company entered into a stock and membership interest purchase agreement with Residential Warranty Services (“RWS”) to acquire its home warranty and inspection software and services businesses. On this date, the Company completed the acquisition of substantially all of RWS’ operations except for those in Florida and California. The aggregate consideration, subject to certain closing adjustments, for the completed acquisitions was $38.8 million, including $25.6 million in cash, $1.0 million held in escrow for 24 months to satisfy potential indemnifications, $3.6 million of Porch common stock, and $8.7 million in contingent consideration based on specific metrics.

The acquisitions of the Florida and California operations are subject to certain regulatory and other approvals and are expected to close in fiscal 2023. The Company expects to pay approximately $2.4 million, subject to certain closing adjustments, to close these acquisitions.

The purpose of the acquisitions is to expand the scope and nature of Porch’s service offerings, add additional team members with important skillsets, and realize synergies. Goodwill is expected to be deductible for tax purposes and is subject to further adjustment pending the closing of the acquisition of the remaining RWS operations in Florida and California.

The following table summarizes the fair value of the intangible assets of RWS as of the date of the acquisition:

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets:
Customer relationships	$13,860	8
Acquired technology	500	3
Trademarks and tradenames	400	9
Non-competition agreements	180	7
	$14,940

The weighted-average amortization period for the acquired intangible assets is 7.7 years.

The estimated fair value of the customer related intangible assets was calculated through the income approach using the multi-period excess earnings methodology. The estimated fair value of the trademarks and tradenames were calculated through the income approach using the relief from royalty methodology. The estimated fair value of the acquired internally developed and used technology was derived using the cost approach considering the estimated costs to replicate existing software. The estimated fair value of the non-competition agreement was calculated through the income approach using the with and without method over the contractual term of the agreement.

Other acquisitions

During 2022, the Company completed one or more acquisitions which were not material to the consolidated financial statements. The purpose of any such acquisition, may include without limitation, to expand the scope and nature of the Company’s services offerings, add additional team members with important skillsets, and/or realize synergies. Goodwill of $10.7 million is expected to be deductible for tax purposes.

Pro forma results of operations have not been presented because the effects of 2022 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

2021 Acquisitions

The following table summarizes the total consideration and the preliminary estimated fair value of the assets acquired and liabilities assumed for business combinations made by the Company during 2021:

	Weighted Average Useful Life (in years)	V12 Data	HOA	Rynoh	AHP	Floify	Other Acquisitions	Total
Purchase consideration:
Cash		$20,196	$84,370	$32,302	$43,750	$75,959	$27,121	$283,698
Issuance of common stock		—	22,773	—	—	9,908	3,026	35,707
Holdback liabilities and amounts in escrow		150	1,000	3,500	2,500	900	1,775	9,825
Contingent consideration - equity-classified		—	6,685	—	—	—	—	6,685
Contingent consideration - liability-classified		1,410	—	—	—	8,632	327	10,369
Total purchase consideration:		$21,756	$114,828	$35,802	$46,250	$95,399	$32,249	$346,284
Assets:
Cash, cash equivalents and restricted cash		$1,035	$17,766	$408	$5,078	$1,508	$1,473	$27,268
Current assets		4,939	235,669	932	8,221	221	1,795	251,777
Property and equipment		996	615	334	17	87	80	2,129
Operating lease right-of-use assets		1,383	1,258	159	913	731	445	4,889
Intangible assets:
Customer relationships	9.0	1,650	16,700	12,700	—	7,000	10,320	48,370
Acquired technology	4.0	3,525	—	2,800	—	28,300	1,340	35,965
Trademarks and tradenames	12.0	1,225	12,200	900	700	6,025	650	21,700
Non-competition agreements	2.0	40	—	90	—	40	55	225
Value of business acquired	7.0	—	400	—	—	—	—	400
Renewal rights	8.0	—	7,692	—	2,042	—	—	9,734
Trademarks and tradenames	Indefinite	—	—	—	—	—	4,750	4,750
Insurance licenses	Indefinite	—	4,960	—	—	—	—	4,960
Goodwill		16,708	45,370	22,051	45,681	53,056	14,499	197,365
Other non-current assets		—	55,165	—	25	—	3	55,193
Total assets acquired		31,501	397,795	40,374	62,677	96,968	35,410	664,725
Current liabilities		(6,871)	(269,460)	(517)	(15,487)	(1,014)	(2,485)	(295,834)
Operating lease liabilities, non-current		(848)	(898)	(72)	(685)	(555)	(204)	(3,262)
Long term liabilities		(2,026)	(7,434)	—	(79)	—	(46)	(9,585)
Deferred tax liabilities, net		—	(5,175)	(3,983)	(176)	—	(426)	(9,760)
Net assets acquired		$21,756	$114,828	$35,802	$46,250	$95,399	$32,249	$346,284

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

April 5, 2021 Acquisition of HOA

On April 5, 2021, Porch acquired HOA. The purpose of the acquisition is to expand the scope and nature of Porch’s product offerings, add additional team members with important skillsets, and operate as a full-service insurance carrier in 15 states at the time of the acquisition. Total consideration related to this transaction included $114.8 million, consisting of $84.1 million in cash, $22.8 million in Porch common stock, and acquisition hold backs and contingent consideration of $7.7 million. An additional $0.3 million related to the final working capital adjustment was paid to the sellers in the third quarter of 2021. Goodwill is not expected to be deductible for tax purposes. Acquisition-related costs of $1.9 million were primarily for legal and due-diligence related fees and are included in general and administrative expenses for the year ended December 31, 2021.

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

The fair value of customer relationships was estimated through the income approach using the multi-period excess earnings methodology. The fair value of trade name and trademarks was estimated through the income approach using the relief from royalty methodology. The business acquired was valued using the income approach based on estimates of expected future losses and expenses associated with the policies that were in-force as of the closing date of the

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

transaction compared to the future premium remaining to be earned. Renewal rights asset was estimated through the income approach based on premium forecast and cash flows from the renewal policies modeled over the life of the renewals. The insurance licenses were valued using the market approach.

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

Since the acquisition date of AHP, the Company finalized the preliminary estimated fair value of AHP assets acquired and liabilities assumed. As a result, in the year ended December 31, 2022, the Company recorded a net increase to goodwill of approximately $23.8 million attributed to increases in current liabilities and net decreases in current assets.

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

The fair value of customer relationships and non-competition agreements, was estimated through the with-and-without method based on a comparison of the prospective revenues or expenses for the business with and without these intangible assets in place. The fair value of trade name and trademarks, was estimated through the income approach using the relief from royalty methodology. The fair value of the acquired technology was estimated through the multi-period excess earnings method.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Revenue and Net Loss Information Related to 2021 Acquisitions

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

Other Acquisitions

During 2021, the Company completed other acquisitions which were not individually or in aggregated material to the consolidated financial statements. The purpose of the acquisitions was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. The transaction costs associated with these acquisitions were $1.6 million and are included in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2021. Goodwill of $3.5 million is not expected to be deductible for tax purposes, while goodwill of $11.0 million is expected to be deductible for tax purposes.

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Other Acquisitions

In the third quarter of 2020, the Company completed two other acquisitions that are not material to the consolidated financial statements. The purpose of these acquisitions was to expand the scope and nature of the Company’s service offerings, add additional team members with important skillsets, and realize synergies. The transaction costs associated with this acquisition were immaterial. We expect $0.2 million of acquired goodwill for one of the acquisitions to be deductible for income tax purposes. The goodwill associated with another acquisition is not expected to be deductible for income tax purposes.

Pro forma results of operations have not been presented because the effects of 2020 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

2020 Disposal

On May 29, 2020, the Company disposed of the Serviz business. At the same time, the Company entered into a revenue transaction with the buyer of Serviz that was to be satisfied over a one-year service period. In consideration for both the Serviz business and the revenue transaction, the Company received $5.0 million in cash and the buyer cancelled the Company’s convertible promissory note which was recorded under the fair value option and had a fair value at the time of the transaction of $2.7 million. The consideration allocated to the revenue transaction based on the fair value of services to be delivered was $5.0 million. The remainder of the consideration was determined to be consideration for Serviz. Serviz had net assets of approximately $1.3 million. The gain of $1.4 million is included in the gain on divestiture of businesses in the consolidated statements of operations for the year ended December 31, 2020.

13. Leases

The Company leases office facilities from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 5 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 additional years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.

Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows:

	2022	2021
Operating lease cost	$2,621	$2,155
Variable lease cost	254	339
	$2,875	$2,494

Prior to the adoption of Topic 842 on January 1, 2021, the Company recognized operating lease costs on a straight-line basis once control of the space was achieved. Rent expense was $1.7 million in 2020.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

Supplemental cash flow information related to leases is as follows:

	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for operating leases	$2,082	$2,141
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$6,835	$6,365

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2022	2021
Operating lease right-of-use assets	$4,201	$4,504

Operating lease liabilities, current(1)	$1,810	$1,957
Operating lease liabilities, non-current	2,536	2,694
Total operating lease liabilities	$4,346	$4,651

(1) Operating lease liabilities, current are included in accrued expenses and other current liabilities on the consolidated balance sheets.

Other information related to operating leases is as follows:

	December 31,
	2022	2021
Weighted average remaining lease term	2.9 years	2.1 years
Weighted average discount rate	8.8%	9.4%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2022 is as follows:

Lease
Payments
2023	$2,097
2024	1,516
2025	848
2026	367
2027	29
Thereafter	—
Total lease payments	$4,857
Less imputed interest	(511)
Total present value of lease liabilities	$4,346

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

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

2022 Program:

The Company’s third-party quota share reinsurance program is split into two separate placements to maximize coverage and cost efficiency. The 2022 Coastal program, which covers the Company’s business in certain Texas coastal regions and the Houston metropolitan area as well as all business in South Carolina, is placed at 61.75% of subject property and casualty losses. The 2022 Core program covers the remainder of the Company’s business and is placed at 90% of subject property and casualty losses. Both programs are effective for the period January 1, 2022 through December 31, 2022, and are subject to certain limits, which vary by participating reinsurer, for single loss occurrences and/or aggregate losses.

Property catastrophe excess of loss treaties which were in effect through March 31, 2022, developed over four layers and limited the Company’s net retention to $2 million per loss occurrence. Effective April 1, 2022, the Company purchased property catastrophe excess of loss reinsurance from third party reinsurers which develops over 5 layers to provide coverage up to a net loss of $336 million, in excess of $4 million per occurrence. The Company also places reinstatement premium protection to cover any reinstatement premiums due on the first three layers.

The Company purchases property per risk reinsurance covering non-weather losses in excess of $500 thousand per occurrence for all property coverage lines, to limit the Company’s net retention to $50 thousand per covered event for Core and $191 thousand per covered event for Coastal. These contracts are subject to certain limits for single loss occurrences and/or aggregate losses and provide a certain number of free reinstatements during the treaty period, all of which varies by contract.

2021 Program:

The Company’s 2021 third-party quota share reinsurance program was split into two separate placements to maximize coverage and cost efficiency. The 2021 Coastal program, which covered the Company’s business in certain Texas coastal regions and the Houston metropolitan area as well as all business in South Carolina, was placed at 90% of subject property and casualty losses. The 2021 Core program covered the remainder of the Company’s business and was placed at 90% of subject property and casualty losses. Both programs were effective for the period since the acquisition date of April 5, 2021 and through December 31, 2021, and were subject to certain limits, which varied by participating reinsurer, for single loss occurrences and/or aggregate losses

The effects of reinsurance on premiums written and earned for the period since the acquisition date of April 5, 2021 were as follows:

	Year Ended December 31,
	2022		2021
	Written	Earned	Written	Earned
Direct premiums	$462,179	$395,968	$266,609	$213,423
Ceded premiums	(399,400)	(349,952)	(237,102)	(199,366)
Net premiums	$62,779	$46,016	$29,507	$14,057

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The effects of reinsurance on incurred losses and LAE for the period since the acquisition date of April 5, 2021 were as follows:

	Year Ended December 31,
	2022	2021
Direct losses and LAE	$280,505	$181,256
Ceded losses and LAE	(224,202)	(162,752)
Net losses and LAE	$56,303	$18,504

The detail of reinsurance balances due is as follows:

	December 31, 2022	December 31, 2021
Ceded unearned premium	$203,157	$153,710
Losses and LAE reserve	76,999	56,752
Reinsurance recoverable	18,765	17,780
Other	139	174
Reinsurance balance due	$299,060	$228,416

15. Unpaid Losses and Loss Adjustment Reserve

The following table provides the rollforward of the beginning and ending reserve balances for losses and LAE, gross of reinsurance for the period since the acquisition date of HOA on April 5, 2021:

	Year Ended	Period Ended
	December 31, 2022	December 31, 2021
Reserve for unpaid losses and LAE, at January 1, 2022 and April 5, 2021	$61,949	$84,366
Reinsurance recoverables on losses and LAE	(56,752)	(82,898)
Losses and LAE reserve, net of reinsurance recoverables, at January 1, 2022 and April 5, 2021	5,197	1,468
Add provisions for losses and LAE occurring in:
Current year	55,148	17,583
Prior year	1,155	921
Net incurred losses and LAE during the current year	56,303	18,504
Deduct payments for losses and LAE occurring in:
Current year	(32,111)	(13,154)
Prior year	(5,756)	(1,621)
Net claim and LAE payments during the current year	(37,867)	(14,775)
Reserve for losses and LAE, net of reinsurance recoverables, at end of year	23,633	5,197
Reinsurance recoverables on losses and LAE	76,999	56,752
Reserve for unpaid losses and LAE, at December 31	$100,632	$61,949

Lower than expected recoveries on reinsurance relating to claims occurring in prior years resulted in an increase in incurred losses of $1.2 million for the year ended December 31, 2022. As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $0.9 million for the period since the acquisition date of April 5, 2021 to December 31, 2021.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The claim counts in the following tables are cumulative reported claim counts as of December 31, 2022 and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. The following supplementary information presents incurred and paid losses by accident year, net of reinsurance ($ in thousands, except for number of claims):

						December 31, 2022
	Incurred losses and allocated loss adjustment expenses, net of reinsurance,						Cumulative
	for the years ended December 31,						Number of
	2018	2019	2020	2021	2022	IBNR Reserves	Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2018	$7,512	$7,041	$7,046	$7,380	$7,396	$—	8,369
2019		9,666	9,678	9,773	9,786	20	10,790
2020			12,664	14,281	14,587	84	13,152
2021				19,795	20,614	976	34,548
2022					55,110	14,575	18,550
Total					$107,493	$15,655	85,409

	Cumulative paid losses and allocated adjustment expenses, net of reinsurance,
	for the year ended December 31,
	2018	2019	2020	2021	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2018	$5,295	$6,690	$6,838	$7,213	$7,345
2019		7,405	9,324	9,578	9,694
2020			9,750	13,865	14,142
2021				15,335	20,569
2022					32,073
Total					$83,823

Liability for losses and loss adjustment expenses, net of reinsurance					$23,669

Liability for losses and loss adjustment expenses, net of reinsurance, related to accident years prior to 2017 was $40 thousand for the year ended December 31, 2022.

Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information) as of December 31, 2022:

1	2	3	4	5
83.8%	15.1%	0.8%	0.6%	0.2%

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

16. Commitments and Contingencies

Purchase Commitments

As of December 31, 2022, the Company had non-cancelable purchase commitments, primarily for data purchases, as follows:

2023	$4,577
2024	3,232
2025	1,391
2026	—
2027	—
$9,200

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

Cases under Telephone Consumer Protection Act

Porch and/or an acquired entity, GoSmith.com, are party to twelve legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991. Some of these actions allege related state law claims. The proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and was appealed to the Ninth Circuit Court of Appeals. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. The remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. The Court has set a brief schedule on Defendants’ forthcoming motion to dismiss. The case is stayed pending resolution of Defendants’ motion. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs.

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

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants sought to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also sought punitive damages, attorney’s fees and costs. Certain claimants settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims occurred in March

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

2022. In July 2022, the Arbitrator issued his Final Award finding no merit to any of the claims asserted by claimant Kandela, LLC and determined Porch to be the prevailing party on all counts. The Arbitrator also awarded Porch and its insurers legal fees and costs in the amount of $1.4 million as the prevailing party and, if recovered in full, a significant portion of which would be expected to be allocable to its corporate insurance providers. On October 12, 2022, the Los Angeles Superior Court confirmed the Arbitration Award and entered Judgment in Porch’s favor. Kandela has failed to pay the judgment in Porch’s favor. On January 18, 2023, Porch filed a fraudulent conveyance claim against Kandela and its members for wrongfully distributing assets that could have satisfied the judgment.

Putative Wage and Hours Class Action

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021, defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Porch (prior to the December 23, 2020 merger) and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs sought damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs. The parties recently attended mediation, which was successful, and a deal was reached. The parties have executed the long form settlement agreement and obtained final approval of the settlement from the court on August 11, 2022. Porch paid the individual settlement in September 2022, and Plaintiff’s individual claims were dismissed and released. Porch also funded the class action settlement in September 2022 and the settlement payments to the class were distributed in October 2022. The settlement is now final, and the class action release runs through April 25, 2022. The settlement checks expire in 180 days, at which point the case will be closed.

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

As of December 31, 2022, HOA’s total statutory surplus is $76.3 million (capital stock of $3 million and surplus of $73.3 million). A of December 31, 2021, HOA’s total statutory surplus was $48.5 million (capital stock of $3 million and surplus of $45.5 million).

As of December 31, 2022 and 2021, HOA had restricted cash and investments totaling $3.7 million and $3.8 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1 for additional disclosures.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company’s surplus account, or “earned surplus.” The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HOA in 2022 and 2021. In 2023, HOA is permitted to pay up to $7.6 million in dividends.

HOA prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of December 31, 2022, there were no material permitted statutory accounting practices utilized by HOA.

17. Segment Information

The Company has two reportable segments that are also our operating segments: Vertical Software and Insurance. Our reportable segments have been identified based on how our chief operating decision-maker (“CODM”) manages our business, makes operating decisions and evaluates operating and financial performance. The chief executive officer acts as the CODM and reviews financial and operational information for our two reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance.

Our Vertical Software segment primarily consists of a vertical software platform for the home, providing software and services to home services companies, such as home inspectors, moving companies, utility companies, title companies and others, and includes software subscription and service fees from companies, and non-insurance revenue.

Our Insurance segment offers various forms of homeowner insurance policies through its own insurance carrier and certain homeowner and auto insurance policies through its licensed insurance agency. The Insurance segment also includes home warranty service revenue.

The following table provides the Company’s revenue by segment:

	Year Ended December 31,
	2022	2021	2020
Segment revenues:
Vertical Software	$154,915	$137,150	$63,799
Insurance	121,033	55,283	4,166
Divested businesses	—	—	4,334
Total segment revenue	$275,948	$192,433	$72,299

During 2020, our insurance revenue was generated solely from commissions earned from third-party insurance carriers through EIG, which began its operations in early 2020.

Our segment operating and financial performance measure is segment Adjusted EBITDA (loss). Segment Adjusted EBITDA (loss) is defined as (i) revenue less (ii) the following expenses associated with our segments: cost of revenue, sales and marketing, product and technology, and general and administrative expenses, excluding (iii) non-cash items or items that management does not consider are reflective of our ongoing core operations.

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

The following tables provide financial information for our two reportable segments and reconciliations to consolidated financial information for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Segment adjusted EBITDA (loss):
Vertical Software	$14,678	$20,733	$12,718
Insurance	(5,499)	9,007	405
Corporate and Other	(58,780)	(53,760)	(30,001)
Divested Businesses	—	—	(1,441)
Total segment adjusted EBITDA (loss)	(49,601)	(24,020)	(18,319)
Reconciling items:
Depreciation and amortization	(27,930)	(16,386)	(6,644)
Non-cash stock-based compensation expense	(27,041)	(38,592)	(11,296)
Acquisition and other transaction costs	(2,334)	(5,360)	(311)
Impairment loss on intangible assets and goodwill	(61,386)	—	—
Non-cash losses and impairment of property, equipment and software	(637)	(550)	(611)
Revaluation of contingent consideration	(6,944)	2,244	(1,700)
SPAC transaction bonus	—	—	(3,350)
Investment income and realized gains	(1,174)	(701)	—
Operating loss	$(177,047)	$(83,365)	$(42,231)

The CODM does not review assets on a segment basis. As of December 31, 2022, goodwill for the Vertical Software segment and the Insurance segment was $191.9 million and $52.8 million, respectively. As of December 31, 2021, goodwill for the Vertical Software segment and the Insurance segment was $182.8 million and $42.9 million, respectively.

All of the Company’s revenue is generated in the United States, except for an immaterial amount. As of December 31, 2022, and 2021, the Company did not have material assets located outside of the United States.

18. Related Parties

In July 2020, the CEO and founder, entered into an agreement with another significant shareholder, that provides, upon consummation of the PTAC Merger Agreement, for a payment of $3.2 million in cash and 950,000 shares of Porch Group, Inc. common stock from the CEO to the other significant shareholder in connection with the Merger Agreement including the conversion of preferred stock to common stock. This transfer of $17.3 million in consideration was accounted for as a deemed capital contribution from the CEO and founder to the Company and induced conversion of preferred stock into common stock immediately prior to the close of the PTAC Merger Agreement. The total consideration transferred increase total net loss in determining net loss available to common shareholders by $17.3 million.

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

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss used to compute net loss per share:	$(156,559)	$(106,606)	$(54,032)
Induced conversion of preferred stock	—	—	(17,284)
Basic	(156,559)	(106,606)	$(71,316)
Adjustment for change in fair value of warrant liability	—	—	(2,427)
Diluted	$(156,559)	$(106,606)	$(73,743)

Denominator:
Weighted average shares outstanding used to compute loss per share:
Basic	97,351,241	93,884,566	36,344,234
Dilutive effect of warrants	—	—	29,981
Diluted	97,351,241	93,884,566	36,374,215

Loss per share - basic	$(1.61)	$(1.14)	$(1.96)
Loss per share - diluted	$(1.61)	$(1.14)	$(2.03)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	Year Ended December 31,
	2022	2021	2020
Stock options	3,862,918	4,822,992	6,414,611
Restricted stock units and awards	5,309,241	2,712,762	2,581,902
Performance restricted stock units	920,924	—	—
Public and private warrants	1,795,700	1,795,700	8,625,000
Earnout shares	2,050,000	2,050,000	6,150,000
Convertible debt(1)	16,998,130	16,998,130	—
Contingently issuable shares in connection with acquisitions(2)	10,631,558	1,192,989	—

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

(1)	In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table as of December 31, 2022.

(2)	In connection with the acquisitions of Floify and HOA described in Note 12, the Company provided an obligation to issue certain amount of common stock to the extent specified market conditions are met in the future. Contingently issuable shares are calculated in accordance with the purchase agreement, assuming they would be issuable if the end of the reporting periods were the end of the contingency period.

See Note 8 for additional information regarding the terms of warrants. See Note 9 for additional information regarding stock options and restricted stock units and awards. See Note 7 for additional information regarding convertible debt.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all numbers in thousands, except share amounts and unless otherwise stated)

20.   Quarterly Financial Data (Unaudited) Restatement of Previously Issued Financial Statements

Description of Restatement of Financial Information

Under the Company’s third-party quota share reinsurance program, the Company’s insurance subsidiary has ceded some, but not all, the liabilities related to losses and loss adjustment expenses (LAE) to third-party reinsurers. The losses ceded to third-party reinsurance companies are subject to certain terms, which vary by participating reinsurer, which impact the amount of losses that the Company can cede under those respective terms. The Company identified an error in the accounting for these arrangements, in that the terms were not fully considered in the calculation of losses ceded to third party reinsurance companies. As a result of this error, the Company determined that the cost of revenue was misstated during the interim periods as follows: $4.0 million understated for the three months ended March 31, 2022; $0.7 million understated for the three months ended June 30, 2022 (for a total of $4.7 million understated for the six months ended June 30, 2022); and $0.3 million overstated for the three months ended September 30, 2022 (for a net total understatement of $4.4 million for the nine months ended September 30, 2022).

In connection with this restatement, the Company is also correcting other immaterial errors in revenue, selling and marketing expenses, interest expense, prepaid expenses and other current assets, goodwill, deferred revenue, refundable customer deposits, and current debt. The restatement of the 2022 quarterly financial statements does not impact the Company’s reported cash position.

In the following tables, we have presented a reconciliation of our unaudited condensed consolidated financial information as originally reported, to the as restated amounts as of and for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022. The restatements will be reflected in the comparative financial statements included in our future filings of our 2023 unaudited condensed consolidated financial statements within our Quarterly Reports on Form 10-Q.

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The table below sets forth the unaudited condensed consolidated balance sheet information, including the balances as reported, adjustments and the balances as restated (in thousands, except per share amounts):

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

	For the reporting period			For the reporting period			For the reporting period
	March 31, 2022			June 30, 2022			September 30, 2022
	As Previously	Restatement		As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	in thousands			in thousands			in thousands
Current assets
Cash and cash equivalents	$292,373	$—	$292,373	$271,003	$—	$271,003	$260,198	$—	$260,198
Accounts receivable, net	29,996	(2,608)	27,388	38,474	(2,424)	36,050	37,032	(1,668)	35,364
Short-term investments	8,462	—	8,462	8,165	—	8,165	7,212	—	7,212
Reinsurance balance due	239,739	(3,403)	236,336	273,971	(4,720)	269,251	303,987	(4,391)	299,596
Prepaid expenses and other current assets	21,087	(334)	20,753	22,621	(668)	21,953	21,160	(1,002)	20,158
Restricted cash	10,162	—	10,162	10,574	—	10,574	16,296	—	16,296
Total current assets	601,819	(6,345)	595,474	624,808	(7,812)	616,996	645,885	(7,061)	638,824

Property, equipment, and software, net	8,340	—	8,340	9,984	—	9,984	11,236	—	11,236
Goodwill	226,576	23,814	250,390	273,831	23,814	297,645	228,091	23,814	251,905
Long-term investments	56,865	—	56,865	56,228	—	56,228	55,357	—	55,357
Long-term insurance commission receivable	9,061	—	9,061	10,461	—	10,461	11,930	—	11,930
Intangible assets, net	124,306	—	124,306	136,575	—	136,575	111,728	—	111,728
Restricted cash, non-current	500	—	500	500	—	500	500	—	500
Right-of-use assets, net	3,922	—	3,922	6,052	—	6,052	4,697	—	4,697
Other assets	5,373	—	5,373	1,519	—	1,519	3,057	—	3,057
Total assets	$1,036,762	$17,469	$1,054,231	$1,119,958	$16,002	$1,135,960	$1,072,481	$16,753	$1,089,234

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,016	$—	$8,016	$7,739	$—	$7,739	$6,717	$—	$6,717
Accrued expenses and other current liabilities	35,029	(889)	34,140	47,967	(1,353)	46,614	36,847	—	36,847
Deferred revenue	198,857	283	199,140	243,425	557	243,982	277,616	—	277,616
Refundable customer deposit	16,686	2,030	18,716	19,246	2,372	21,618	19,867	2,718	22,585
Current portion of long term debt	150	19,532	19,682	150	18,863	19,013	6,275	16,557	22,832
Losses and loss adjustment expense reserves	79,608	—	79,608	88,894	—	88,894	100,298	—	100,298
Other insurance liabilities, current	43,049	—	43,049	61,516	—	61,516	55,945	—	55,945
Total current liabilities	381,395	20,956	402,351	468,937	20,439	489,376	503,565	19,275	522,840

Long term debt	415,002	—	415,002	416,568	—	416,568	425,012	—	425,012
Refundable customer deposit - non-current	—	—	—	—	—	—	—	—	—
Earnout liability, at fair value	2,687	—	2,687	100	—	100	57	—	57
Private warrant liability, at fair value	5,004	—	5,004	926	—	926	802	—	802
Lease liability - non-current	2,267	—	2,267	3,622	—	3,622	2,968	—	2,968
Other liabilities (includes $12,822, $29,858 and $23,228 at fair value, respectively)	15,528	—	15,528	30,825	—	30,825	24,952	—	24,952
Total liabilities	821,883	20,956	842,839	920,978	20,439	941,417	957,356	19,275	976,631

Stockholders’ equity
Common stock, $0.0001 par value:
Authorized shares - 400,000,000, 400,000,000 and 400,000,000, respectively
Issued and outstanding shares - 98,297,186, 99,440,528 and 100,410,325, respectively	10	—	10	10	—	10	10	—	10
Additional paid-in capital	647,551	—	647,551	659,814	—	659,814	664,362	—	664,362
Accumulated other comprehensive income	(2,774)	—	(2,774)	(4,559)	—	(4,559)	(6,571)	—	(6,571)
Accumulated deficit	(429,908)	(3,487)	(433,395)	(456,285)	(4,437)	(460,722)	(542,676)	(2,522)	(545,198)
Total stockholders’ equity	214,879	(3,487)	211,392	198,980	(4,437)	194,543	115,125	(2,522)	112,603
Total liabilities and stockholders' equity	$1,036,762	$17,469	$1,054,231	$1,119,958	$16,002	$1,135,960	$1,072,481	$16,753	$1,089,234

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The tables below set forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended			Three Months Ended
	March 31, 2022			June 30, 2022			June 30, 2022
	As Previously	Restatement		As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue	$62,561	$1,006	$63,567	$133,330	$1,152	$134,482	$70,769	$146	$70,915

Operating Costs and Expenses:
Cost of revenue	21,189	4,027	25,216	49,747	4,720	54,467	28,558	693	29,251
Selling and marketing	25,743	334	26,077	54,569	668	55,237	28,826	334	29,160
Product and technology	14,231	—	14,231	30,009	—	30,009	15,777	—	15,777
General and administrative	26,699	—	26,699	55,103	—	55,103	28,405	—	28,405
Loss on impairment of intangible assets and goodwill	—	—	—	—	—	—	—	—	—
Total operating expenses	87,862	4,361	92,223	189,428	5,388	194,816	101,566	1,027	102,593

Operating income (loss)	(25,301)	(3,355)	(28,656)	(56,098)	(4,236)	(60,334)	(30,797)	(881)	(31,678)

Other income (expense):

Interest Expense	(2,293)	(134)	(2,427)	(4,151)	(201)	(4,352)	(1,858)	(67)	(1,925)
Loss on remeasurement of earnout liability	11,179	—	11,179	13,766	—	13,766	2,587	—	2,587
Loss on remeasurement of private warrant liability	10,189	—	10,189	14,267	—	14,267	4,078	—	4,078
Investment income and realized gains	197	—	197	440	—	440	243	—	243
Other, net	56	—	56	(107)	—	(107)	(162)	—	(162)

Total other income (expense)	19,328	(134)	19,194	24,215	(201)	24,014	4,888	(67)	4,821

Income (loss) before income taxes	(5,973)	(3,489)	(9,462)	(31,883)	(4,437)	(36,320)	(25,909)	(948)	(26,857)

Income tax benefit (expense)	177	—	177	(290)	—	(290)	(468)	—	(468)

Net loss	$(5,796)	$(3,489)	$(9,285)	$(32,173)	$(4,437)	$(36,610)	$(26,377)	$(948)	$(27,325)
Total other comprehensive loss	(2,515)	—	(2,515)	(4,300)	—	(4,300)	(1,785)	—	(1,785)
Total comprehensive loss	$(8,311)	$(3,489)	$(11,800)	$(36,473)	$(4,437)	$(40,910)	$(28,162)	$(948)	$(29,110)

Loss per share - Basic and diluted	$(0.06)		$(0.10)	$(0.33)		$(0.38)	$(0.27)		$(0.28)

Shares used in computing basic and diluted loss per share	96,074,527		96,074,527	96,611,294		96,611,294	97,142,163		97,142,163

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

	Nine Months Ended			Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2022			December 31, 2022
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue	$208,696	$3,139	$211,835	$75,366	$1,987	$77,353	$64,113

Operating Costs and Expenses:
Cost of revenue	83,016	4,391	87,407	33,269	(329)	32,940	20,170
Selling and marketing	84,815	1,002	85,817	30,245	334	30,579	28,031
Product and technology	44,446	—	44,446	14,438	—	14,438	15,119
General and administrative	80,360	—	80,360	25,257	—	25,257	30,259
Loss on impairment of intangible assets and goodwill	57,057	—	57,057	57,057	—	57,057	4,329
Total operating expenses	349,694	5,393	355,087	160,266	5	160,271	97,908

Operating income (loss)	(140,998)	(2,254)	(143,252)	(84,900)	1,982	(82,918)	(33,795)

Other income (expense):

Interest Expense	(6,236)	(268)	(6,504)	(2,085)	(67)	(2,152)	(2,219)
Loss on remeasurement of earnout liability	13,809	—	13,809	43	—	43	13
Loss on remeasurement of private warrant liability	14,391	—	14,391	124	—	124	95
Investment income and realized gains	775	—	775	335	—	335	399
Other, net	(37)	—	(37)	69	—	69	608
Total other income (expense)	22,702	(268)	22,434	(1,514)	(67)	(1,581)	(1,104)

Income (loss) before income taxes	(118,296)	(2,522)	(120,818)	(86,414)	1,915	(84,499)	(34,899)

Income tax benefit (expense)	(268)	—	(268)	23	—	23	(574)

Net loss	$(118,564)	$(2,522)	$(121,086)	$(86,391)	$1,915	$(84,476)	$(35,473)
Total other comprehensive (loss) income	(6,312)	—	(6,312)	(2,012)	—	(2,012)	400
Total comprehensive loss	$(124,876)	$(2,522)	$(127,398)	$(88,403)	$1,915	$(86,488)	$(35,073)

Loss per share - Basic and diluted	$(1.22)		$(1.25)	$(0.88)		$(0.86)	$(0.36)

Shares used in computing basic and diluted loss per share	97,009,351		97,009,351	97,792,485		97,792,485	98,365,762

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(all numbers in thousands, except share amounts and unless otherwise stated)

The table below sets forth the unaudited condensed consolidated statements of cash flows, including balances as reported, adjustments and balances as restated amounts (in thousands). Note that only amounts that have changed have been disclosed.

	Three Months Ended			Six Months Ended			Nine Months Ended
	March 31, 2022			June 30, 2022			September 30, 2022
	As Previously	Restatement		As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Net loss	$(5,796)	$(3,488)	$(9,284)	$(32,173)	$(4,437)	$(36,610)	$(118,564)	$(2,522)	$(121,086)

Change in operating assets and liabilities
Accounts receivable	(1,296)	2,608	1,312	(9,907)	2,424	(7,483)	(8,639)	1,668	(6,971)
Reinsurance balance due	(11,323)	3,403	(7,920)	(45,555)	4,720	(40,835)	(75,571)	4,391	(71,180)
Prepaid expenses and other current assets	(6,749)	334	(6,415)	(7,758)	668	(7,090)	(6,297)	1,002	(5,295)
Refundable customer deposits	1,412	(4,361)	(2,949)	3,972	(4,429)	(457)	4,593	(2,083)	2,510
Deferred revenue	(2,228)	283	(1,945)	37,610	557	38,167	71,600	—	71,600
Accrued expenses and other current liabilities	(3,145)	(889)	(4,034)	2,358	(1,353)	1,005	(8,001)	—	(8,001)

Net cash used in operating activities	$(13,291)	$(2,110)	$(15,401)	$(2,306)	$(1,850)	$(4,156)	$(12,808)	$2,456	$(10,352)

Net cash used in investing activities	$(8,077)	$—	$(8,077)	$(38,404)	$—	$(38,404)	$(46,444)	$—	$(46,444)

Cash flows from financing activities:

Proceeds from debt issuance, net of fees	—	5,143	5,143	—	10,690	10,690	—	15,115	15,115
Repayments of advance funding	—	(3,033)	(3,033)	—	(8,840)	(8,840)	—	(17,571)	(17,571)
Net cash provided by financing activities	$(389)	$2,110	$1,721	$(2,005)	$1,850	$(155)	$11,454	$(2,456)	$8,998

PORCH GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all numbers in thousands, except share amounts and unless otherwise stated)

21.   Subsequent Events

Repurchases of Common Shares

In the first quarter of 2023, the Company repurchased 1,396,158 shares at the total cost of $3.1 million (including commissions).

Schedule I: Condensed Financial Information of Registrant

Porch Group, Inc.
Condensed Balance Sheets
(Parent Company Only)
(all numbers in thousands, except share amounts)

	December 31,
	2022	2021
Assets
Investment in subsidiary	$497,535	$661,619
Total assets	$497,535	$661,619

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses and other current liabilities	939	930
Total current liabilities	939	930
Long-term debt	416,492	414,585
Earnout liability, at fair value[1]	44	13,866
Private warrant liability, at fair value[2]	707	15,193
Total liabilities	418,182	444,574
Commitments and contingencies[3]
Stockholders’ equity
Common stock, $0.0001 par value:	10	10
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 98,455,838 and 97,961,597, respectively
Additional paid-in capital	670,537	641,406
Accumulated other comprehensive loss	(6,171)	(259)
Accumulated deficit	(585,023)	(424,112)
Total stockholders’ equity	79,353	217,045
Total liabilities and stockholders’ equity	$497,535	$661,619

1 – See Note 4 (Fair Value) and Note 9 (Stock-Based Compensation) in the notes to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

2 - See Note 4 (Fair Value) and Note 8 (Equity and Warrants) in the notes to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

3 - See Note 16 (Commitments and Contingencies) in the notes to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

See notes to condensed financial statements.

Porch Group, Inc.
Condensed Statements of Comprehensive Loss
(Parent Company Only)
(all numbers in thousands)

			For the period from
	Year ended December 31,		December 23, 2020
	2022	2021	to December 31, 2020
Operating expenses:
General and administrative	$3,550	$4,079	$56
Operating loss	(3,550)	(4,079)	(56)
Other income (expense):
Interest expense	(5,412)	(1,573)	—
Change in fair value of earnout liability[1]	13,822	(18,519)	—
Change in fair value of private warrant liability[1]	14,486	(15,389)	2,427
Equity in net income (loss) of subsidiary	(175,905)	(67,046)	1,360
Total other income (expense)	(153,009)	(102,527)	3,787
Loss before income taxes	(156,559)	(106,606)	3,731
Income tax benefit (expense)	—	—	—
Net loss attributable to Porch Group, Inc.	$(156,559)	$(106,606)	$3,731
Other comprehensive loss	(5,912)	(259)	—
Comprehensive loss attributable to Porch Group, Inc.	$(162,471)	$(106,865)	$3,731

1 – See Note 4 (Fair Value) to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

See notes to condensed financial statements.

Porch Group, Inc.
Condensed Statements of Cash Flows
(Parent Company Only)
(all numbers in thousands)

			For the period from
	Year ended December 31,		December 23, 2020
	2022	2021	to December 31, 2020
Cash flows from operating activities:
Net (loss) income	$(156,559)	$(106,606)	$3,731
Adjustments to reconcile net loss to net cash used in operating activities
Equity in net loss of subsidiary	175,905	67,046	(1,360)
Loss (gain) on remeasurement of private warrant liability	(14,486)	15,389	(2,427)
Loss (gain) on remeasurement of earnout liability	(13,822)	18,519	—
Interest expense (non-cash)	2,225	643	—
Change in operating assets and liabilities, net of acquisitions and divestitures
Accrued expenses and other current liabilities	(9)	930	—
Net cash used in operating activities	(6,746)	(4,079)	(56)
Cash flows from investing activities:
Net (investment) return of capital in subsidiary	10,551	(458,697)	(269,425)
Net cash provided by (used in) investing activities	10,551	(458,697)	(269,425)
Cash flows from financing activities:
Proceeds from recapitalization and PIPE financing	—	—	305,133
Distribution to stockholders	—	—	(30,000)
Transaction costs - recapitalization	—	—	(5,652)
Proceeds from debt issuance, net of fees	—	413,537	—
Capped call transactions	—	(52,913)	—
Proceeds from exercises of warrants	—	126,741	—
Proceeds from exercises of stock options	1,116	4,288	—
Income tax withholdings paid upon vesting of restricted stock units	(3,108)	(28,877)	—
Repurchases of stock	(1,813)	—	—
Net cash provided by (used in) financing activities	(3,805)	462,776	269,481
Net change in cash, cash equivalents, and restricted cash	$—	$—	$—
Cash, cash equivalents, and restricted cash, beginning of period	$—	$—	$—
Cash, cash equivalents, and restricted cash end of period	$—	$—	$—

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

Condensed Statements of Comprehensive Loss

On the condensed statements of comprehensive loss, other comprehensive loss represents activity of Porch.com, Inc. and includes net unrealized gains and losses on available-for-sale securities.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 as a result of a material weakness in our internal control over financial reporting as described below.

In light of the material weakness in the Company’s internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Following such additional procedures, our management, including our principal executive officer and principal financial officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weaknesses described below, we concluded that the system of internal control over financial reporting was not effective as of December 31, 2022.

In connection with the audit of our financial statements for the year ended December 31, 2022, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, the material weakness in our internal control over financial reporting related to the ineffective design and operation of information technology (IT) general controls over the IT systems supporting the Company’s subsidiary, Homeowners of America (HOA). Business process controls (automated and manual) that are dependent on the ineffective IT systems, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective. We acquired HOA on April 5, 2021 and HOA was excluded from our assessment of the effectiveness of internal control over financial reporting in 2021.

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

In the year ended December 31, 2022, the Company acquired RWS, as well as other insignificant businesses. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the Company excluded these acquired businesses from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The businesses acquired during 2022 represented approximately 6% of the total assets and 4% of total revenue of the Company as of and for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Planned Remediation Activities

Our planned remediation efforts related to the above identified material weakness include:

●	Reassess the existing IT general controls to determine if they are appropriately designed to meet the control objectives;
●	Perform ongoing trainings with control performers to improve documentation that supports effective control activities, including IT general controls over logical user access;
●	Design and implement additional monitoring controls necessary to detect misstatements over data produced by relevant financial systems at HOA;
●	Determine if additional investments are needed to upgrade or replace existing systems which do not have the appropriate infrastructure to meet the requirements of our internal control framework; and
●	Expand the available resources at the Company with experience in designing and implementing control activities, including information technology general controls and automated controls.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. See “Part I, Item 1A. Risk Factors — We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.”

Remediation of Prior Material Weaknesses

As discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2021, management had identified material weaknesses in our internal control over financial reporting as of December 31, 2021 related to (i) the design and implementation of information technology general controls in the areas of user access and program change-management for systems, and related process-level automated controls, supporting the Company’s internal control processes (ii) the identification, design, implementation, and retention of evidence of control activities, including controls over the completeness and accuracy of information produced by the entity that is used in the operation of its control activities; and, (iii) the quantity of personnel across the organization to design and operate internal controls commensurate with the nature, growth, and complexity of our business.

Management identified the people, process and technology necessary to strengthen our internal control over financial reporting and to address the material weaknesses identified as of December 31, 2021. We began implementing certain of these measures in the fourth quarter of 2021 and continued to develop remediation plans and implemented additional measures throughout 2022.

We have remediated the material weaknesses identified as of December 31, 2021, through the following:

●	We hired a new Chief Financial Officer and Controller in November 2022, and a new Chief Financial Officer at HOA in August 2022; all of these individuals are experienced finance and accounting professionals for public companies;

●	we performed a full risk assessment across the company to identify and analyze risks which resulted in the identification, design, and implementation of control activities, including IT general controls, to support our control objectives;
●	We recruited additional personnel with the appropriate skills and experience to operate the internal controls required by the nature, pace, and complexity of our business, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
●	We integrated certain business units into our enterprise resource planning (ERP) system and designed and implemented additional automation for reporting into our ERP; and
●	We performed on-going trainings with control performers to improve documentation that supports effective control activities, including evidence over the completeness and accuracy of information produced by the entity and management review controls.

As discussed above, while Management has identified a material weakness as of December 31, 2022, we have completed our evaluation of the updated internal controls and remediation procedures associated with the material weaknesses in internal control over financial reporting identified as of December 31, 2021, and have determined that those material weaknesses have been remediated.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Porch Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Porch Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Porch Group, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 2022 acquisitions, which are included in the 2022 consolidated financial statements of the Company and constituted 6% of total assets as of December 31, 2022 and 4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2022 acquisitions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the ineffective design and operation of information technology (IT) general controls over the IT systems supporting the Company’s subsidiary, Homeowners of America (HOA). Business process controls (automated and manual) that are dependent on the ineffective IT systems, or that rely on data produced from systems impacted by the ineffective IT general controls, were also determined to be ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023, which expressed an unqualified opinion thereon.

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

March 16, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item of Form 10-K will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

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

3.1

Second Amended and Restated Certificate of Incorporation of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 29, 2020).

3.2

Third Amended and Restated Certificate of Incorporation of Porch Group, Inc., as filed with the Secretary of State of the State of Delaware on June 9, 2022 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on June 10, 2022).

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

10.7#	Form of Senior Level Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022).
10.8#

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement (Initial Awards in 2022) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022).

10.9#

Form of Restricted Stock Unit Award Agreement under Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.10#

Form of Restricted Stock Award Agreement under Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.11#

Form of Stock Option Agreement under Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.12#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).
10.13#

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

10.16#

Letter Agreement, dated November 8, 2013, by and between Porch.com, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.9 of the Company’s Form S-4 (File No. 333-249468), filed with the SEC on October 14, 2020).

10.17#

Retention Agreement, dated February 20, 2018, by and between Porch.com, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

10.18#

Employment Agreement, dated February 11, 2022, by and between Porch Group, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.19#

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

10.21#

First Amendment to Offer Letter, dated February 11, 2022, by and between Porch.com, Inc. and Martin Heimbigner (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.22#

Second Amendment to Offer Letter, by and between Porch.com, Inc.
and Martin Heimbigner, dated August 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on August 9, 2022).

10.23

Form of Capped Call Confirmation between Porch Group, Inc. and each of the option counterparties (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

10.24#	Form of Senior Level Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022).
10.25#

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement (Initial Awards in 2022)(incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022).

10.26#

CFO Employment Agreement, by and between Porch Group, Inc. and Shawn Tabak, dated November 2, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on November 2, 2022).

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

# Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2023.

PORCH GROUP, INC.

By:	/s/ Matthew Ehrlichman
Matthew Ehrlichman
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/ s/ Matthew Ehrlichman	Chief Executive Officer
Matthew Ehrlichman	(principal executive officer) and Chairman

/s/ Shawn Tabak	Chief Financial Officer
Shawn Tabak	(principal financial and accounting officer)

/s/ Sean Kell
Sean Kell	Director

/s/ Rachel Lam
Rachel Lam	Director

/s/ Alan Pickerill
Alan Pickerill	Director

/s/ Amanda Reierson
Amanda Reierson	Director

/s/ Maurice Tulloch
Maurice Tulloch	Director

/s/ Camilla Velasquez
Camilla Velasquez	Director

/s/ Regi Vengalil
Regi Vengalil	Director