Form 10-Q
period 2023-03-31
Porch Group, Inc.
filed 2023-05-10
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of outstanding shares of the registrant’s common stock as of May 8, 2023 was 97,816,355.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PORCH GROUP, INC.

Condensed Consolidated Balance Sheets

(all numbers in thousands, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$179,357	$215,060
Accounts receivable, net	23,600	26,438
Short-term investments	34,441	36,523
Reinsurance balance due	292,775	299,060
Prepaid expenses and other current assets	30,834	20,009
Restricted cash	14,796	13,545
Total current assets	575,803	610,635
Property, equipment, and software, net	13,727	12,240
Operating lease right-of-use assets	4,151	4,201
Goodwill	247,118	244,697
Long-term investments	58,678	55,118
Intangible assets, net	101,753	108,255
Long-term insurance commissions receivable	13,140	12,265
Other assets	2,346	1,646
Total assets	$1,016,716	$1,049,057

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,200	$6,268
Accrued expenses and other current liabilities	38,856	39,742
Deferred revenue	246,502	270,690
Refundable customer deposits	20,984	20,142
Current debt	10,392	16,455
Losses and loss adjustment expense reserves	115,527	100,632
Other insurance liabilities, current	78,422	61,710
Total current liabilities	516,883	515,639
Long-term debt	425,383	425,310
Operating lease liabilities, non-current	2,585	2,536
Earnout liability, at fair value	44	44
Private warrant liability, at fair value	362	707
Other liabilities (includes $24,198 and $24,546 at fair value, respectively)	26,183	25,468
Total liabilities	971,440	969,704
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value:	10	10
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 97,018,032 and 98,455,838, respectively
Additional paid-in capital	677,426	670,537
Accumulated other comprehensive loss	(5,296)	(6,171)
Accumulated deficit	(626,864)	(585,023)
Total stockholders’ equity	45,276	79,353
Total liabilities and stockholders’ equity	$1,016,716	$1,049,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Operations

(all numbers in thousands, except share amounts, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$87,369	$63,567
Operating expenses(1):
Cost of revenue	51,275	25,216
Selling and marketing	32,585	26,077
Product and technology	13,950	14,231
General and administrative	26,066	26,699
Impairment loss on intangible assets and goodwill	2,021	—
Total operating expenses	125,897	92,223
Operating loss	(38,528)	(28,656)
Other income (expense):
Interest expense	(2,188)	(2,427)
Change in fair value of earnout liability	—	11,179
Change in fair value of private warrant liability	345	10,189
Investment income and realized gains, net of investment expenses	758	197
Other income, net	762	56
Total other income (expense)	(323)	19,194
Loss before income taxes	(38,851)	(9,462)
Income tax benefit	111	177
Net loss	$(38,740)	$(9,285)

Loss per share - basic and diluted (Note 15)	$(0.41)	$(0.10)

Shares used in computing basic and diluted loss per share	95,209,819	96,074,527
(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$—	$—
Selling and marketing	1,045	632
Product and technology	1,449	1,137
General and administrative	4,400	4,085
	$6,894	$5,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(all numbers in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(38,740)	$(9,285)
Other comprehensive income (loss):
Current period change in net unrealized loss, net of tax	875	(2,515)
Comprehensive loss	$(37,865)	$(11,800)

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(all numbers in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2022	98,206,323	$10	$670,537	$(585,023)	$(6,171)	$79,353
Net loss	—	—	—	(38,740)	—	(38,740)
Other comprehensive income, net of tax	—	—	—	—	875	875
Stock-based compensation	—	—	6,894	—	—	6,894
Contingent consideration for acquisitions	—	—	—	—	—	—
Vesting of restricted stock awards	295,414	—	—	—	—	—
Exercise of stock options	4,519	—	8	—	—	8
Income tax withholdings	(92,066)	—	(204)	—	—	(204)
Repurchases of common stock	(1,396,158)	—	—	(3,101)	—	(3,101)
Proceeds from sale of common stock	—	—	191	—	—	191
Balances as of March 31, 2023	97,018,032	$10	$677,426	$(626,864)	$(5,296)	$45,276

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(all numbers in thousands, except share amounts, unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	97,961,597	$10	$641,406	$(424,112)	$(259)	$217,045
Net loss	—	—	—	(9,285)	—	(9,285)
Other comprehensive loss, net of tax	—	—	—	—	(2,515)	(2,515)
Stock-based compensation	—	—	5,854	—	—	5,854
Contingent consideration for acquisitions	—	—	530	—	—	530
Vesting of restricted stock awards	245,855	—	—	—	—	—
Exercise of stock options	185,685	—	473	—	—	473
Income tax withholdings	(95,951)	—	(712)	—	—	(712)
Balances as of March 31, 2022	98,297,186	$10	$647,551	$(433,397)	$(2,774)	$211,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(all numbers in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,740)	$(9,285)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,015	6,483
Amortization of operating lease right-of-use assets	475	582
Impairment loss on intangible assets and goodwill	2,021	—
Loss on sale and impairment of property, equipment, and software	4	70
Gain on remeasurement of private warrant liability	(345)	(10,189)
Loss (gain) on remeasurement of contingent consideration	(154)	3,205
Gain on remeasurement of earnout liability	—	(11,179)
Stock-based compensation	6,894	5,854
Amortization of investment premium/accretion of discount, net	(280)	566
Net realized losses on investments	67	68
Interest expense (non-cash)	1,534	1,046
Other	242	64
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	2,619	1,312
Reinsurance balance due	6,286	(7,920)
Prepaid expenses and other current assets	(10,826)	(6,415)
Accounts payable	(69)	1,051
Accrued expenses and other current liabilities	1,390	(4,033)
Losses and loss adjustment expense reserves	14,895	17,659
Other insurance liabilities, current	16,712	3,025
Deferred revenue	(24,100)	(1,945)
Refundable customer deposits	(4,607)	(2,949)
Long-term insurance commissions receivable	(875)	(1,540)
Operating lease liabilities, non-current	(489)	(235)
Other	(700)	(696)
Net cash used in operating activities	(22,031)	(15,401)
Cash flows from investing activities:
Purchases of property and equipment	(356)	(1,167)
Capitalized internal use software development costs	(2,427)	(1,574)
Purchases of short-term and long-term investments	(5,410)	(8,835)
Maturities, sales of short-term and long-term investments	5,020	8,449
Acquisitions, net of cash acquired	(1,974)	(4,950)
Net cash used in investing activities	(5,147)	(8,077)
Cash flows from financing activities:
Proceeds from advance funding	313	5,143
Repayments of advance funding	(1,281)	(3,033)
Repayments of principal and related fees	(499)	(150)
Proceeds from exercises of stock options	8	473
Income tax withholdings paid upon vesting of restricted stock units	(204)	(712)
Payments of acquisition-related contingent consideration	(194)	—
Repurchase of stock	(5,608)	—
Proceeds from sale of common stock	191	—
Net cash provided by financing activities	(7,274)	1,721
Net change in cash, cash equivalents, and restricted cash	$(34,452)	$(21,757)
Cash, cash equivalents, and restricted cash, beginning of period	$228,605	$324,792
Cash, cash equivalents, and restricted cash end of period	$194,153	$303,035

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(all numbers in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures
Cash paid for interest	$1,796	$1,587
Income tax refunds received	$2,380	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group,” “Porch” or the “Company”) is a vertical software platform for the home, providing software and services to approximately 30,600 companies and small businesses. Porch is a values-driven company whose mission is to simplify the home with insurance at the center. The Company’s Insurance segment, with approximately 376,000 insurance and warranty policies in force, operates both as an insurance carrier underwriting home insurance policies, and as an agent selling home and auto insurance for over 20 major and regional insurance companies. The Insurance Segment also includes Porch’s warranty service offerings, and includes a captive reinsurance provider. The Vertical Software segment provides software and services to home services companies, such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, and individuals.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023. The information as of December 31, 2022, included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements.

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other interim period or future year.

Comprehensive Loss

Comprehensive loss consists of adjustments related to unrealized gains and losses on available-for-sale securities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, these estimates, which include, but are not limited to, impairment losses on intangible assets and goodwill, estimated variable consideration for services performed, estimated lifetime value of insurance agency commission revenue, current estimate for credit losses, depreciable lives for property and equipment, the valuation of and useful lives for acquired intangible assets, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation expense, unpaid losses for insurance claims and loss adjustment expenses, contingent consideration, earnout liabilities and private warrant liabilities, are evaluated by management. Actual results could differ materially from those estimates, judgments, and assumptions.

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

The Company’s insurance carrier subsidiary has exposure and remains liable in the event of insolvency of its reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. One reinsurer represented more than 10% of the Company’s insurance subsidiary’s total reinsurance balance due as of March 31, 2023.

Substantially all of the Company’s insurance-related revenues in the Insurance segment are derived from customers in Texas (which represent approximately 60% of such revenues in the three months ended March 31, 2023), South Carolina, North Carolina, Georgia, Virginia and Arizona, which could be adversely affected by economic conditions, an increase in competition, or environmental impacts and changes.

No individual customer represented more than 10% of the Company’s total revenue for the three months ended March 31, 2023, or 2022. As of March 31, 2023, and December 31, 2022, no individual customer accounted for 10% or more of the Company’s total accounts receivable.

As of March 31, 2023, the Company held approximately $136.1 million of cash with three U.S. commercial banks.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash equivalents as of March 31, 2023 includes $5.2 million held by the Company’s captive reinsurance company as collateral for the benefit of Homeowners of America (“HOA”), $1.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $6.0 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in seventeen states, and $2.4 million related to acquisition indemnifications. Restricted cash equivalents as of December 31, 2022, includes $5.1 million held by the Company’s captive reinsurance company as collateral for the benefit of HOA, $1.0 million held in money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.0 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in nineteen states, and $2.4 million related to acquisition indemnifications.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The reconciliation of cash and cash equivalents to amounts presented in the unaudited condensed consolidated statements of cash flows are as follows:

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$179,357	$215,060
Restricted cash and restricted cash equivalents - current	14,796	13,545
Cash, cash equivalents and restricted cash	$194,153	$228,605

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers and other corporate partnerships, and individual policyholders. The Company estimates allowances for uncollectible receivables based on the creditworthiness of its customers, historical trend analysis and macro-economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at March 31, 2023, and December 31, 2022, was $0.6 million and $0.5 million, respectively.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of income and market valuation approaches using publicly traded company multiples in similar businesses. Such fair value measurements are based predominately on Level 3 inputs. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 14% to 20%.

During the first quarter of 2023, management identified various qualitative factors that collectively, indicated that the Company had triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. The Company performed a valuation of both the Vertical Software and Insurance reporting units using a combination of market and income approaches based on peer performance and discounted cash flow or dividend discount model methodologies. The results of the quantitative impairment assessment indicated that the estimated fair values of the

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

reporting units exceeded their carrying values. As such, the Company determined that the goodwill allocated to its reporting units was not impaired as of March 31, 2023.

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

During the first quarter of 2023, management identified various qualitative factors that collectively indicated that the Company had trigger events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. The Company used an income approach to determine that the estimated fair value of a certain asset group was less than its carrying value, which resulted in impairment charges of $2.0 million, primarily related to acquired technology, trademarks and tradenames, and customer relationships for certain businesses within its Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the consolidated statements of operations.

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

Deferred Policy Acquisition Costs

The Company capitalizes deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Company’s insurance subsidiary of new or renewal insurance contracts. DAC are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of March 31, 2023, and December 31, 2022, DAC of $17.7 million and $8.7 million is included in prepaid expenses and other current assets. Amortized deferred acquisition costs included in sales and marketing expense, amounted to $9.3 million and $3.0 million, for the three months ended March 31, 2023 and 2022, respectively.

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

Other Insurance Liabilities, Current

The following table details the components of other insurance liabilities, current on the unaudited condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
Ceded reinsurance premiums payable	$39,162	$29,204
Commissions payable, reinsurers and agents	20,703	21,045
Advance premiums	15,537	8,668
Funds held under reinsurance treaty	1,875	1,851
General and accrued expenses payable	1,145	942
Other insurance liabilities, current	$78,422	$61,710

Income Taxes

Provisions for income taxes for the three months ended March 31, 2023, and 2022 were a $0.1 million benefit and a $0.2 million benefit, respectively, and the effective tax rates for these periods were 0.3% benefit and 1.9% benefit, respectively. The difference between the Company’s effective tax rates for the 2023 and 2022 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

2. Revenue

Disaggregation of Revenue

Total revenues consisted of the following:

	Three Months Ended March 31,
	2023	2022
Vertical Software segment
Software and service subscriptions	$16,809	$17,681
Move-related transactions	7,769	12,193
Post-move transactions	4,049	4,530
Total Vertical Software segment revenue	28,627	34,404

Insurance segment
Insurance and warranty premiums, commissions and policy fees	58,742	29,163
Total Insurance segment revenue	58,742	29,163

Total revenue(1)	$87,369	$63,567

(1) Revenue recognized during the three months ended March 31, 2023 and 2022, includes revenue of $51.0 million and $20.8 million, respectively, which is accounted for separately from the revenue from contracts with customers.

Disclosures Related to Contracts with Customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits. Refundable customer deposits related to contracts with customers were not material at March 31, 2023 and December 31, 2022.

Contract Assets - Insurance Commissions Receivable

A summary of the activity impacting the contract assets during the three months ended March 31, 2023, is presented below:

Contract Assets
Balance at December 31, 2022	$15,521
Estimated lifetime value of commissions on insurance policies sold by carriers	2,018
Cash receipts	(1,062)
Balance at March 31, 2023	$16,477

As of March 31, 2023, $3.3 million of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the unaudited condensed consolidated balance sheets. The remaining $13.1 million of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the unaudited condensed consolidated balance sheets.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2023, is presented below:

Vertical Software
Deferred Revenue
Balance at December 31, 2022	$3,874
Revenue recognized	(4,237)
Additional amounts deferred	4,693
Balance at March 31, 2023	$4,330

Deferred revenue on our unaudited condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, include $242.2 million and $266.8 million, respectively, of deferred revenue related to our Insurance segment.

Remaining Performance Obligations

The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited condensed consolidated balance sheets, is immaterial as of March 31, 2023, and December 31, 2022.

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

Warranty Revenue and Related Balance Sheet Disclosures

Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. At March 31, 2023, we had $20.8 million, $3.8 million and $2.5 million of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively. At December 31, 2022, we had $20.0 million, $4.4 million and $1.9 million of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively.

For the three months ended March 31, 2023 and 2022, we incurred $1.2 million and $0.3 million, respectively, in expenses related to warranty claims.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

3. Investments

The following table provides the Company’s investment income, and realized gains and losses on investments during the periods presented:

	Three Months Ended March 31,
	2023	2022
Investment income, net of investment expenses	$825	$265
Realized gains on investments	4	2
Realized losses on investments	(71)	(70)
Investment income and realized gains (losses), net of investment expenses	$758	$197

The following table provides the amortized cost, fair value and unrealized gains and (losses) of the Company’s investment securities:

	As of March 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$34,637	$12	$(226)	$34,423
Obligations of states, municipalities and political subdivisions	11,304	13	(1,054)	10,263
Corporate bonds	34,549	96	(2,610)	32,035
Residential and commercial mortgage-backed securities	11,527	11	(1,162)	10,376
Other loan-backed and structured securities	6,398	14	(390)	6,022
Total investment securities	$98,415	$146	$(5,442)	$93,119

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

The amortized cost and fair value of securities at March 31, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2023
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$33,719	$33,640
Due after one year through five years	18,734	17,303
Due after five years through ten years	21,836	20,099
Due after ten years	6,201	5,679
Residential and commercial mortgage-backed securities	11,527	10,376
Other loan-backed and structured securities	6,398	6,022
Total	$98,415	$93,119

Other-than-temporary Impairment

The Company regularly reviews its individual investment securities for other-than-temporary impairment. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At March 31, 2023	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(66)	$16,320	$(160)	$2,251	$(226)	$18,571
Obligations of states, municipalities and political subdivisions	(48)	1,936	(1,006)	7,852	(1,054)	9,788
Corporate bonds	(617)	12,375	(1,993)	15,615	(2,610)	27,990
Residential and commercial mortgage-backed securities	(260)	3,190	(902)	7,149	(1,162)	10,339
Other loan-backed and structured securities	(149)	1,712	(241)	3,696	(390)	5,408
Total securities	$(1,140)	$35,533	$(4,302)	$36,563	$(5,442)	$72,096

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
At December 31, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(127)	$10,748	$(193)	$9,824	$(320)	$20,572
Obligations of states, municipalities and political subdivisions	(929)	6,258	(397)	3,504	(1,326)	9,762
Corporate bonds	(1,623)	16,531	(1,214)	10,328	(2,837)	26,859
Residential and commercial mortgage-backed securities	(687)	6,565	(581)	4,952	(1,268)	11,517
Other loan-backed and structured securities	(359)	4,633	(117)	1,094	(476)	5,727
Total securities	$(3,725)	$44,735	$(2,502)	$29,702	$(6,227)	$74,437

At March 31, 2023, and December 31, 2022, there were 452 and 483 securities, respectively, in an unrealized loss position. Of these securities, 363 had been in an unrealized loss position for 12 months or longer as of March 31, 2023.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at March 31, 2023.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

4. Fair Value

The following table details the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement as of March 31, 2023
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$33,443	$—	$—	$33,443
Debt securities:
U.S. Treasuries	34,423	—	—	34,423
Obligations of states and municipalities	—	10,263	—	10,263
Corporate bonds	—	32,035	—	32,035
Residential and commercial mortgage-backed securities	—	10,376	—	10,376
Other loan-backed and structured securities	—	6,022	—	6,022
	$67,866	$58,696	$—	$126,562
Liabilities
Contingent consideration - business combinations	$—	$—	$24,198	$24,198
Contingent consideration - earnout	—	—	44	44
Private warrant liability	—	—	362	362
	$—	$—	$24,604	$24,604

	Fair Value Measurement as of December 31, 2022
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$6,619	$—	$—	$6,619
Debt securities:
U.S. Treasuries	35,322	—	—	35,322
Obligations of states and municipalities	—	10,225	—	10,225
Corporate bonds	—	28,227	—	28,227
Residential and commercial mortgage-backed securities	—	11,533	—	11,533
Other loan-backed and structured securities	—	6,334	—	6,334
	$41,941	$56,319	$—	$98,260

Liabilities
Contingent consideration - business combinations	$—	$—	$24,546	$24,546
Contingent consideration - earnout	—	—	44	44
Private warrant liability	—	—	707	707
	$—	$—	$25,297	$25,297

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

Contingent Consideration – Business Combinations

The Company estimated the fair value of the business combination contingent consideration triggered by stock price milestones, related to the Floify acquisition in October 2021, using the Monte Carlo simulation method. The fair value is based on the simulated stock price of the Company over the maturity date of the contingent consideration. As of March 31, 2023, the key inputs used to determine the fair value of $15.1 million included the stock price of $1.43, strike price of $36.00, discount rate of 14.4% and volatility of 100%. As of December 31, 2022, the key inputs used in the determination of the fair value of $15.5 million included the stock price of $1.88, strike price of $36.00, discount rate of 10.3% and volatility of 95%.

The Company estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of March 31, 2023, the key inputs used to determine the fair value of $9.0 million were management’s cash flow estimates and the discount rate of 16%. As of December 31, 2022, the key inputs used to determine the fair value of $9.0 million were management’s cash flow estimates and the discount rate of 17%.

Contingent Consideration - Earnout

The Company estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value of $0.1 million is based on the simulated price of the Company over the maturity date of the contingent consideration and increased by certain employee forfeitures. As of March 31, 2023, the key inputs used to determine the fair value included exercise price of $22.00, volatility of 100%, forfeiture rate of 15% and stock price of $1.43. As of December 31, 2022, the key inputs used in the determination of the fair value included exercise price of $22.00, volatility of 100%, forfeiture rate of 15% and stock price of $1.88.

Private Warrants

The Company estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of March 31, 2023, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 90%, remaining contractual term of 2.73 years, and stock price of $1.43. As of December 31, 2022, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 90%, remaining contractual term of 2.98 years, and stock price of $1.88.

Level 3 Rollforward

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of December 31, 2022	$44	$24,546	$707
Additions	—	—	—
Settlements	—	(194)	—
Change in fair value, loss (gain) included in net loss(1)	—	(154)	(345)
Fair value as of March 31, 2023	$44	$24,198	$362

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of December 31, 2021	$13,866	$9,617	$15,193
Additions	—	—	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	(11,179)	3,205	(10,189)
Fair value as of March 31, 2022	$2,687	$12,822	$5,004

(1)	Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the unaudited condensed consolidated statements of operations.

Fair Value Disclosure

As of March 31, 2023, and December 31, 2022, the fair value of the convertible senior notes is $234.0 million and $238.6 million, respectively. The decrease of $4.6 million is primarily due to the decline in the stock price at March 31, 2023, as compared to December 31, 2022. The fair value of the line of credit, advance funding arrangement and other notes approximates the unpaid principal balance. All debt, other than the 2026 Notes which is Level 2, is considered a Level 3 measurement. See Note 7.

5. Property, Equipment, and Software

Property, equipment, and software net, consists of the following:

	March 31,	December 31,
	2023	2022
Software and computer equipment	$8,680	$8,326
Furniture, office equipment, and other	2,115	2,118
Internally developed software	19,400	17,128
Leasehold improvements	1,178	1,178
	31,373	28,750
Less: Accumulated depreciation and amortization	(17,646)	(16,510)
Property, equipment, and software, net	$13,727	$12,240

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Depreciation and amortization expense related to property, equipment, and software was $1.2 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment, and consist of the following, as of March 31, 2023:

	Weighted		Accumulated
	Average	Intangible	Amortization	Intangible
	Useful Life	Assets,	And	Assets,
	(in years)	gross	Impairment	Net
Customer relationships	9.0	$69,505	$(17,164)	$52,341
Acquired technology	5.0	36,041	(17,486)	18,555
Trademarks and tradenames	10.0	23,443	(5,038)	18,405
Non-compete agreements	3.0	616	(419)	197
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,734	(2,439)	7,295
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$144,699	$(42,946)	$101,753

Intangible assets consist of the following as of December 31, 2022:

	Weighted
	Average	Intangible		Intangible
	Useful Life	Assets,	Accumulated	Assets,
	(in years)	gross	Amortization	Net
Customer relationships	9.0	$69,730	$(15,079)	$54,651
Acquired technology	5.0	37,932	(16,468)	21,464
Trademarks and tradenames	10.0	25,071	(5,724)	19,347
Non-compete agreements	3.0	619	(407)	212
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,734	(2,113)	7,621
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$148,446	$(40,191)	$108,255

The aggregate amortization expense related to intangibles was $4.9 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively.

During the first quarter of 2023, the Company recorded impairment charges of $2.0 million, primarily related to acquired technology, trademarks and tradenames, and customer relationships for an asset group within its Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the consolidated statements of operations and comprehensive loss.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the three months ended March 31, 2023:

Goodwill
Balance as of December 31, 2022	$244,697
Acquisitions	2,421
Balance as of March 31, 2023	$247,118

7. Debt

At March 31, 2023, debt comprised of the following:

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$425,000	$—	$(7,947)	$417,053
Advance funding arrangement	9,255	(408)	—	8,847
Term loan facility, due 2029	9,651	—	—	9,651
Other notes	300	(76)	—	224
	$444,206	$(484)	$(7,947)	$435,775

Convertible Senior Notes

Interest expense recognized related to the 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) was approximately $1.4 million for each of the three months ended March 31, 2023 and 2022, and comprised of contractual interest expense and amortization of debt issuance costs.

In April 2023, the Company issued $333 million aggregate principal amount of 6.75% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) in a private placement transaction. Porch used a portion of the net proceeds from the 2028 Notes offering to repurchase $200 million of the 2026 Notes and to fund the repayment of $9.7 million outstanding under HOA’s term loan facility, in each case plus accrued and unpaid interest thereon and related fees and expenses. See Note 16 for additional information.

Advance Funding Arrangement

For certain home warranty contracts, the Company participates in a financing arrangement with third-party financers that provide the Company with contract premium upfront, less a financing fee. Third-party financers collect installment payments from the warranty contract customer which satisfy the Company’s repayment obligation over a portion of the contract term. We remain obligated to repay the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount received by the Company. As part of the arrangement, the Company pays financing fees, which are collected by the third-party financers upfront, and are initially recognized as a debt discount. Financing fees are amortized as interest expense under the effective interest method. The implied interest rate varies per contract and is generally approximately 14% of total funding received. Interest expense recognized related to advance funding arrangement was $0.5 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

Term Loan Facility

As of March 31, 2023, the Company has borrowed $9.7 million on the HOA term loan facility. In April 2023, the term loan facility was repaid in full by using a portion of the 2028 Notes offering proceeds. See Note 16 for additional information.

8. Equity and Warrants

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes the Company’s fully diluted capital structure:

March 31,
2023
Issued and outstanding common shares	94,968,032
Earnout shares	2,050,000
Total common shares issued and outstanding	97,018,032
Common shares reserved for future issuance:
Private warrants	1,795,700
Stock options (Note 9)	3,735,134
Restricted and performance stock units and awards (Note 9)	6,216,509
2020 Equity Plan pool reserved for future issuance (Note 9)	11,325,306
Convertible senior notes, due 2026(1)	16,998,130
Contingently issuable shares in connection with acquisitions(2)	13,957,569
Total shares of common stock outstanding and reserved for future issuance	151,046,380
(1)	In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table.

(2)	In connection with the acquisitions of Floify and HOA, the Company provided an obligation to issue certain amount of common stock to the extent specified market conditions are met in the future. Contingently issuable shares are calculated in accordance with the purchase agreement, assuming they would be issuable if the end of the reporting periods were the end of the contingency period.

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

During the first quarter of 2023, the Company repurchased and canceled 1,396,158 shares with the total cost of $3.1 million (including commissions). The cost paid to repurchase shares in excess of the par value is charged to accumulated deficit in the unaudited condensed consolidated balance sheet as of March 31, 2023.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The Company’s repurchase of $200 million of the 2026 Notes as described in Note 7 was done under separate authorization and not part of $15 million share repurchase program.

Warrants

There was no activity related to public and private warrants during the three months ended March 31, 2023.

		Number of
	Number of	Common
	Warrants	Shares Issued
Balances as of December 31, 2022	1,795,700	11,521,412
Exercised	—	—
Canceled	—	—
Balances as of March 31, 2023	1,795,700	11,521,412

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

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 is $6.9 and $5.9 million, respectively.

Detail related to stock option, RSU and PRSU activity for the three months ended March 31, 2023, is as follows:

			Number of
		Number of	Performance
	Number of	Restricted	Restricted
	Options	Stock Units	Stock Awards
Balances as of December 31, 2022	3,862,918	5,309,241	920,924
Granted	—	123,292	301,598
Vested	—	(295,414)	—
Exercised	(4,519)	—	—
Forfeited, canceled or expired	(123,265)	(143,132)	—
Balances as of March 31, 2023	3,735,134	4,993,987	1,222,522

10. Reinsurance

2023 Program:

The Company’s third-party quota share reinsurance program is split into three separate placements to maximize coverage and cost efficiency. The 2023 Coastal Program covers the Company’s business in certain Texas coastal regions and the Houston metropolitan area and is placed at 42.05% of subject property and casualty losses (“P&C losses”), as well as all business in South Carolina which is placed at 7.3% of P&C losses. The 2023 Core Program, which covers the portion of the Company’s business not in the Coastal Program, is placed at 49.5% of P&C losses of the Company’s remaining business in Texas and 48.0% of P&C losses of the Company’s business in other states. In addition, the Combined Program covers all the Company’s business and is placed at 5% of P&C losses. All programs are effective for

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

the period January 1, 2023 through December 31, 2023 or March 31, 2024, and are subject to certain limits and exclusions, which vary by participating reinsurer.

Property catastrophe excess of loss treaties which were in effect through March 31, 2023, developed over five layers and limited the Company’s net retention to $4 million per occurrence and provided coverage up to a net loss of $440 million. The Company also places reinstatement premium protection to cover any reinstatement premiums due on the first three layers.

The effects of reinsurance on premiums written and earned for the three months ended March 31, 2023, and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
	Written	Earned	Written	Earned
Direct premiums	$96,873	$114,824	$87,123	$84,318
Ceded premiums	2,266	(74,674)	(60,636)	(71,727)
Net premiums	$99,139	$40,150	$26,487	$12,591

The Company’s 2023 third-party quota share program was placed at a reduced ceding percentage as compared to the 2022 program, which resulted in a portfolio transfer and less ceded written premiums in the three months ended March 31, 2023.

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three months ended March 31, 2023, and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Direct losses and LAE	$90,015	$68,221
Ceded losses and LAE	(47,156)	(54,946)
Net losses and LAE	$42,859	$13,275

The detail of reinsurance balances due is as follows:

	March 31, 2023	December 31, 2022
Ceded unearned premium	$169,360	$203,157
Losses and LAE reserve	74,043	76,999
Reinsurance recoverable	49,281	18,765
Other	91	139
Reinsurance balance due	$292,775	$299,060

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

11. Unpaid Losses and Loss Adjustment Reserve

The following table provides the roll forward of the beginning and ending reserve balances for unpaid losses and LAE, gross of reinsurance for the three months ended March 31, 2023:

2023
Reserve for unpaid losses and LAE, at December 31, 2022	$100,632
Reinsurance recoverables on losses and LAE	(76,999)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2022	23,633
Add provisions (reductions) for losses and LAE occurring in:
Current year	43,464
Prior years	(605)
Net incurred losses and LAE during the current year	42,859
Deduct payments for losses and LAE occurring in:
Current year	(14,015)
Prior years	(10,993)
Net claim and LAE payments during the current year	(25,008)
Reserve for losses and LAE, net of reinsurance recoverables, at end of period	41,484
Reinsurance recoverables on losses and LAE	74,043
Reserve for unpaid losses and LAE at March 31, 2023	115,527

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in a decrease of $0.6 million for the three months ended March 31, 2023.

12. Commitments and Contingencies

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

Cases under Telephone Consumer Protection Act

Porch and/or an acquired entity, GoSmith.com, are party to twelve legal proceedings alleging violations of the automated calling and/or Do Not Call restrictions of the Telephone Consumer Protection Act of 1991. Some of these actions allege related state law claims. The proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and was appealed to the Ninth Circuit Court of Appeals. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. The remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides.  Plaintiffs filed a motion for leave to file a second amended complaint, which is currently pending.  Once this motion is resolved, the court is expected to set a brief schedule on Defendants’ forthcoming motion to dismiss. The case is otherwise stayed pending resolution of Defendants’

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

motion. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs.

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

Kandela, LLC v Porch.com, Inc.

In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants sought to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also sought punitive damages, attorney’s fees and costs. Certain claimants settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims occurred in March 2022. In July 2022, the Arbitrator issued his Final Award finding no merit to any of the claims asserted by claimant Kandela, LLC and determined Porch to be the prevailing party on all counts. The Arbitrator also awarded Porch and its insurers legal fees and costs in the amount of $1.4 million as the prevailing party and, if recovered in full, a significant portion of which would be expected to be allocable to its corporate insurance providers. On October 12, 2022, the Los Angeles Superior Court confirmed the Arbitration Award and entered Judgment in Porch’s favor. Kandela has failed to pay the judgment in Porch’s favor. Kandela filed a Notice of Appeal as to the Judgment on December 9, 2022. On January 18, 2023, Porch filed a Fraudulent Conveyance Action against Kandela and its members for wrongfully distributing assets that could have satisfied the judgement. On March 1, 2023, Kandela filed for protection under Chapter 7 of the Bankruptcy Code. As a result, Kandela’s appellate action was automatically stayed. At this time, Porch’s Fraudulent Conveyance Action has also been stayed as to all defendants. Porch intends to take all necessary steps so that the Fraudulent Conveyance Action can proceed against the Kandela members who Porch believes received the fraudulently transferred assets that could be used to satisfy the Judgment.

Putative Wage and Hours Class Action Proceeding

A former employee of HireAHelper™ filed a complaint in San Diego County Superior Court in November 2020, asserting putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. HireAHelper™ was served with the complaint in December 2020 and on January 28, 2021, defendants removed the case to the United States District Court for the Southern District of California. The plaintiff seeks to represent all current and former non-exempt employees of HireAHelper™ and Porch (prior to the December 23, 2020 merger) and Porch’s other affiliated companies in the State of California during the relevant time period. Plaintiffs sought damages for unpaid wages, liquidated damages, penalties, attorneys’ fees and costs. The parties recently attended mediation, which was successful, and a deal was reached. The parties have executed the long form settlement agreement and obtained final approval of the settlement from the court on August 11, 2022. Porch paid the individual settlement in September 2022, and Plaintiff’s individual claims were dismissed and released. Porch also funded the class action settlement in September 2022 and the settlement payments to the class were distributed in October 2022. The settlement is final, and the settlement checks expired in March 2023. The final step in the process will be distribution of the funds from the uncashed settlement checks and Court approval of same.

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

13. Business Combinations

March 17, 2023 Acquisitions of the Florida and California Operations of Residential Warranty Services (“RWS”)

On April 1, 2022, the Company entered into a stock and membership interest purchase agreement with Residential Warranty Services (“RWS”) to acquire its home warranty and inspection software and services businesses. On that date, the Company completed the acquisition of substantially all of RWS’ operations except for those in Florida and California, which were subject to certain regulatory and other approvals.

The acquisitions of the Florida and California operations were closed on March 17, 2023. The Company paid approximately $2.1 million in cash to acquire $0.2 million of cash and current assets, and $0.2 million of customer relationships with an estimated useful life of 3 years. The estimated value of the customer relationships intangible asset was calculated using the income approach.

The aggregate transaction costs of $0.1 million primarily comprised of legal and due diligence fees, and are included in general and administrative expenses on the condensed consolidated statements of operations. The results of operations for each acquisition are included in the Company’s consolidated financial statements from the date of acquisition onwards.

14. Segment Information

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

The following table provides the Company’s revenue by segment:

	Three Months Ended March 31,
	2023	2022
Segment revenues:
Vertical Software	$28,627	$34,404
Insurance	58,742	29,163
Total segment revenue	$87,369	$63,567

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

The following tables provide financial information for the two reportable segments and reconciliations to consolidated financial information for the periods presented:

	Three Months Ended March 31,
	2023	2022
Segment adjusted EBITDA (loss):
Vertical Software	$(396)	$2,884
Insurance	(7,185)	216
Corporate and Other	(14,301)	(13,527)
Total segment adjusted EBITDA (loss)	(21,882)	(10,427)
Reconciling items:
Depreciation and amortization	(6,015)	(6,483)
Non-cash stock-based compensation expense	(6,894)	(5,854)
Acquisition and other transaction costs	(1,112)	(895)
Impairment loss on intangible assets and goodwill	(2,021)	—
Non-cash losses and impairment of property, equipment and software	—	(69)
Revaluation of contingent consideration	154	(3,205)
Investment income and realized gains	(758)	(197)
Non-cash bonus expense	—	(1,526)
Operating loss	$(38,528)	$(28,656)

The CODM does not review assets on a segment basis.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

All of the Company’s revenue is generated in the United States, except for an immaterial amount. As of March 31, 2023, and December 31, 2022, the Company did not have material assets located outside of the United States.

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

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss used to compute net loss per share - basic and diluted:	$(38,740)	$(9,285)

Denominator:
Weighted average shares outstanding used to compute loss per share - basic and diluted:	95,209,819	96,074,527

Loss per share - basic and diluted	$(0.41)	$(0.10)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	Three Months Ended March 31,
	2023	2022
Stock options	3,735,134	4,569,743
Restricted stock units and awards	4,993,987	4,188,802
Performance restricted stock units	1,222,522	37,184
Public and private warrants	1,795,700	1,795,700
Earnout shares	2,050,000	2,050,000
Convertible debt(1)	16,998,130	16,998,130
Contingently issuable shares in connection with acquisitions(2)	13,957,569	2,792,457

(1) In connection with the September 16, 2021 issuance of the 2026 Notes, the Company used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to the Company’s common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing the conversion price for the Company from $25 per share to approximately $37.74 per share, which would result in 11,261,261 potentially dilutive shares instead of the shares reported in this table as of March 31, 2023.

PORCH GROUP, INC.

Notes to Condensed Consolidated Statements - Continued

(all numbers in thousands, except share amounts and unless otherwise stated, unaudited)

(2) In connection with the acquisitions of Floify and HOA, the Company provided an obligation to issue a certain amount of common stock to the extent specified market conditions are met in the future. Contingently issuable shares are calculated in accordance with the purchase agreement, assuming they would be issuable if the end of the reporting periods were the end of the contingency period.

16. Subsequent Events

On April 20, 2023, the Company issued $333 million aggregate principal amount of 6.75% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) in a private placement transaction. Porch used a portion of the net proceeds from the 2028 Notes offering to repurchase $200 million of its 2026 Notes and to fund the repayment of $9.7 million outstanding under HOA’s term loan facility, in each case plus accrued and unpaid interest thereon and related fees and expenses.

The 2028 Notes are convertible into cash, shares of common stock of the Company, or a combination of cash and shares of common stock at Porch’s election at an initial conversion rate of 39.9956 shares of common stock per $1,000 principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.

The 2028 Notes are senior secured obligations of the Company, accrue interest at a rate of 6.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2023, and were initially issued at 95% of par value. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions.

Currently, an estimate of the impact of this transaction on the consolidated balance sheets and statements of operations cannot be made.

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

These forward-looking statements are based upon estimates and assumptions that, while considered reasonable by the Company and its management at the time they are made, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: (1) our expansion plans and opportunities, and managing our growth, to build a consumer brand; (2) the incidence, frequency and severity of weather events, extensive wildfires, and other catastrophe; (3) economic conditions, especially those affecting the housing and financial markets; (4) our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability; (5) existing and developing federal and state laws and regulations, including with respect to insurance, warranty, privacy, information security, data protection and taxation, and our interpretation of and compliance with such laws and regulations; (6) our reinsurance program, which includes the use of a captive reinsurer, the success of which is dependent on a number of factors outside our control, along with our reliance on reinsurance to protect us against loss; (7) uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses or strategic initiatives, including the reciprocal restructuring, and other matters within the purview of insurance regulators; (8) our reliance on strategic, proprietary relationships to provide us with access to personal data and product information, and our ability to use such data and information to increase our transaction volume and attract and retain customers; (9) our ability to develop new, or enhance existing, products, services, and features and bring them to market in a timely manner; (10) changes in capital requirements, and our ability to access capital when needed to provide statutory surplus; (11) the increased costs and initiatives required to address new legal and regulatory requirements arising from developments related to cybersecurity, privacy and data governance and the increased costs and initiatives to protect against data breaches, cyber-attacks, virus or malware attacks, or other infiltrations or incidents affecting system integrity, availability and performance; (12) retaining and attracting skilled and experienced employees; (13) costs related to being a public company; and (14) other risks and uncertainties discussed in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended December 31, 2022.

Additionally, the unaudited condensed consolidated interim financial statements for the three months ended March 31, 2022 have been revised to correct prior period errors as discussed in Note 20 “Quarterly Financial Data (Unaudited) Restatement of Previously Issued Financial Statements” to the consolidated financial statements included in Part II, Item 8 of Annual Report for the year ended December 31, 2022. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

Business Overview

Porch Group, Inc. (“Porch Group”, “Porch” or the “Company”), the vertical software platform, is a values-driven company whose mission is to simplify the home with insurance at the center. Porch Group provides software and services to approximately 30,600 home service providers including home inspectors, mortgage brokers, title companies and moving companies. Porch Group simplifies the home closing process and the move, by providing high-value services including homeowners insurance and warranty, and ongoing support with our app which saves consumers time and helps them make better decisions. To achieve this, Porch Group hires and retains great people, invests in the right opportunities, and leverages our unique capabilities such as early and privileged access to homebuyers and deep insight into properties.

Porch Group makes the moving process easier for homebuyers by helping them save time and make better decisions about critical services, including insurance, warranty, moving, security, TV/Internet, home repair and improvement. The Company provides home and personal property insurance policies through its own underwriting operations in 22 states and across the U.S. with its wholly-owned insurance agency.

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

The following table summarizes Average Companies in Quarter and Average Revenue per Account per Month in Quarter for each of the quarterly periods indicated:

	2022	2022	2022	2022	2023
	Q1	Q2	Q3	Q4	Q1
Average Companies in Quarter	25,545	28,773	30,951	30,860	30,618
Average Revenue per Account per Month in Quarter	$829	$822	$833	$693	$951

●	Monetized Services in Quarter — Porch connects consumers with home services companies nationwide and offers a full range of products and services where homeowners can, among other things: (1) compare and buy home insurance policies (along with auto, flood and umbrella policies) and warranties with competitive rates and coverage; (2) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (3) discover and install home automation and security systems; (4) compare internet and television options for their new home; (5) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (6) compare bids from home improvement professionals who can complete bigger jobs. The Company tracks the number of monetized services performed through its platform each quarter and the revenue generated per service performed in order to measure market penetration with homebuyers and homeowners and the Company’s ability to deliver high-revenue services within those groups. Monetized Services in Quarter is defined as the total number of unique services from which the Company generated revenue, including, but not limited to, new and renewing insurance and warranty customers, completed moving jobs, security installations, TV/Internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service in Quarter — Management believes that shifting the mix of services delivered to homebuyers and homeowners toward higher revenue services is an important component of Porch’s growth strategy. Average Revenue per Monetized Services in Quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in Quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

The following table summarizes our monetized services and average revenue per monetized service for each of the quarterly periods indicated:

	2022	2022	2022	2022	2023
	Q1	Q2	Q3	Q4	Q1
Monetized Services in Quarter	263,183	333,596	318,452	212,992	214,097
Average Revenue per Monetized Service in Quarter	$175	$158	$185	$219	$328

In the second quarter of 2022, the Company completed the acquisition of RWS.

Recent Developments

Share Repurchases

In October 2022, the Company’s Board of Directors approved a share repurchase program authorizing management to repurchase up to $15 million in the Company’s common stock and/or convertible notes. Repurchases under this program may be made from time to time on the open market between November 10, 2022 and June 30, 2023, at prevailing market prices. During the first quarter of 2023, the Company repurchased 1,396,158 shares with the total cost of $3.1 million (including commissions).

Reciprocal Exchange

On March 20, 2023, Homeowners of America filed an application to form and license a Texas reciprocal exchange (the “Reciprocal”) with the Texas Department of Insurance (“TDI”). If approved by the TDI, the insurance underwriting business of Porch will be conducted through the Reciprocal. A Porch subsidiary would serve as the operator (or “attorney-in-fact”) for the Reciprocal. In that role it would perform underwriting, claims and management services for the Reciprocal and receive a management fee calculated as a percentage of its premiums. EIG and HOA’s managing general agent would act as general agents for the Reciprocal and HOAIC and receive fees and commissions. There can be no assurance that the Reciprocal will receive regulatory approval, and if obtained, that the approval would be based on terms as proposed or subject to additional requirements that may not be acceptable to the Company.

Key Factors Affecting Operating Results

The Company has been implementing its strategy as a vertical software platform for the home, by providing software and services to approximately 30,600 pre-and-post move home service providers including inspectors, real estate, title and mortgage companies. The Company’s Insurance segment continues to grow in scale, through both policy count, and geographic expansion. The following are key factors affecting the Company’s operating results in the three months ended March 31, 2023:

●	The U.S. housing market continues to see impacts from higher interest rates, existing home inventory tightening, and affordability challenges, impacting the Vertical Software segment. For the quarter ended March 31, 2023, existing home sales have declined over 26% year over year.
●	In March 2023, the Company completed the acquisitions of the Florida and California operations of Residential Warranty Services (“RWS”).
●	In March 2023, Porch filed an application for a Reciprocal Exchange with the Texas Department of Insurance.
●	The Company continued its insurance strategic initiatives by moving to 50% reinsurance ceding and not renewing certain higher risk policies.
●	In February 2023, the Company successfully launched Porch Warranty offering, with 80% of our new home warranty contracts now written under our own brand.
●	The Company continues to develop its software for customers including, the expansion of its suite of solutions for customers and partners at Floify, rolled out a new module version within Rynoh, and launched a new version of report writer for inspectors as part of our home inspection solution.
●	Our moving business launched a ‘Fixed Price’ product which makes the moving journey simpler for moving companies and consumers.
●	The Company has rolled out its app to all eligible ISN companies, with the recall check monitoring being popular with consumers.

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

Components of Results of Operations

Total Revenue

The Company generates revenue in the following ways:

●	Insurance revenue in the form of insurance and warranty premiums, policy fees, commissions from reinsurers and other insurance-related fees generated through its owned insurance carrier, as well as commissions from third-party insurance carriers where Porch acts as an independent agent;
●	Software and service subscription revenue generated from fees paid by companies for access to Porch’s software and provision of services;
●	Move and post-moved related transaction revenue – Move-related revenue through fees received for connecting homeowners to service providers during time of a move including movers, TV/Internet, warranty, and security monitoring providers; and post-move related revenue in the form of fees earned from introducing homeowners to home service professionals including handymen, plumbers, electricians, roofers, etc.

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

The categories of operating expenses except impairment loss on intangible assets and goodwill, include both cash expenses and non-cash charges, such as stock-based compensation, depreciation and amortization. Depreciation and amortization are recorded in all operating expense categories, and consist of depreciation from property, equipment and software and intangible assets.

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

Selling and marketing costs are classified as either fixed or variable. Fixed selling and marketing costs primarily consist of compensation of sales management, professional fees and software costs that do not vary with sales volumes. Variable selling and marketing costs consist of DAC amortized to expense reduced by ceding commissions paid by reinsurance companies, third-party leads, affiliates and partner leads, paid search engine optimization and marketing, advertising costs and compensation for individuals in certain sales and marketing departments that vary with sales volumes.

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

Impairment loss on intangible assets and goodwill results from circumstances when the fair value of a reporting unit or asset group is less than its carrying amount. Goodwill and indefinite-lived intangible assets are subject to annual impairment assessments. All intangible assets and goodwill are also subject to impairment assessments whenever facts and circumstances indicate that these assets may be impaired. See Impairment of Long-Lived Assets section of Critical Accounting Policies and Estimates for the description of methods used to determine these impairment losses.

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

At least quarterly, the Company evaluates estimates and assumptions and makes changes accordingly. For information on the Company’s significant accounting policies, see Note 1 (Description of Business and Summary of Significant Accounting Policies) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

During the three months ended March 31, 2023, we identified various qualitative factors with respect to long-lived assets and goodwill in the Company’s reporting units that collectively indicated that the Company had triggering events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries.

Impairment of Long-Lived Assets

During the first quarter of 2023, management identified various qualitative factors that collectively indicated that the Company had trigger events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. The Company used an income approach to determine that the estimated fair value of a certain asset group was less than its carrying value, which resulted in impairment charges of $2.0 million, primarily related to acquired technology, trademarks and tradenames, and customer relationships for certain businesses within its Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the consolidated statements of operations.

Impairment of Goodwill

During the first quarter of 2023, management identified various qualitative factors that collectively, indicated that the Company had triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. The Company performed a valuation of both the Vertical Software and Insurance reporting units using a combination of market and income approaches based on peer performance and discounted cash flow or dividend discount model methodologies. The results of the quantitative impairment assessment indicated that the estimated fair values of the reporting units exceeded their carrying values. As such, the Company determined that the goodwill allocated to its reporting units was not impaired as of March 31, 2023.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of income and market valuation approaches using publicly traded company multiples in similar businesses. Such fair value measurements are based predominately on Level 3 inputs. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 14% to 20%.

As of March 31, 2023, the fair value of our Vertical Software reporting unit exceeded its carrying value by less than 5%, and the fair value of our Insurance reporting unit exceeded its carrying value by less than 10%. As a result, the Company’s goodwill balance is at risk of future impairment. The Company monitors its reporting units at risk of impairment for interim impairment indicators, and believes that the estimates and assumptions used in the calculations are reasonable as of March 31, 2023. The Company also reconciles the fair value of its reporting units to the Company’s market capitalization. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic environment in the housing and real estate or insurance industries, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods.

There were no other changes to the critical accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company’s historical operating results for the periods indicated:

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change

	(dollar amounts in thousands)
Revenue	$87,369	$63,567	$23,802	37%
Operating expenses:
Cost of revenue	51,275	25,216	26,059	103%
Selling and marketing	32,585	26,077	6,508	25%
Product and technology	13,950	14,231	(281)	(2)%
General and administrative	26,066	26,699	(633)	(2)%
Impairment loss on intangible assets and goodwill	2,021	—	2,021	NM
Total operating expenses	125,897	92,223	33,674	37%
Operating loss	(38,528)	(28,656)	(9,872)	34%
Other income (expense):
Interest expense	(2,188)	(2,427)	239	(10)%
Change in fair value of earnout liability	—	11,179	(11,179)	NM
Change in fair value of private warrant liability	345	10,189	(9,844)	NM
Investment income and realized gains, net of investment expenses	758	197	561	285%
Other income (expense), net	762	56	706	1,261%
Total other income (expense)	(323)	19,194	(19,517)	NM
Loss before income taxes	(38,851)	(9,462)	(29,389)	311%
Income tax benefit	111	177	(66)	NM
Net loss	$(38,740)	$(9,285)	$(29,455)	317%

NM = Not Meaningful

Revenue

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

Total revenue increased by $23.8 million, or 37%, from $63.6 million in the three months ended March 31, 2022 to $87.4 million in the same period in 2023. Revenue in the Company’s Insurance segment grew by $29.6 million, driven by higher warranty sales and insurance renewals, and increases in per-policy premiums and lower reinsurance ceding.

This was partially offset by lower revenue in our Vertical Software segment due to a 26% reduction in year-over-year industry home sales.

Cost of Revenue

Three months ended March 31, 2023, compared to three months ended March 31, 2022:

Cost of revenue increased by $26.1 million, or 103%, from $25.2 million in the three months ended March 31, 2022 to $51.3 million in the same period in 2023. The increase in the cost of revenue was primarily attributable to increased claims costs due to the strategic reduction in reinsurance ceding and the 2022 acquisition of RWS warranty business, both in the Insurance Segment. As a percentage of revenue, cost of revenue represented 59% of revenue in the three months ended March 31, 2023 compared with 40% in the same period in 2022.

Selling and marketing

Three months ended March 31, 2023, compared to three months ended March 31, 2022:

Selling and marketing expenses increased by $6.5 million, or 25%, from $26.1 million in the three months ended March 31, 2022 to $32.6 million in the same period in 2023. The increase is due to higher costs in the Insurance segment’s variable selling and marketing costs, primarily policy acquisition and marketing expenses. As a percentage of revenue, selling and marketing expenses represented 37% of revenue in the three months ended March 31, 2023 compared with 41% in the same period in 2022.

Product and technology

Three months ended March 31, 2023, compared to three months ended March 31, 2022:

Product and technology expenses decreased by $0.3 million, or 2%, from $14.2 million in three months ended March 31, 2022 to $14.0 million in the same period in 2023. The decrease is mainly due to lower depreciation and amortization expense in the three months ended March 31, 2023. As a percentage of revenue, product and technology expenses represented 16% of revenue in the three months ended March 31, 2023 compared with 22% in the same period in 2022.

General and administrative

Three months ended March 31, 2023, compared to three months ended March 31, 2022:

General and administrative expenses decreased by $0.6 million, or 2%, from $26.7 million in three months ended March 31, 2022 to $26.1 million in the same period in 2023, primarily due to a gain on revaluation of contingent consideration during the three months ended March 31, 2023, as opposed to a loss in the same period in 2022, which contributed $3.4 million to the overall decrease. This was partially offset by higher professional fees and additional investment in corporate resources and systems.

As a percentage of revenue, general and administrative expenses represented 30% of revenue in the three months ended March 31, 2023 compared with 42% in the same period in 2022.

Impairment loss on intangible assets and goodwill

Three months ended March 31, 2023, compared to three months ended March 31, 2022:

In the three months ended March 31, 2023, the Company recorded impairment losses on intangible assets related to a $2.0 million intangible asset impairment at its Vertical Software segment. These impairment charges reflect recent continued inflationary pressures and a deterioration of the macroeconomic environment in the housing and real estate industry. There were no impairment losses on intangible assets and goodwill in the same period in 2022.

Interest expense, net

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

Interest expense decreased by $0.2 million, or 10%, from $2.4 million in three months ended March 31, 2022 to $2.2 million in the same period in 2023. The decrease is mainly due to lower interest related to advance funding arrangement during the three months ended March 31, 2023.

Change in fair value of earnout liability

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

Changes in fair value of earnout liability were less than $0.1 million (gain) and $11.2 million (gain) in the three months ended March 31, 2023 and 2022, respectively. The decrease in fair value was primarily due to the decline in the stock price at March 31, 2023 as compared to March 31, 2022.

Change in fair value of private warrant liability

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

Changes in fair value of private warrant liability were $0.3 million (gain) and $10.2 million (gain) in the three months ended March 31, 2023 and 2022, respectively. The decrease in fair value was primarily due to the decline in the stock price at March 31, 2023 as compared to March 31, 2022.

Investment income and realized gains, net of investment expenses

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

Investment income and realized gains, net of investment expenses was $0.8 million and $0.2 million in the three months ended March 31, 2023 and 2022, respectively. Total investments balance was $93.1 million at March 31, 2023 and $65.3 million at March 31, 2022 and this higher investment balance was the primary reason for the increased investment income.

Income tax benefit

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

Income tax benefit of $0.1 million and $0.2 million was recognized for the three months ended March 31, 2023 and 2022, respectively. The difference between the Company’s effective tax rates for the 2022 and 2023 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to the Company’s net deferred tax assets.

Segment Results of Operations

The Company operates the business as two reportable segments that are also operating segments: Vertical Software and Insurance. For additional information about these segments, see Note 14 (Segment Information) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Segment Revenue

	Three Months Ended March 31, 2023
	Vertical Software Segment	Insurance Segment	Total
Revenue:
Software and service subscriptions	$16,809	$—	$16,809
Move-related transactions (excluding insurance)	7,769	—	7,769
Post-move transactions	4,049	—	4,049
Insurance	—	58,742	58,742
Total revenue	$28,627	$58,742	$87,369

	Three Months Ended March 31, 2022
	Vertical Software Segment	Insurance Segment	Total
Revenue:
Software and service subscriptions	$17,681	$—	$17,681
Move-related transactions	12,193	—	12,193
Post-move transactions	4,530	—	4,530
Insurance	—	29,163	29,163
Total revenue	$34,404	$29,163	$63,567

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

For the three months ended March 31, 2023, Vertical Software segment revenue was $28.6 million or 33% of total revenue for the same period. For the three months ended March 31, 2022, Vertical Software segment revenue was $34.4 million or 54% of total revenue for the same period. The decrease in revenue in 2023 is primarily driven by a 26% reduction in year-over-year industry home sales.

Insurance segment revenue was $58.7 million or 67.2% of total revenue for the three months ended March 31, 2023. Insurance segment revenue was $29.2 million or 46.0% of total revenue for the three months ended March 31, 2022. The revenue increase of $29.6 million or 101% is mainly driven by higher warranty sales and insurance renewals, increases in per-policy premiums and lower reinsurance ceding.

Segment Adjusted EBITDA (Loss)

Segment Adjusted EBITDA (loss) is defined as revenue less operating expenses associated with the segments. Segment Adjusted EBITDA (loss) also excludes non-cash items, certain transactions that are not indicative of ongoing segment operating and financial performance and are not reflective of the Company’s core operations. See Note 14 (Segment Information) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for reconciliations to GAAP consolidated financial information for the periods presented.

	Three Months Ended March 31,
	2023	2022
Segment adjusted EBITDA (loss):
Vertical Software	$(396)	$2,884
Insurance	(7,185)	216
Corporate and Other(1)	(14,301)	(13,527)
Total segment adjusted EBITDA (loss)(2)	$(21,882)	$(10,427)

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

The Company defines Adjusted EBITDA (loss) as net income (loss) adjusted for interest expense, net, income taxes, other expenses, net, depreciation and amortization, impairment loss on intangible assets and goodwill, non-cash losses and impairment of property, equipment and software, stock-based compensation expense and acquisition-related impacts, amortization of intangible assets, gains (losses) recognized on changes in the value of contingent consideration arrangements, gain or loss on divestures and certain transaction costs. Adjusted EBITDA (loss) as a percent of revenue is defined as Adjusted EBITDA (loss) divided by GAAP total revenue. Average revenue per monetized services in quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating average revenue per monetized service in a quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

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

Revenue Less Cost of Revenue

The following table reconciles revenue less cost of revenue to operating loss for the three months ended March 31, 2023 and 2022, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$87,369	$63,567
Less: Cost of revenue	(51,275)	(25,216)
Revenue less cost of revenue	36,094	38,351
Less: Selling and marketing costs	32,585	26,077
Less: Product and technology costs	13,950	14,231
Less: General and administrative costs	26,066	26,699
Less: Impairment loss on intangible assets and goodwill	2,021	—
Total operating expenses	$125,897	$92,223
Operating loss	$(38,528)	$(28,656)

Three months ended March 31, 2023 compared to three months ended March 31, 2022:

Revenue less cost of revenue decreased by $2.3 million, or 5.9% from $38.4 million in the three months ended March 31, 2022 to $36.1 million in the three months ended March 31, 2023. The decreased revenue less cost of revenue in 2023 is primarily driven by higher claims costs in our Insurance segment.

Adjusted EBITDA (loss)

The following table reconciles net loss to Adjusted EBITDA (loss) for the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(38,740)	$(9,285)
Interest expense	2,188	2,427
Income tax benefit	(111)	(177)
Depreciation and amortization	6,015	6,483
Other income, net	(762)	(56)
Impairment loss on intangible assets and goodwill	2,021	—
Non-cash losses and impairment of property, equipment and software	—	69
Non-cash stock-based compensation expense	6,894	5,854
Revaluation of contingent consideration	(154)	3,205
Revaluation of earnout liability	—	(11,179)
Revaluation of private warrant liability	(345)	(10,189)
Acquisition and other transaction costs	1,112	895
Non-cash bonus expense	—	1,526
Adjusted EBITDA (loss)	$(21,882)	$(10,427)
Adjusted EBITDA (loss) as a percentage of revenue	(25)%	(16)%

Adjusted EBITDA (loss) for the three months ended March 31, 2023 was $21.9 million, a $11.5 million decline from Adjusted EBITDA of $10.4 million for the same period in 2022. During 2022, the Company acquired RWS for an aggregate purchase price of $38.8 million. The decline in Adjusted EBITDA (loss) in 2023 is primarily driven by lower ceding and higher losses at HOA within the Insurance segment and the macro housing environment affecting the Vertical Software segment, primarily the moving business. Continued investments in sales and marketing and investments in establishing and maintaining the requirements of the Sarbanes-Oxley Act (“SOX”) and other internal controls across IT and accounting organizations further impacted the decline in Adjusted EBITDA (loss).

Liquidity and Capital Resources

Since inception, as a private company, the Company has financed its operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from the senior secured term loans. On December 23, 2020, the Company received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transaction costs, as it began trading publicly. During 2021, the Company completed a private offering of $425 million aggregate principal amounts of convertible debt maturing in 2026 (the “2026 Notes”), and raised $126.7 million and $4.3 million from exercise of public warrants and stock options, respectively. Also during 2022, the Company drew $10.0 million on HOA’s term loan facility.

In 2023 and 2022, the Company participated in an advance funding arrangement with third-party financers that provide the Company with contract premiums upfront for certain home warranty contracts. We remain obligated to repay these premiums to the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount received by the Company. As of March 31, 2023 and December 31, 2022, the principal balance of this advance funding arrangement is $9.3 million and $15.7 million. See Note 7 (Debt) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

As of March 31, 2023, the Company had cash and cash equivalents of $179.4 million and $14.8 million of restricted cash, respectively. Restricted cash equivalents as of March 31, 2023 includes $5.2 million held by the Company’s captive insurance company as collateral for the benefit of Homeowners of America (“HOA”), $1.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $6.0 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in seventeen states, and $2.4 million related to acquisition indemnifications.

The Company has incurred net losses since its inception, and has an accumulated deficit at March 31, 2023 and December 31, 2022 totaling $626.9 million and $585.0 million, respectively.

As of March 31, 2023 and December 31, 2022, the Company had $444.2 million and $451.1 million aggregate principal amount outstanding in convertible notes, promissory notes, line of credit, term loan facility and advance funding arrangement, respectively.

In April 2023, the Company issued $333 million aggregate principal amount of 6.75% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) in a private placement transaction. The Company used a portion of the net proceeds from the 2028 Notes offering to repurchase $200 million of the 2026 Notes and to fund the repayment of $9.7 million outstanding under HOA’s term loan facility, in each case plus accrued interest and unpaid interest thereon and related fees and expenses. Porch intends to use the remainder of the net proceeds for general corporate purposes. See Note 16 (Subsequent Events) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Based on the Company’s current operating and growth plan, management believes cash and cash equivalents at March 31, 2023, are sufficient to finance the Company’s operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months. As the Company’s operations evolve and continue its growth strategy, including through acquisitions, the Company may elect or need to obtain alternative sources of capital, and it may finance additional liquidity needs in the future through one or more equity or debt financings. The Company may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to the Company or could be dilutive to its stockholders.

Porch Group, Inc. is a holding company that transacts the majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, the Company’s ability to pay dividends and expenses is largely dependent on dividends or other distributions from its subsidiaries. The Company’s insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of March 31, 2023, these companies held cash and cash equivalents of $72.1 million and investments of $93.1 million.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2022, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk-based capital requirements.

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

The following table provides a summary of cash flow data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Net cash used in operating activities	$(22,031)	$(15,401)	$(6,630)	(43)%
Net cash used in investing activities	(5,147)	(8,077)	2,930	36%
Net cash (used in) provided by financing activities	(7,274)	1,721	(8,995)	(523)%
Change in cash, cash equivalents and restricted cash	$(34,452)	$(21,757)	$(12,695)	(58.3)%

Operating Cash Flows

Net cash used in operating activities was $22.0 million for the three months ended March 31, 2023. Net cash used in operating activities consists of net loss of $38.7 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include impairment loss on intangible assets of $2.0 million, stock-based compensation expense of $6.9 million, depreciation and amortization of $6.0 million, non-cash interest expense of $1.5 million, fair value adjustments to contingent consideration of $0.2 million (gain), and fair value adjustments to private warrant liability of $0.3 million (gain). Net changes in working capital were a use of cash of $0.2 million, primarily due to decreases in deferred revenue and refundable deposits, and increases in prepaid expenses and other current assets and reinsurance balance due, offset by higher losses and loss adjustment expense reserves, other insurance liabilities and accounts receivable.

Net cash used in operating activities was $15.4 million for the three months ended March 31, 2022. Net cash used in operating activities consists of net loss of $9.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $5.9 million, depreciation and amortization of $6.5 million, loss on remeasurement of contingent consideration of $3.2 million, and fair value adjustments to earnout liability and private warrant liability of $11.2 million (gain) and $10.2 million (gain), respectively. Net changes in working capital were a use of cash of $2.7 million, primarily due to increases in prepaid expenses and current assets, offset by higher losses and loss adjustment expense reserves.

Investing Cash Flows

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2023. Net cash used in investing activities is primarily related to acquisitions, net of cash acquired of $2.0 million, purchases of investments of $5.4 million, investments in developing internal-use software of $2.4 million, and purchases of property and equipment of $0.4 million. This was offset by the cash inflows related to maturities and sales of investments of $5.0 million.

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

Financing Cash Flows

Net cash used in financing activities was $7.3 million for the three months ended March 31, 2023. Net cash provided by financing activities is primarily related to repurchases of stock of $5.6 million, repayments of advance funding of $1.3 million, debt repayments of $0.5 million and shares repurchased to pay income tax withholdings upon vesting of RSUs of $0.2 million.

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2022. Net cash provided by financing activities is primarily related to proceeds from advance funding of $5.1 million and proceeds from exercises of stock options of $0.5 million, partially offset by shares repurchased to pay income tax withholdings upon vesting of RSUs of $0.7 million, and repayments of advance funding and debt of $3.2 million.

Off-Balance Sheet Arrangements

Since the date of incorporation, the Company has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

See Note 1 (Description of Business and Summary of Significant Accounting Policies) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information about recent accounting pronouncements, the timing of their adoption, and the assessment, to the extent one has been made, of their potential impact on the Company’s financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in the Company’s financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023, and December 31, 2022, the Company has interest-bearing debt of $444.2 million and $451.1 million, respectively. The Company’s 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) have a principal balance of $425 million as of March 31, 2023, have a fixed coupon rate of 75 basis points, and effective interest rate of 1.3%. As such, interest expense on the 2026 Notes will not change if market interest rates increase. Other debt as of March 31, 2023 totaled $10.0 million and is variable-rate.

A 1% increase in interest rates in the Company’s variable rate indebtedness would result in a nominal change in annual interest expense.

As of March 31, 2023, the Company’s insurance subsidiary has a $93.1 million portfolio of fixed income securities and an unrealized loss of $5.3 million, as described in Note 3 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.

As of March 31, 2023, accounts receivable and reinsurance balances due were $23.6 million and $292.8 million, respectively, were not interest-bearing assets and are generally collected in less than 180 days. As such, the Company does not consider these assets to have material interest rate risk.

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

Foreign Currency Risk

There was no material foreign currency risk for the three months ended March 31, 2023. The Company’s activities to date have been conducted primarily in the United States.

Other Risks

We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of March 31, 2023 due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 16, 2023.

Remediation Plan

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

These remediation measures may be time-consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness. The Company plans to continue to assess internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters as they are identified.

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

During 2023, the Company continued to take action on initiatives to improve the internal control environment. We have been working to identify and implement specific remediation plans for these control deficiencies, and have hired additional personnel to perform and monitor internal control activity.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 (Commitments and Contingencies) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation and legal proceedings.

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

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023.

The indenture governing our 2028 Notes contains, and instruments governing any future indebtedness of ours would likely contain, restrictions that may limit our flexibility in operating our business, and any default on our 2028 Notes or other future secured indebtedness could result in foreclosure by our secured debtholders on our assets.

The indenture and security agreement and related documents governing our 2028 Notes contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	create liens on certain assets;
•	incur or guarantee additional debt or issue redeemable equity;
•	pay dividends on, repurchase or make distributions on account of capital stock or make other restricted payments (including limiting repurchases of our 2026 Notes to $25 million per year and $50 million in the aggregate);
•	make certain unpermitted investments;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	sell, transfer or otherwise convey certain assets.

The indenture governing our 2028 Notes also requires us to maintain a minimum amount of unrestricted cash and cash equivalents of at least $25 million (tested monthly on the last day of each calendar month) on a consolidated basis among Porch Group, Inc. and certain of its domestic subsidiaries.

In addition, if more than $30 million aggregate principal amount of our 2026 Notes remain outstanding on June 14, 2026, the holders of the 2028 Notes have the right to require us to repurchase for cash on June 15, 2026 all or any portion of their 2028 Notes at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest. As of April 30, 2023, there was $225 million aggregate principal amount of 2026 Notes outstanding. If we are unable to repurchase or otherwise refinance a sufficient amount of the remaining outstanding 2026 Notes prior to June 14, 2026 and the holders of all or a substantial portion of the outstanding 2028 Notes require us to repurchase their 2028 Notes pursuant to this indenture provision, our liquidity will be materially adversely affected, and there are no assurances that we would have sufficient funds available to satisfy the repurchase of all such 2028 Notes.

As a result of these restrictions, we will be limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to capitalize on available business opportunities. Any failure to comply with these covenants could result in a default under our 2028 Notes or instruments governing any future indebtedness of ours. Additionally, our 2028 Notes are secured by a first-priority lien in substantially all assets of Porch Group, Inc. and certain of its domestic subsidiaries. Upon a default, unless waived, amounts due under the 2028 Notes could be accelerated, and the holders of our 2028 Notes could initiate foreclosure proceedings against their collateral, which could potentially force us into bankruptcy or liquidation. In addition, a default under our 2028 Notes indenture could trigger a cross-default under agreements governing any future indebtedness as well as the indenture governing our 2026 Notes. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our 2028 Notes indenture, 2026 Notes indenture or instruments governing our future indebtedness, our business, financial condition, and results of operations may be materially adversely effected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table summarizes repurchases of our stock in the quarter ended March 31, 2023. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the description of our repurchase program and Note 8 (Equity and Warrants) to the accompanying consolidated financial statements included in this Quarterly Report for additional information.

			Total Number of	Approximate Dollar Value
			Shares Purchased as	that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
	Shares Purchased	Paid per Share	or Programs	or Programs (in millions)
Beginning repurchase authority				$10.7
January 1, 2023 through January 31, 2023	1,396,158	$2.20	1,396,158	7.6
February 1, 2023 through February 28, 2023	—	—	—	7.6
March 1, 2023 through March 31, 2023	—	—	—	7.6
Total Fiscal 2023 First Quarter	1,396,158	$2.20	1,396,158	$7.6

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

3.3	Amended and Restated By-Laws of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 29, 2020).
4.1	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K (File No. 001-39142), filed with the SEC on March 31, 2021).
4.2	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).
4.3	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).
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

4.7

Indenture, dated as of April 20, 2023, by and among Porch Group, Inc., the Subsidiary Guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, in its capacity as trustee and as collateral agent thereunder (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 21, 2023).

4.8

Form of 6.75% Senior Secured Convertible Notes due 2028 (incorporated by reference to Exhibit 4.1, as Exhibit A thereto, of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 21, 2023).

10.1#

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

10.3

Form of Capped Call Confirmation between Porch Group, Inc. and each of the option counterparties (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

10.4

Security Agreement, dated as of April 20, 2023, among Porch Group, Inc., the other Grantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 21, 2023).

10.6#	Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-253778) filed with the SEC on March 2, 2021).
10.7#

Form of Restricted Stock Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on May 20, 2021).

10.8#*	Form of Stock Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan.
10.9#*	Form of Restricted Stock Unit Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan.
10.10#

Form of Stock Option Agreement under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on May 20, 2021).

10.11#	Form of Senior Level Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022).
10.12#

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement (Initial Awards in 2022) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022).

10.13#

Form of Restricted Stock Unit Award Agreement under Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.14#

Form of Restricted Stock Award Agreement under Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.15#

Form of Stock Option Agreement under Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.16#*	Non-Employee Director Compensation Policy.
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

10.20#

Letter Agreement, dated November 8, 2013, by and between Porch.com, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.9 of the Company’s Form S-4 (File No. 333-249468), filed with the SEC on October 14, 2020).

10.21#

Retention Agreement, dated February 20, 2018, by and between Porch.com, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

10.22#

Employment Agreement, dated February 11, 2022, by and between Porch Group, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.23#

Form of Performance-Based (Market-Condition) Restricted Stock Unit Award Agreement (COO) under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on November 19, 2021).

10.24#

Form of Restricted Stock Unit Award Agreement (COO) under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on November 19, 2021).

10.25#

First Amendment to Offer Letter, dated February 11, 2022, by and between Porch.com, Inc. and Martin Heimbigner (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.26#

Second Amendment to Offer Letter, by and between Porch.com, Inc.
and Martin Heimbigner, dated August 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on August 9, 2022).

10.27#

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

Date: May 10, 2023

PORCH GROUP, INC.

By:	/s/ Shawn Tabak
Name:	Shawn Tabak
Title:	Chief Financial Officer
(Principal Financial Officer)