Form 10-Q
period 2023-06-30
Porch Group, Inc.
filed 2023-08-09
CIK 1784535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of outstanding shares of the registrant’s common stock as of August 4, 2023, was 98,431,801.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PORCH GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(all numbers in thousands, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$265,573	$215,060
Accounts receivable, net	24,715	26,438
Short-term investments	26,151	36,523
Reinsurance balance due	272,467	299,060
Prepaid expenses and other current assets	29,665	20,009
Restricted cash	39,277	13,545
Total current assets	657,848	610,635
Property, equipment, and software, net	14,768	12,240
Operating lease right-of-use assets	3,698	4,201
Goodwill	191,907	244,697
Long-term investments	66,579	55,118
Intangible assets, net	96,826	108,255
Long-term insurance commissions receivable	13,502	12,265
Other assets	2,015	1,646
Total assets	$1,047,143	$1,049,057

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$9,330	$6,268
Accrued expenses and other current liabilities	33,873	39,742
Deferred revenue	256,617	270,690
Refundable customer deposits	19,929	20,142
Current debt	5,439	16,455
Losses and loss adjustment expense reserves	165,709	100,632
Other insurance liabilities, current	112,849	61,710
Total current liabilities	603,746	515,639
Long-term debt	426,965	425,310
Operating lease liabilities, non-current	2,137	2,536
Earnout liability, at fair value	44	44
Private warrant liability, at fair value	347	707
Derivative liability, at fair value	26,820	—
Other liabilities (includes $21,328 and $24,546 at fair value, respectively)	23,826	25,468
Total liabilities	1,083,885	969,704
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value:	10	10
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 98,168,956 and 98,455,838, respectively
Additional paid-in capital	683,151	670,537
Accumulated other comprehensive loss	(6,076)	(6,171)
Accumulated deficit	(713,827)	(585,023)
Total stockholders’ equity (deficit)	(36,742)	79,353
Total liabilities and stockholders’ equity (deficit)	$1,047,143	$1,049,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(all numbers in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$98,765	$70,915	$186,134	$134,482
Operating expenses:
Cost of revenue	81,330	29,251	132,605	54,467
Selling and marketing	34,637	29,160	67,222	55,237
Product and technology	15,495	15,777	29,445	30,009
General and administrative	22,779	28,297	48,608	54,896
Provision for doubtful accounts	48,718	108	48,955	207
Impairment loss on intangible assets and goodwill	55,211	—	57,232	—
Total operating expenses	258,170	102,593	384,067	194,816
Operating loss	(159,405)	(31,678)	(197,933)	(60,334)
Other income (expense):
Interest expense	(8,775)	(1,925)	(10,963)	(4,352)
Change in fair value of earnout liability	—	2,587	—	13,766
Change in fair value of private warrant liability	15	4,078	360	14,267
Change in fair value of derivatives	(2,950)	—	(2,950)	—
Gain on extinguishment of debt	81,354	—	81,354	—
Investment income and realized gains, net of investment expenses	1,249	243	2,007	440
Other income (expense), net	1,578	(162)	2,340	(107)
Total other income (expense)	72,471	4,821	72,148	24,014
Loss before income taxes	(86,934)	(26,857)	(125,785)	(36,320)
Income tax benefit (provision)	(29)	(468)	82	(290)
Net loss	$(86,963)	$(27,325)	$(125,703)	$(36,610)

Net loss per share - basic and diluted (Note 15)	$(0.91)	$(0.28)	$(1.32)	$(0.38)

Shares used in computing basic and diluted net loss per share	95,731,850	97,142,163	95,472,277	96,611,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(all numbers in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(86,963)	$(27,325)	$(125,703)	$(36,610)
Other comprehensive income (loss):
Current period change in net unrealized loss, net of tax	(780)	(1,785)	95	(4,300)
Comprehensive loss	$(87,743)	$(29,110)	$(125,608)	$(40,910)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(all numbers in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balances as of March 31, 2023	97,018,032	$10	$677,426	$(626,864)	$(5,296)	$45,276
Net loss	—	—	—	(86,963)	—	(86,963)
Other comprehensive loss, net of tax	—	—	—	—	(780)	(780)
Stock-based compensation	—	—	6,404	—	—	6,404
Vesting of restricted stock units	1,627,546	—	—	—	—	—
Income tax withholdings	(476,622)	—	(679)	—	—	(679)
Balances as of June 30, 2023	98,168,956	$10	$683,151	$(713,827)	$(6,076)	$(36,742)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of March 31, 2022	98,297,186	$10	$647,551	$(433,397)	$(2,774)	$211,390
Net loss	—	—	—	(27,325)	—	(27,325)
Other comprehensive loss, net of tax	—	—	—	—	(1,785)	(1,785)
Stock-based compensation	—	—	9,702	—	—	9,702
Issuance of common stock for acquisitions	628,660	—	3,552	—	—	3,552
Vesting of restricted stock awards	563,406	—	—	—	—	—
Exercise of stock options	88,772	—	219	—	—	219
Income tax withholdings	(137,496)	—	(1,210)	—	—	(1,210)
Balances as of June 30, 2022	99,440,528	$10	$659,814	$(460,722)	$(4,559)	$194,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) – Continued

(Unaudited)

(all numbers in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2022	98,206,323	$10	$670,537	$(585,023)	$(6,171)	$79,353
Net loss	—	—	—	(125,703)	—	(125,703)
Other comprehensive income, net of tax	—	—	—	—	95	95
Stock-based compensation	—	—	13,298	—	—	13,298
Vesting of restricted stock awards	1,922,960	—	—	—	—	—
Exercise of stock options	4,519	—	8	—	—	8
Income tax withholdings	(568,688)	—	(883)	—	—	(883)
Repurchases of common stock	(1,396,158)	—	—	(3,101)	—	(3,101)
Proceeds from sale of common stock	—	—	191	—	—	191
Balances as of June 30, 2023	98,168,956	$10	$683,151	$(713,827)	$(6,076)	$(36,742)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	97,961,597	$10	$641,406	$(424,112)	$(259)	$217,045
Net loss	—	—	—	(36,610)	—	(36,610)
Other comprehensive loss, net of tax	—	—	—	—	(4,300)	(4,300)
Stock-based compensation	—	—	15,556	—	—	15,556
Issuance of common stock for acquisitions	628,660	—	3,552			3,552
Contingent consideration for acquisitions	—	—	530	—	—	530
Vesting of restricted stock awards	809,261	—	—	—	—	—
Exercise of stock options	274,457	—	692	—	—	692
Income tax withholdings	(233,447)	—	(1,922)	—	—	(1,922)
Balances as of June 30, 2022	99,440,528	$10	$659,814	$(460,722)	$(4,559)	$194,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(all numbers in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(125,703)	$(36,610)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,229	12,899
Provision for doubtful accounts	48,955	207
Impairment loss on intangible assets and goodwill	57,232	—
Gain on extinguishment of debt	(81,354)	—
Gain on remeasurement of private warrant liability	(360)	(14,267)
Loss (gain) on remeasurement of contingent consideration	(2,810)	4,686
Loss (gain) on remeasurement of earnout liability and derivatives	2,950	(13,766)
Stock-based compensation	13,298	15,556
Interest expense (non-cash)	9,828	2,339
Other	805	1,916
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	1,030	(7,483)
Reinsurance balance due	(21,651)	(40,835)
Prepaid expenses and other current assets	(9,656)	(7,090)
Accounts payable	2,929	(4,226)
Accrued expenses and other current liabilities	(10,906)	1,005
Losses and loss adjustment expense reserves	65,077	26,945
Other insurance liabilities, current	51,139	21,492
Deferred revenue	(13,491)	38,167
Refundable customer deposits	(8,061)	(457)
Long-term insurance commissions receivable	(1,237)	(2,940)
Other	980	(1,694)
Net cash used in operating activities	(8,777)	(4,156)
Cash flows from investing activities:
Purchases of property and equipment	(672)	(1,539)
Capitalized internal use software development costs	(4,735)	(3,496)
Purchases of short-term and long-term investments	(23,602)	(13,561)
Maturities, sales of short-term and long-term investments	23,033	12,241
Acquisitions, net of cash acquired	(1,974)	(32,049)
Net cash used in investing activities	(7,950)	(38,404)
Cash flows from financing activities:
Proceeds from line of credit	—	1,000
Proceeds from advance funding	316	10,690
Repayments of advance funding	(2,683)	(8,840)
Proceeds from issuance of debt	116,667	—
Repayments of principal	(10,150)	(150)
Cash paid for debt issuance costs	(4,610)	—
Proceeds from exercises of stock options	8	692
Income tax withholdings paid upon vesting of restricted stock units	(883)	(1,922)
Proceeds from sale of common stock	191	—
Payments of acquisition-related contingent consideration	(276)	(1,625)
Repurchase of stock	(5,608)	—
Net cash provided by (used in) financing activities	92,972	(155)
Net change in cash, cash equivalents, and restricted cash	$76,245	$(42,715)
Cash, cash equivalents, and restricted cash, beginning of period	$228,605	$324,792
Cash, cash equivalents, and restricted cash end of period	$304,850	$282,077

Supplemental schedule of non-cash financing activities
Non-cash reduction in advanced funding arrangement obligations	$7,848	$—
Supplemental disclosures
Cash paid for interest	$2,276	$1,587
Income tax refunds received	$2,300	$—
Non-cash consideration for acquisitions	$—	$21,607
Cash payable for acquisition	$—	$5,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Porch Group, Inc. (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a vertical software platform for the home, providing software and services to approximately 30,700 companies and small businesses. We are a values-driven company whose mission is to simplify the home with insurance at the center. Our Insurance segment, with approximately 358,000 insurance and warranty policies in force, operates both as an insurance carrier underwriting home insurance policies and as an agent selling home and auto insurance for over 20 major and regional insurance companies. The Insurance segment also includes warranty service offerings and a captive reinsurance provider. The Vertical Software segment provides software and services to home services companies such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agencies, utility companies, and individuals.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023. The information as of December 31, 2022, included in the unaudited condensed consolidated balance sheets was derived from our audited consolidated financial statements.

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other interim period or future year. Certain prior period amounts have been reclassified to conform to the current year's presentation.

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

Concentrations

Financial instruments which potentially subject us to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit and fixed-maturity securities, as well as receivable balances in the course of collection.

Our insurance carrier subsidiary has exposure and remains liable in the event of insolvency of its reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. One reinsurer represented 39% of our total reinsurance balance due as of June 30, 2023.

Substantially all of our insurance-related revenues in the Insurance segment are derived from customers in Texas (which represent approximately 62% of such revenues in the six months ended June 30, 2023), South Carolina (which represent approximately 10% of such revenues in the six months ended June 30, 2023), North Carolina, Georgia, Virginia, and Arizona, which could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.

No individual customer represented more than 10% of total revenue for the three and six months ended June 30, 2023 or 2022. As of June 30, 2023, and December 31, 2022, no individual customer accounted for 10% or more of total accounts receivable.

As of June 30, 2023, we held approximately $262.0 million of cash with four U.S. commercial banks.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We maintain cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.

Restricted cash equivalents as of June 30, 2023 includes $29.1 million held by our captive reinsurance business as collateral for the benefit of Homeowners of America (“HOA”), $1.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $6.5 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in seventeen states, and $2.4 million related to acquisition indemnifications. Restricted cash equivalents as of December 31, 2022, includes $5.1 million held by our captive reinsurance business as collateral for the benefit of HOA, $1.0 million held in money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.0 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in nineteen states, and $2.4 million related to acquisition indemnifications.

The reconciliation of cash and cash equivalents to amounts presented in the unaudited condensed consolidated statements of cash flows are as follows:

	June 30, 2023	December 31, 2022

Cash and cash equivalents	$265,573	$215,060
Total restricted cash	39,277	13,545
Cash, cash equivalents, and restricted cash	$304,850	$228,605

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

Accounts Receivable and Long-term Insurance Commissions Receivable

Accounts receivable consist principally of amounts due from enterprise customers, other corporate partnerships, and individual policyholders. We estimate allowances for uncollectible receivables based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at June 30, 2023, and December 31, 2022, was $0.8 million and $0.5 million, respectively.

Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected. We record the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.

Goodwill

We test goodwill for impairment for each reporting unit on an annual basis or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test would not be necessary. If we cannot support such a conclusion or we do not elect to perform the qualitative assessment, then we perform a quantitative assessment. If a quantitative goodwill impairment assessment is performed, we utilize a combination of market and income valuation approaches. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the reporting unit is less than its carrying value. We have selected October 1 as the date to perform annual impairment testing.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of income and market valuation approaches using publicly traded company multiples in similar businesses. Such fair value measurements are based predominately on Level 3 inputs. This analysis requires significant judgments including an estimate of future cash flows which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 13% to 18%. See Note 6 for a discussion of the impairment analysis.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Events that trigger a test for recoverability include a significant decrease in the market price for a long-lived asset, significant negative industry or economic trends, an accumulation of costs significantly in excess of the amount originally expected for the acquisition, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, or a sustained decrease in share price. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on an income approach. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. Management identifies the asset group which includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

During the first and second quarters of 2023, we identified various qualitative factors that collectively indicated triggering events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. We used an income approach to determine that the estimated fair value of a certain asset group was less than its carrying value, which resulted in impairment charges of $2.0 million, primarily related to acquired technology, trademarks and tradenames, and customer relationships for certain businesses within the Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2023.

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

Deferred Policy Acquisition Costs

We capitalize deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by our insurance subsidiary of new or renewal insurance contracts. DAC are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of June 30, 2023, and December 31, 2022, DAC of $17.9 million and $8.7 million is included in prepaid expenses and other current assets. Amortized deferred acquisition costs included in sales and marketing expense, amounted to $9.3 million and $4.2 million, for the three months ended June 30, 2023 and 2022, respectively, and $18.6 million and $7.2 million, for the six months ended June 30, 2023 and 2022, respectively.

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

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

Other Insurance Liabilities, Current

The following table details the components of other insurance liabilities, current, on the unaudited condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
Ceded reinsurance premiums payable	$77,051	$29,204
Commissions payable, reinsurers and agents	6,650	21,045
Advance premiums	10,383	8,668
Funds held under reinsurance treaty	1,715	1,851
General and accrued expenses payable	17,050	942
Other insurance liabilities, current	$112,849	$61,710

Income Taxes

Provisions for income taxes for the three months ended June 30, 2023, and 2022, were less than $0.1 million and $0.5 million, respectively, and the effective tax rates for these periods were less than 0.1% and 1.7%, respectively. The difference between our effective tax rates for the 2023 periods and the U.S. statutory rate of 21% was primarily due to a full valuation related to our net deferred tax assets and impact of acquisitions on our valuation allowance. Provisions for income taxes for the six months ended June 30, 2023 and 2022, were a $0.1 million benefit and a $0.3 million expense, respectively, and the effective tax rates for these periods were 0.1% expense and 0.8% benefit, respectively. The difference between our effective tax rates for the 2022 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.

2. Revenue

Disaggregation of Revenue

Total revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vertical Software segment
Software and service subscriptions	$17,524	$19,847	$34,333	$37,078
Move-related transactions	12,246	17,458	20,015	29,586
Post-move transactions	4,665	5,235	8,714	10,280
Total Vertical Software segment revenue	34,435	42,540	63,062	76,944

Insurance segment
Insurance and warranty premiums, commissions and policy fees	64,330	28,375	123,072	57,538
Total Insurance segment revenue	64,330	28,375	123,072	57,538

Total revenue(1)	$98,765	$70,915	$186,134	$134,482

(1)	Revenue recognized during the three months ended June 30, 2023 and 2022, includes revenue of $54.8 million and $18.2 million, respectively, which is accounted for separately from the revenue from contracts with customers. Revenue accounted separately from the revenue from contracts with customers for the six months ended June 30, 2023 and 2022, was $105.0 million and $39.0 million, respectively.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

Disclosures Related to Contracts with Customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits. Refundable customer deposits related to contracts with customers were not material at June 30, 2023, and December 31, 2022.

Contract Assets - Insurance Commissions Receivable

A summary of the activity impacting the contract assets during the six months ended June 30, 2023, is presented below:

Contract Assets
Balance at December 31, 2022	$15,521
Estimated lifetime value of commissions on insurance policies sold by carriers	3,792
Cash receipts	(2,285)
Balance at June 30, 2023	$17,028

As of June 30, 2023, $3.5 million of contract assets are expected to be collected within the next 12 months and therefore are included in current accounts receivable on the unaudited condensed consolidated balance sheets. The remaining $13.5 million of contract assets are expected to be collected in the following periods and are included in long-term insurance commissions receivable on the unaudited condensed consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the six months ended June 30, 2023, is presented below:

Vertical Software
Deferred Revenue
Balance at December 31, 2022	$3,874
Revenue recognized	(8,613)
Additional amounts deferred	8,695
Balance at June 30, 2023	$3,956

Deferred revenue on the unaudited condensed consolidated balance sheet as of June 30, 2023, and December 31, 2022, include $252.7 million and $266.8 million, respectively, of deferred revenue related to the Insurance segment.

Remaining Performance Obligations

The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited condensed consolidated balance sheets, is immaterial as of June 30, 2023, and December 31, 2022.

We have applied the practical expedients provided for in the accounting standards, and does not present revenue related to unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which we recognize revenue at the

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

amount which it has the right to invoice for services performed. Additionally, we exclude amounts related to performance obligations that are billed and recognized as they are delivered.

Warranty Revenue and Related Balance Sheet Disclosures

Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. At June 30, 2023, we had $19.6 million, $3.6 million and $3.0 million of refundable customer deposits, deferred revenue, and non-current deferred revenue, respectively. At December 31, 2022, we had $20.0 million, $4.4 million and $1.9 million of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively.

For the three months ended June 30, 2023 and 2022, we incurred $1.3 million and $0.3 million, respectively, in expenses related to warranty claims. For the six months ended June 30, 2023 and 2022, we incurred $2.5 million and $0.7 million, respectively, in expenses related to warranty claims.

3. Investments

The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income, net of investment expenses	$1,278	$313	$2,103	$578
Realized gains on investments	7	4	11	6
Realized losses on investments	(36)	(74)	(107)	(144)
Investment income and realized gains (losses), net of investment expenses	$1,249	$243	$2,007	$440

The following table summarizes the amortized cost, fair value, and unrealized gains and losses of investment securities.

	As of June 30, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	$28,407	$1	$(361)	$28,047
Obligations of states, municipalities and political subdivisions	11,846	4	(1,178)	10,672
Corporate bonds	35,236	38	(2,879)	32,395
Residential and commercial mortgage-backed securities	17,607	16	(1,328)	16,295
Other loan-backed and structured securities	5,710	4	(393)	5,321
Total investment securities	$98,806	$63	$(6,139)	$92,730

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

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

The amortized cost and fair value of securities at June 30, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2023
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$25,920	$25,802
Due after one year through five years	19,481	17,895
Due after five years through ten years	25,245	23,099
Due after ten years	4,843	4,318
Residential and commercial mortgage-backed securities	17,607	16,295
Other loan-backed and structured securities	5,710	5,321
Total	$98,806	$92,730

Other-Than-Temporary Impairment

We regularly review our individual investment securities for other-than-temporary impairment. We consider various factors in determining whether each individual security is other-than-temporarily impaired, including:

-	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
-	the extent to which the market value of the security has been below its cost or amortized cost;
-	general market conditions and industry or sector-specific factors;
-	nonpayment by the issuer of its contractually obligated interest and principal payments; and
-	our intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2023	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(182)	$25,500	$(179)	$2,232	$(361)	$27,732
Obligations of states, municipalities and political subdivisions	(79)	2,060	(1,099)	8,145	(1,178)	10,205
Corporate bonds	(530)	12,546	(2,349)	18,045	(2,879)	30,591
Residential and commercial mortgage-backed securities	(292)	8,365	(1,036)	7,319	(1,328)	15,684
Other loan-backed and structured securities	(109)	1,039	(284)	3,677	(393)	4,716
Total securities	$(1,192)	$49,510	$(4,947)	$39,418	$(6,139)	$88,928

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2022	Loss	Value	Loss	Value	Loss	Value
U.S. Treasuries	$(127)	$10,748	$(193)	$9,824	$(320)	$20,572
Obligations of states, municipalities and political subdivisions	(929)	6,258	(397)	3,504	(1,326)	9,762
Corporate bonds	(1,623)	16,531	(1,214)	10,328	(2,837)	26,859
Residential and commercial mortgage-backed securities	(687)	6,565	(581)	4,952	(1,268)	11,517
Other loan-backed and structured securities	(359)	4,633	(117)	1,094	(476)	5,727
Total securities	$(3,725)	$44,735	$(2,502)	$29,702	$(6,227)	$74,437

At June 30, 2023, and December 31, 2022, there were 470 and 483 securities, respectively, in an unrealized loss position. Of these securities, 380 had been in an unrealized loss position for 12 months or longer as of June 30, 2023.

We believe there were no fundamental issues such as credit losses or other factors with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to be other-than-temporarily impaired at June 30, 2023.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

4. Fair Value

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement as of June 30, 2023
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$74,073	$—	$—	$74,073
Debt securities:
U.S. Treasuries	28,047	—	—	28,047
Obligations of states and municipalities	—	10,672	—	10,672
Corporate bonds	—	32,395	—	32,395
Residential and commercial mortgage-backed securities	—	16,295	—	16,295
Other loan-backed and structured securities	—	5,321	—	5,321
	$102,120	$64,683	$—	$166,803
Liabilities, Noncurrent
Contingent consideration - business combinations	$—	$—	$21,328	$21,328
Contingent consideration - earnout	—	—	44	44
Private warrant liability	—	—	347	347
Embedded derivatives	—	—	26,820	26,820
	$—	$—	$48,539	$48,539

	Fair Value Measurement as of December 31, 2022
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market mutual funds	$6,619	$—	$—	$6,619
Debt securities:
U.S. Treasuries	35,322	—	—	35,322
Obligations of states and municipalities	—	10,225	—	10,225
Corporate bonds	—	28,227	—	28,227
Residential and commercial mortgage-backed securities	—	11,533	—	11,533
Other loan-backed and structured securities	—	6,334	—	6,334
	$41,941	$56,319	$—	$98,260

Liabilities
Contingent consideration - business combinations	$—	$—	$24,546	$24,546
Contingent consideration - earnout	—	—	44	44
Private warrant liability	—	—	707	707
	$—	$—	$25,297	$25,297

Financial Assets

Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included as a Level 1 measurement in the table above. The fair values for available-for-sale fixed-

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

maturity securities are based upon prices provided by an independent pricing service. We have reviewed these prices for reasonableness and have not adjusted any prices received from the independent provider. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2.

Contingent Consideration – Business Combinations

We estimated the fair value of the business combination contingent consideration related to the Floify acquisition in October 2021 and triggered by stock price milestones using the Monte Carlo simulation method. The fair value is based on the simulated market price of our common stock over the maturity date of the contingent consideration. As of June 30, 2023, the key inputs used to determine the fair value of $15.1 million included the stock price of $1.38, strike price of $36.00, discount rate of 14.4% and volatility of 100%. As of December 31, 2022, the key inputs used in the determination of the fair value of $15.5 million included the stock price of $1.88, strike price of $36.00, discount rate of 10.3% and volatility of 95%.

We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of June 30, 2023, the key inputs used to determine the fair value of $9.0 million were management’s cash flow estimates and the discount rate of 16%. As of December 31, 2022, the key inputs used to determine the fair value of $9.0 million were management’s cash flow estimates and the discount rate of 17%.

Contingent Consideration – Earnout

We estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value of $0.1 million is based on the simulated market price of our common stock until the maturity date of the contingent consideration and increased by certain employee forfeitures. As of June 30, 2023, the key inputs used to determine the fair value included exercise price of $22.00, volatility of 100%, forfeiture rate of 15%, and stock price of $1.38 As of December 31, 2022, the key inputs used in the determination of the fair value included exercise price of $22.00, volatility of 100%, forfeiture rate of 15% and stock price of $1.88.

Private Warrants

We estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of June 30, 2023, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 95%, remaining contractual term of 2.48 years, and stock price of $1.38. As of December 31, 2022, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 90%, remaining contractual term of 2.98 years, and stock price of $1.88.

Embedded Derivatives

In connection with the issuance of senior secured convertible notes in April 2023 (see Note 7) and in accordance with Accounting Standards Codification 815-15, Derivatives and Hedging – Embedded Derivatives, certain features of the senior secured convertible notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.

●	Repurchase option. If more than $30 million principal remains outstanding on June 14, 2026, holders have the right to require us to repurchase for cash on June 15, 2026, all or any portion of the notes at a

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

repurchase price equal to 106.5% of the principal amount of the notes to be repurchased, plus accrued interest.
●	Fundamental change option. If we undergo a fundamental change, as defined in the indenture and subject to certain conditions, holders have the right to require us to repurchase for cash all or any portion of the notes at a repurchase price equal to 105.25% of the principal amount of the notes to be repurchased, plus accrued interest. A fundamental change includes events such as a change in control, recapitalization, liquidation, dissolution, or delisting.
●	Asset sale repurchase option. If we sell assets, we must offer to repurchase for cash a portion of the notes equal to 50% of the aggregate net cash sales proceeds in excess of $20 million at a repurchase price equal to 100% of the principal, plus accrued interest.

The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a repurchase, a fundamental change, and qualifying asset sales, ranging from 1% to 35%.

Level 3 Rollforward

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent
	Contingent	Consideration -		Private
	Consideration -	Business	Embedded	Warrant
	Earnout	Combinations	Derivatives	Liability
Fair value as of December 31, 2022	$44	$24,546	$—	$707
Additions	—	—	23,870	—
Settlements	—	(408)	—	—
Change in fair value, loss (gain) included in net loss(1)	—	(2,810)	2,950	(360)
Fair value as of June 30, 2023	$44	$21,328	$26,820	$347

		Contingent
	Contingent	Consideration -	Private
	Consideration -	Business	Warrant
	Earnout	Combinations	Liability
Fair value as of December 31, 2021	$13,866	$9,617	$15,193
Additions	—	15,555	—
Settlements	—	—	—
Change in fair value, loss (gain) included in net loss(1)	(13,766)	4,686	(14,267)
Fair value as of June 30, 2022	$100	$29,858	$926

(1)	Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the unaudited condensed consolidated statements of operations. Changes in the fair value of the embedded derivatives are included in change in fair value of derivatives in the unaudited condensed consolidated statements of operations.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

Fair Value Disclosure

As of June 30, 2023, and December 31, 2022, the fair value of the 2026 Notes (see Note 7) is $72.0 million and $238.6 million, respectively. The decrease of $166.6 million is primarily due to the decline in the stock price at June 30, 2023, as compared to December 31, 2022. As of June 30, 2023, the fair value of the 2028 Notes (see Note 7) was $216.7 million. The fair values of the line of credit, advance funding arrangement and other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

5. Property, Equipment, and Software

Property, equipment, and software, net, consists of the following:

	June 30,	December 31,
	2023	2022
Software and computer equipment	$8,266	$8,326
Furniture, office equipment, and other	1,708	2,118
Internally developed software	20,017	17,128
Leasehold improvements	1,178	1,178
	31,169	28,750
Less: Accumulated depreciation and amortization	(16,401)	(16,510)
Property, equipment, and software, net	$14,768	$12,240

Depreciation and amortization expense related to property, equipment, and software was $1.2 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively.

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following table summarizes intangible assets as of June 30, 2023.

	Weighted		Accumulated
	Average	Intangible	Amortization	Intangible
	Useful Life	Assets,	And	Assets,
	(in years)	gross	Impairment	Net
Customer relationships	9.0	$69,505	$(19,494)	$50,011
Acquired technology	5.0	36,041	(19,175)	16,866
Trademarks and tradenames	10.0	23,443	(5,609)	17,834
Non-compete agreements	3.0	616	(431)	185
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,734	(2,764)	6,970
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$144,699	$(47,873)	$96,826

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table summarizes intangible assets as of December 31, 2022.

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

The aggregate amortization expense related to intangibles was $4.9 million and $5.4 million for the three months ended June 30, 2023 and 2022, respectively, and $9.8 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, we recorded impairment charges of $2.0 million, primarily related to acquired technology, trademarks and tradenames, and customer relationships for an asset group within the Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2023.

Goodwill
Balance as of December 31, 2022, net of accumulated impairment of $43.8 million	$244,697
Acquisition	2,421
Impairment loss	(55,211)
Balance as of June 30, 2023, net of accumulated impairment of $99.0 million	$191,907

During the first and second quarters of 2023, management identified various qualitative factors that collectively indicated triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. We performed a valuation of the Vertical Software and Insurance reporting units using a combination of market and income approaches based on peer performance and discounted cash flow or dividend discount model methodologies. The goodwill impairment analysis required significant judgments to calculate the fair value of the reporting units, including internal forecasts and determination of weighted average cost of capital. Management considers historical experience and all available information at the time the fair values are estimated. Assumptions are subject to a high degree of judgment and complexity.

The results of the quantitative impairment assessment as of March 31, 2023, indicated that the fair value of our Vertical Software reporting unit exceeded its carrying value by less than 5%, and the fair value of our Insurance reporting unit exceeded its carrying value by less than 10%.

The results of the quantitative impairment assessment as of June 30, 2023, indicated that the carrying value of the Insurance reporting unit exceeded its estimated fair value. As such, we determined that the goodwill allocated to the

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

Insurance reporting unit was impaired as of June 30, 2023. Impairment charges are included in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023.

The results of the quantitative impairment assessment as of June 30, 2023, indicated that the fair value of our Vertical Software reporting unit exceeded its carrying value by less than 10%. As a result, our remaining goodwill balance is at risk of future impairment. We monitor our reporting units at risk of impairment for interim impairment indicators and believe that the estimates and assumptions used in the calculations are reasonable as of June 30, 2023. We also reconcile the fair value of our reporting units to our market capitalization. Should the fair value of any of our reporting units fall below its carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic environment in the housing and real estate or insurance industries, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods.

7. Debt

The following tables summarize outstanding debt as of June 30, 2023, and December 31, 2022.

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$225,000	$—	$(3,909)	$221,091
Convertible senior notes, due 2028	333,334	(122,877)	(4,707)	205,750
Advance funding arrangement	5,321	(32)	—	5,289
Other notes	300	(26)	—	274
Balance as of June 30, 2023	$563,955	$(122,935)	$(8,616)	$432,404

			Debt
		Unaccreted	Issuance	Carrying
	Principal	Discount	Costs	Value
Convertible senior notes, due 2026	$425,000	$—	$(8,508)	$416,492
Advance funding arrangement	15,670	(760)	—	14,910
Term loan facility, due 2029	10,000	—	—	10,000
Other notes	450	(87)	—	363
Balance as of December 31, 2022	$451,120	$(847)	$(8,508)	$441,765

Convertible Senior Notes

Interest expense recognized related to the 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) was approximately $0.9 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively, including contractual interest expense and amortization of debt issuance costs. The effective interest rate for the 2026 Notes is 1.3%.

In April 2023, we issued $333 million of 6.75% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) in a private placement transaction. We used a portion of the net proceeds from the 2028 Notes to repurchase $200 million of the 2026 Notes and to fund the repayment of $9.7 million outstanding under the term loan facility, in each case plus accrued and unpaid interest thereon and related fees and expenses. In connection with the partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per $1,000 principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.

The 2028 Notes are senior secured obligations, accrue interest at a rate of 6.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2023, and were initially issued at 95% of par value. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions.

Interest expense recognized related to the 2028 Notes was approximately $7.3 million in the three and six months ended June 30, 2023, including $4.4 million contractual interest expense and $2.9 million amortization of debt issuance costs and discount. The effective interest rate for the 2028 Notes is 17.9%.

Advance Funding Arrangement

For certain home warranty contracts, we participate in financing arrangements with third-party financers that provide us with the contract premium upfront, less a financing fee. Third-party financers collect installment payments from the warranty contract customer which satisfy our repayment obligation over a portion of the contract term. We remain obligated to repay the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount we received. As part of the arrangement, we pay financing fees, which are collected by the third-party financers upfront and are initially recognized as a debt discount. Financing fees are amortized as interest expense under the effective interest method. The implied interest rate varies per contract and is generally approximately 14% of total funding received. Interest expense recognized related to advance funding arrangement was $0.4 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

Term Loan Facility

In April 2023, the term loan facility was repaid in full by using a portion of the proceeds received from the 2028 Notes.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

8. Equity and Warrants

Common Shares Outstanding and Common Stock Equivalents

The following table summarizes our fully diluted capital structure.

	June 30,	December 31,
	2023	2022
Issued and outstanding common shares	96,118,956	96,405,838
Earnout shares	2,050,000	2,050,000
Total common shares issued and outstanding	98,168,956	98,455,838
Common shares reserved for future issuance:
Private warrants	1,795,700	1,795,700
Stock options (Note 9)	3,717,192	3,862,918
Restricted and performance stock units and awards (Note 9)	13,244,675	6,230,165
2020 Equity Plan pool reserved for future issuance (Note 9)	8,045,331	11,189,745
Convertible senior notes, due 2026(1)	8,999,010	16,998,130
Convertible senior notes, due 2028	13,331,893	—
Contingently issuable shares in connection with acquisitions(2)	13,969,860	10,631,558
Total shares of common stock outstanding and reserved for future issuance	161,272,617	149,164,054
(1)	In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions allow us to purchase shares of our common stock at a strike price of $25 per share, which is equal to the conversion price of the 2026 Notes and 2028 Notes. The capped call transactions are designed to limit the amount of dilution of our common stock upon conversion of the notes. The maximum number of shares purchasable by us under the capped call transactions is 16,998,130. The options that underly the capped call transactions expire on September 15, 2026.

(2)	In connection with the acquisitions of Floify and HOA, we provided an obligation to issue a certain amount of common stock to the extent specified market conditions are met in the future. Contingently issuable shares are calculated in accordance with the purchase agreement, assuming they would be issuable if the end of the reporting periods were the end of the contingency period.

Repurchases of Common Shares

In October 2022, our board of directors approved a share repurchase program authorizing management to repurchase up to $15 million of our common stock and/or convertible notes. Repurchases under this program were permitted from time to time on the open market between November 10, 2022, and June 30, 2023, at prevailing market prices, in privately negotiated transactions, in block trades, and/or through other permissible means.

During the six months ended June 30, 2023, we repurchased and canceled 1,396,158 shares with a total cost of $3.1 million (including commissions). The cost paid to repurchase shares in excess of the par value is charged to accumulated deficit in the unaudited condensed consolidated balance sheet as of June 30, 2023.

The repurchase of $200 million of the 2026 Notes as described in Note 7 was done under separate authorization and was not part of the $15 million share repurchase program.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

Warrants

There was no activity related to public and private warrants during the six months ended June 30, 2023.

		Number of
	Number of	Common
	Warrants	Shares Issued
Balances as of December 31, 2022	1,795,700	11,521,412
Exercised	—	—
Canceled	—	—
Balances as of June 30, 2023	1,795,700	11,521,412

9. Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the unaudited condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling and marketing	$896	$1,270	$1,941	$1,902
Product and technology	1,254	1,840	2,703	2,977
General and administrative	4,254	6,592	8,654	10,677
Total stock-based compensation expense	$6,404	$9,702	$13,298	$15,556

Under our 2020 Stock Incentive Plan, which replaced the 2012 Equity Incentive Plan in December 2020, employees, directors and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock awards, collectively referred to as “Awards.”

The following table summarizes Award activity for the six months ended June 30, 2023:

			Number of
		Number of	Performance
	Number of	Restricted	Restricted
	Options	Stock Units	Stock Units
Balances as of December 31, 2022	3,862,918	5,309,241	920,924
Granted	—	5,591,534	3,135,073
Vested		(1,164,592)	—
Exercised	(4,519)	—	—
Forfeited, canceled or expired	(141,207)	(547,505)	—
Balances as of June 30, 2023	3,717,192	9,188,678	4,055,997

10. Reinsurance

2023 Program

Our third-party quota share reinsurance program is split into three separate placements to maximize coverage and cost efficiency. The 2023 Coastal Program covers our business in certain Texas coastal regions and the Houston metropolitan area and is placed at 42% of subject property and casualty losses (“P&C losses”), as well as all business in South Carolina which is placed at 7% of P&C losses. The 2023 Core Program, which covers the portion of our business not in the Coastal Program, is placed at 49.5% of P&C losses of our remaining business in Texas and 48% of P&C

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

losses of our business in other states. In addition, the Combined Program covers all of our business and is placed at 5% of P&C losses. All programs are effective for the period January 1, 2023, through December 31, 2023, or March 31, 2024, and are subject to certain limits and exclusions, which vary by participating reinsurer.

Property catastrophe excess of loss treaties were placed on April 1, 2023, and limited our net retention to $8 million per occurrence. The five layers provide coverage up to a net loss of $440 million. We also place reinstatement premium protection to cover any reinstatement premiums due on the first four layers.

The effects of reinsurance on premiums written and earned for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,
	2023		2022
	Written	Earned	Written	Earned
Direct premiums	$121,540	$116,397	$124,914	$93,082
Ceded premiums	(67,387)	(72,166)	(117,926)	(83,095)
Net premiums	$54,153	$44,231	$6,988	$9,987

	Six Months Ended June 30,
	2023		2022
	Written	Earned	Written	Earned
Direct premiums	$218,413	$231,221	$212,037	$177,400
Ceded premiums	(65,121)	(146,840)	(178,562)	(154,822)
Net premiums	$153,292	$84,381	$33,475	$22,578

Our 2023 third-party quota share program was placed at a reduced ceding percentage as compared to the 2022 program, which resulted in a portfolio transfer and lower ceded written premiums in the six months ended June 30, 2023.

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct losses and LAE	$137,591	$74,617	$227,606	$142,838
Ceded losses and LAE	(66,442)	(60,133)	(113,598)	(119,106)
Net losses and LAE	$71,149	$14,484	$114,008	$23,732

The detail of reinsurance balances due is as follows:

	June 30, 2023	December 31, 2022
Ceded unearned premium	$147,297	$203,157
Losses and LAE reserve	89,296	76,999
Reinsurance recoverable	29,260	18,765
Other	6,614	139
Reinsurance balance due	$272,467	$299,060

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

11. Unpaid Losses and Loss Adjustment Reserve

The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance for the six months ended June 30, 2023:

Reserve for unpaid losses and LAE, at December 31, 2022	$100,632
Reinsurance recoverables on losses and LAE	(76,999)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2022	23,633
Add provisions (reductions) for losses and LAE occurring in:
Current year	110,624
Prior years	3,384
Net incurred losses and LAE during the current year	114,008
Deduct payments for losses and LAE occurring in:
Current year	(44,510)
Prior years	(16,718)
Net claim and LAE payments during the current year	(61,228)
Reserve for losses and LAE, net of reinsurance recoverables, at end of period	76,413
Reinsurance recoverables on losses and LAE	89,296
Reserve for unpaid losses and LAE at June 30, 2023	$165,709

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $3.4 million for the six months ended June 30, 2023.

12. Commitments and Contingencies

From time to time we are or may become subject to various legal proceedings arising in the ordinary course of business, including proceedings initiated by users, other entities, or regulatory bodies. Estimated liabilities are recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from a matter may differ from the amount of estimated liabilities we have recorded in the financial statements covering these matters. We review our estimates periodically and make adjustments to reflect negotiations, estimated settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

Cases under Telephone Consumer Protection Act

Porch and/or an acquired entity, GoSmith.com, are party to twelve legal proceedings alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and was appealed to the Ninth Circuit Court of Appeals. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. The remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. Plaintiffs filed a motion for leave to file a second amended complaint, which was granted in part and is due to be filed July 2023. Defendants’ motion to dismiss is due September 2023. The case is otherwise stayed pending resolution of the defendants’ forthcoming motion. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

These actions are at an early stage in the litigation process. It is not possible to determine the likelihood of an unfavorable outcome of these disputes, although it is reasonably possible that the outcome of these actions may be unfavorable. Further, it is not possible to estimate the range or amount of potential loss (if the outcome should be unfavorable). We intend to contest these cases vigorously.

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

13. Business Combinations

On April 1, 2022, we entered into a stock and membership interest purchase agreement with Residential Warranty Services (“RWS”) to acquire its home warranty and inspection software and services businesses. On that date, we completed the acquisition of substantially all of the operations of RWS except for those in Florida and California, which were subject to certain regulatory and other approvals.

The acquisitions of the Florida and California operations were closed on March 17, 2023. We paid approximately $2.1 million in cash to acquire $0.2 million of cash and current assets and $0.2 million of customer relationships with an estimated useful life of three years. The estimated value of the customer relationships intangible asset was calculated using the income approach.

The aggregate transaction costs of $0.1 million are primarily comprised of legal and due diligence fees and are included in general and administrative expenses on the unaudited condensed consolidated statements of operations. The results of operations for each acquisition are included in our consolidated financial statements from the date of acquisition onwards.

14. Segment Information

We have two reportable segments that are also operating segments: Vertical Software and Insurance. Reportable segments were identified based on how the chief operating decision-maker (“CODM”) manages the business, makes operating decisions, and evaluates operating and financial performance. Our chief executive officer acts as the CODM and reviews financial and operational information for the two reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance.

The Vertical Software segment primarily consists of a vertical software platform for the home that provides software and services to home services companies such as home inspectors, mortgage companies and loan officers, title companies, moving companies, real estate agents, utility companies, and individuals.

The Insurance segment operates both as an insurance carrier underwriting home insurance policies and as an agent selling home and auto insurance. The Insurance segment also includes warranty service offerings and a captive reinsurance provider.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table summarizes revenue by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vertical Software	$34,435	$42,540	$63,062	$76,944
Insurance	64,330	28,375	123,072	57,538
Total revenue	$98,765	$70,915	$186,134	$134,482

Our segment operating and financial performance measure is Segment Adjusted EBITDA (Loss). Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, sales and marketing, product and technology, general and administrative expenses, and provision for doubtful accounts. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations.

We do not allocate shared expenses to the reportable segments. These expenses are included in the “Corporate and other” row in the following reconciliation. “Corporate and other” includes shared expenses such as sales and marketing; certain product and technology; accounting; human resources; legal; general and administrative; and other income, expenses, gains and losses that are not allocated in assessing segment performance due to their function. Such transactions are excluded from the reportable segments’ results but are included in consolidated results.

The reconciliation of Segment Adjusted EBITDA (Loss) to consolidated loss from operations below includes the effects of corporate and other items that the CODM does not consider in assessing segment performance.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table provides financial information for the two reportable segments and a reconciliation to consolidated financial information for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA (Loss):
Vertical Software	$1,816	$5,652	$1,420	$8,536
Insurance	(31,181)	(5,609)	(38,366)	(5,394)
Subtotal	(29,365)	43	(36,946)	3,142
Reconciling items:
Corporate and other	(13,769)	(15,048)	(28,070)	(28,503)
Depreciation and amortization	(6,214)	(6,416)	(12,229)	(12,899)
Non-cash stock-based compensation expense	(6,404)	(9,702)	(13,298)	(15,556)
Restructuring costs	(1,093)	—	(2,077)	—
Acquisition and other transaction costs	(258)	(357)	(386)	(1,322)
Impairment loss on intangible assets and goodwill	(55,211)	—	(57,232)	—
Loss on reinsurance contract (1)	(48,244)	—	(48,244)	—
Non-cash losses and impairment of property, equipment and software	(254)	—	(254)	(70)
Revaluation of contingent consideration	2,656	(1,481)	2,810	(4,686)
Investment income and realized gains	(1,249)	(243)	(2,007)	(440)
Non-cash bonus expense	—	1,526	—	—
Operating loss	$(159,405)	$(31,678)	$(197,933)	$(60,334)

(1) See Note 16.

The CODM does not review assets on a segment basis.

All of our revenue is generated in the United States except for an immaterial amount. As of June 30, 2023, and December 31, 2022, we did not have material assets located outside of the United States.

15. Net Loss Per Share

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

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, RSUs, PRSUs, RSAs, convertible notes, earnout shares and warrants. As we have reported losses for all periods presented, all potentially dilutive securities are antidilutive and, accordingly, basic net loss per share equals diluted net loss per share.

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

The following table summarizes the computation of basic and diluted net loss attributable per share to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss used to compute net loss per share - basic and diluted:	$(86,963)	$(27,325)	$(125,703)	$(36,610)

Denominator:
Weighted average shares outstanding used to compute loss per share - basic and diluted:	95,731,850	97,142,163	95,472,277	96,611,294

Loss per share - basic and diluted	$(0.91)	$(0.28)	$(1.32)	$(0.38)

The following table discloses securities that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	3,717,192	4,429,426	3,717,192	4,429,426
Restricted stock units and awards	9,188,678	5,331,673	9,188,678	5,331,673
Performance restricted stock units	4,055,997	1,825,719	4,055,997	1,825,719
Public and private warrants	1,795,700	1,795,700	1,795,700	1,795,700
Earnout shares	2,050,000	2,050,000	2,050,000	2,050,000
Convertible debt(1)	22,330,903	16,998,130	22,330,903	16,998,130
Contingently issuable shares in connection with acquisitions(2)	13,969,860	2,792,457	13,969,860	2,792,457

(1) In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions allow us to purchase shares of our common stock at a strike price of $25 per share, which is equal to the conversion price of the 2026 Notes and 2028 Notes. The capped call transactions are designed to limit the amount of dilution of our common stock upon conversion of the notes. The maximum number of shares purchasable by us under the capped call transactions is 16,998,130. The options that underly the capped call transactions expire on September 15, 2026.

(2) In connection with the acquisitions of Floify and HOA, we provided an obligation to issue a certain amount of common stock to the extent specified market conditions are met in the future. Contingently issuable shares are calculated in accordance with the purchase agreement, assuming they would be issuable if the end of the reporting periods were the end of the contingency period.

16. Subsequent Events

In the third quarter of 2023, HOA, a subsidiary of Porch Group, discovered that Vesttoo Ltd (“Vesttoo”), which arranged capital for one of our reinsurance contracts, faced allegations of fraudulent activity in connection with collateral it provided to HOA and certain other third parties. We immediately began investigating the rapidly evolving situation and have been moving quickly to analyze the impact on our business. Additionally, we have communicated and met with

PORCH GROUP, INC.

Notes to Condensed Consolidated Financial Statements – Continued

(Unaudited)

(all numbers in thousands, except share amounts and unless otherwise stated)

regulators and other key stakeholders regarding the evolving situation. This reinsurance agreement provided partial quota share coverage as well as up to approximately $175 million in a catastrophic event.

As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated its reinsurance contract with the reinsurer on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral, and to seek recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.

We concluded this subsequent event provides additional evidence about conditions that existed at the balance sheet date and accounted for it as a recognized subsequent event. Since the Company’s request to draw on the letter of credit was not fulfilled and advisors to the issuing bank have alleged the letter of credit is invalid, we recognized a charge of $48.2 million in provision for doubtful accounts in the unaudited condensed consolidated statements of operations, calculated as the net asset due under the reinsurance contract (as we have the legal right of offset) of $95.8 million as of June 30, 2023, before adjustment, less the $47.6 million collateral received from a trust in July 2023. Following the provision for doubtful accounts recognized for the three months ended June 30, 2023, the net assets on the unaudited condensed consolidated balance sheet at June 30, 2023, is equal to the $47.6 million collected from the trust in July 2023.

HOA has already secured supplemental reinsurance coverage in the amount of approximately $42 million and is currently seeking additional supplemental reinsurance coverage (whether from Porch Group’s captive reinsurer, third parties or a combination thereof) in order to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event, and to satisfy regulatory and rating agency requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report and the documents incorporated herein by reference contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, assumptions, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These statements may be preceded by, followed by, or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends,” or similar expressions.

These forward-looking statements are based upon estimates and assumptions that, while considered reasonable by the Company and its management at the time they are made, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: (1) expansion plans and opportunities, and managing growth, to build a consumer brand; (2) the incidence, frequency, and severity of weather events, extensive wildfires, and other catastrophes; (3) economic conditions, especially those affecting the housing, insurance, and financial markets; (4) expectations regarding revenue, cost of revenue, operating expenses, and the ability to achieve and maintain future profitability; (5) existing and developing federal and state laws and regulations, including with respect to insurance, warranty, privacy, information security, data protection, and taxation, and management’s interpretation of and compliance with such laws and regulations; (6) the Company’s reinsurance program, which includes the use of a captive reinsurer, the success of which is dependent on a number of factors outside management’s control, along with reliance on reinsurance to protect against loss; (7) the Company’s ability to obtain supplemental reinsurance coverage (whether from Porch Group, third parties, or a combination thereof) in order to maintain adequate coverage against excess losses and to satisfy regulatory or rating agency requirements, following the termination of its reinsurance contract with one of its external reinsurers due to allegations of fraudulent activity committed by such reinsurer, and uncertainty of the extent and significance of any effects on HOA and the Company due to such termination; (8) uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses, or strategic initiatives, including the reciprocal restructuring, and other matters within the purview of insurance regulators; (9) reliance on strategic, proprietary relationships to provide the Company with access to personal data and product information, and the ability to use such data and information to increase transaction volume and attract and retain customers; (10) the ability to develop new, or enhance existing, products, services, and features and bring them to market in a timely manner; (11) changes in capital requirements, and the ability to access capital when needed to provide statutory surplus; (12) the increased costs and initiatives required to address new legal and regulatory requirements arising from developments related to cybersecurity, privacy, and data governance and the increased costs and initiatives to protect against data breaches, cyber-attacks, virus or malware attacks, or other infiltrations or incidents affecting system integrity, availability, and performance; (13) retaining and attracting skilled and experienced employees; (14) costs related to being a public company; and (15) other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022, and in Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as well as those discussed elsewhere in this report, including in Part II, Item 1A, “Risk Factors,” and in subsequent reports filed with the Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s website at www.sec.gov.

Nothing in this Quarterly Report or the documents incorporated herein by reference should be regarded as a representation by any person that the forward-looking statements set forth herein will be achieved or that any of the contemplated results of such forward-looking statements will be achieved. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Unless specifically indicated otherwise, the forward-looking statements in this Quarterly Report do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this Quarterly Report. The Company does not undertake any duty to update these forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report, and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report for the year ended December 31, 2022.

Additionally, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 have been revised to correct prior period errors as discussed in Note 20 “Quarterly Financial Data (Unaudited) Restatement of Previously Issued Financial Statements” to the consolidated financial statements included in Part II, Item 8, of the Company’s Annual Report for the year ended December 31, 2022. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

Business Overview

Porch Group, Inc. (“Porch Group”, “Porch” or the “Company,” “we,” “our,” “us”), the vertical software platform, is a values-driven company whose mission is to simplify the home with insurance at the center. We provide software and services to approximately 30,700 home service providers including home inspectors, mortgage brokers, title companies and moving companies. We simplify the home closing process and the move by providing high-value services including homeowners insurance, warranties, and ongoing support with our app which saves consumers time and helps them make better decisions. To achieve this, we hire and retain great people, invest in the right opportunities, and leverage our unique capabilities such as early and privileged access to homebuyers and deep insight into properties.

We make the moving process easier for homebuyers by helping them save time and make better decisions about critical services, including insurance, warranty, moving, security, TV/Internet, home repair and improvement. We provide home and personal property insurance policies through our own underwriting operations in 21 states and across the U.S. with our wholly owned insurance agency.

Our multi-faceted value proposition resonates with a broad customer demographic, regardless of home price, income level, geographic location or age. We acquire our customers through a variety of channels, including at the time of a real estate transaction through third parties, direct-to-consumer (“DTC”), and leads from other Porch Group businesses.

We have two reportable segments: the Vertical Software segment and the Insurance segment.

Our Vertical Software segment provides software and services to home services companies. Through these relationships, we earn fees, and gain a competitive advantage through unique and early access to homebuyers and homeowners. This early access allows us to assist homebuyers and homeowners with critical moving services. In turn, our platform drives demand for other services. The Vertical Software segment has three types of customers: (1) home services companies, such as home inspectors, mortgage companies and loan officers, and title companies, for whom we provide software and services to help them make their businesses run more efficiently and grow; (2) consumers, such as homebuyers and homeowners, whom we assist with the comparison and provision of various home services, such as moving, security, TV/Internet, and home repair and improvement; and (3) service providers, such as moving companies, security companies, title companies, mortgage companies and TV/Internet providers, who pay us for new customer sign-ups.

Our Insurance segment offers various property-related insurance policies through our risk-bearing carrier, independent agency, and risk-bearing home warranty companies. We earn insurance policy premiums collected from insured homeowners for our insurance products, policy fees when policies are sold and renewed, and commissions when we cede premiums to reinsurance companies. Additionally, when we sell a homeowner an insurance policy through a carrier other than our own, these third-party insurance companies pay new business and renewal commissions to our insurance agency. The Insurance segment also includes home warranty, from which we receive premiums paid by homeowners for our home warranty products.

Key Performance Measures and Operating Metrics

In the management of these businesses, we identify, measure and evaluate various operating metrics. The key performance measures and operating metrics used in managing the businesses are discussed below. These key performance measures and operating metrics are not prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and may not be comparable to or calculated in the same way as other similarly titled measures and metrics used by other companies.

The following table summarizes operating metrics for each of the quarterly periods indicated.

	Three Months Ended June 30,
	2023	2022	Change
Gross Written Premium (in millions)	$143.0	$145.0	(1)%
Policies in Force (in thousands)	358	379	(6)%
Annualized Revenue per Policy (unrounded)	$517	$286	81%
Premium Retention Rate	104%	102%
Gross Loss Ratio	120%	81%
Average Companies in Quarter (unrounded)	30,691	28,773	7%
Average Revenue per Account per Month in Quarter (unrounded)	$1,073	$822	31%
Monetized Services in Quarter (unrounded)	244,605	333,596	(27)%
Average Revenue per Monetized Service in Quarter (unrounded)	331	158	109%

●	Gross Written Premium — We define Gross Written Premium as the total premium written by our licensed insurance carrier(s) (before deductions for reinsurance); premiums from our home warranty offerings (for the face value of one year’s premium); and premiums of policies placed with third-party insurance companies for which we earn a commission.
●	Policies in Force — We define Policies in Force as the number of in-force policies at the end of the period for the Insurance segment, including policies and warranties written by us and policies and warranties written by third parties for which we earn a commission.
●	Annualized Revenue per Policy — We define Annualized Revenue per Policy as quarterly revenue for the Insurance segment, divided by the number of Policies in Force in the Insurance segment, multiplied by four.
●	Premium Retention Rate — We define Premium Retention Rate as the ratio of our insurance carrier’s renewed premiums over the last four quarters to base premiums, which is the sum of the preceding year’s premiums that either renewed or expired.
●	Gross Loss Ratio — We define Gross Loss Ratio as our insurance carrier’s gross losses divided by the gross earned premium for the respective period.
●	Average Companies in Quarter — We define Average Companies in Quarter as the straight-line average of the number of companies as of the end of period compared with the beginning of period across all of our home services verticals that (i) generate recurring revenue and (ii) generated revenue in the quarter. For new acquisitions, the number of companies is determined in the initial quarter based on the percentage of the quarter the acquired business is a part of Porch.
●	Average Revenue per Account per Month in Quarter — We view our ability to increase revenue generated from existing customers as a key component of our growth strategy. Average Revenue per Account per Month in Quarter is defined as the average revenue per month generated across all home services company customer accounts in a quarterly period. Average Revenue per Account per Month in Quarter is derived from all customers and total revenue.
●	Monetized Services in Quarter — We connect consumers with home services companies nationwide and offer a full range of products and services where homeowners can, among other things: (1) compare and buy home insurance policies (along with auto, flood and umbrella policies) and warranties with competitive rates and coverage; (2) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (3) discover and install home automation and security systems; (4) compare internet and television options for their new home; (5) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (6) compare bids from home improvement professionals who can complete bigger jobs. We track the number of monetized services performed through our platform each quarter and the revenue generated per service performed in order to measure market penetration with homebuyers and homeowners and our ability to deliver high-revenue services within those groups. Monetized Services in Quarter is defined as the total number of unique services from which we generated revenue, including, but not limited to, new and renewing insurance and warranty customers, completed moving jobs, security installations, TV/Internet installations or other home projects, measured over a quarterly period.
●	Average Revenue per Monetized Service in Quarter — We believe that shifting the mix of services delivered to homebuyers and homeowners toward higher revenue services is an important component of our growth strategy. Average Revenue per Monetized Services in Quarter is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Revenue per Monetized Service in Quarter, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

Recent Developments

Share Repurchases

In October 2022, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $15 million of our common stock and/or convertible notes. Repurchases under this program were permitted from time to time on the open market between November 10, 2022, and June 30, 2023, at prevailing market prices. During the first quarter of 2023, we repurchased 1,396,158 shares with a total cost of $3.1 million (including commissions). We did not repurchase any shares in the second quarter of 2023 prior to the termination of the repurchase program.

Reciprocal Exchange

On March 20, 2023, we filed an application to form and license a Texas reciprocal exchange (the “Reciprocal”) with the Texas Department of Insurance (“TDI”). If approved by the TDI, our insurance underwriting business will be conducted through the Reciprocal. A Porch subsidiary would serve as the operator (or “attorney-in-fact”) for the Reciprocal. In that role it would perform underwriting, claims, and management services for the Reciprocal and receive a management fee calculated as a percentage of its premiums. Porch subsidiaries would act as general agents for the Reciprocal and Homeowners of America Insurance Company (“HOAIC”) and would receive fees and commissions. There can be no assurance that the Reciprocal will receive regulatory approval, and if obtained, that the approval would be based on terms as proposed or subject to additional requirements that may not be acceptable to us. If the application is approved, we will launch Porch Insurance, a new brand and product to be offered by the Reciprocal, including unique benefits for consumers such as a free 90-day warranty and proprietary discounts to customers within the Porch ecosystem.

Convertible Notes Financing

In April 2023, we issued $333 million of 6.75% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) in a private placement transaction. We used a portion of the net proceeds from the 2028 Notes to repurchase $200 million of the 2026 Notes and to fund the repayment of $9.7 million outstanding under a term loan facility. The transaction delivered additional liquidity while minimizing dilution.

Weather Events

The second quarter is often the worst and riskiest weather quarter of the year for us. The second quarter 2023 was on track until extreme weather events occurred, including wind, thunderstorm, and hail events in Texas toward the end of the second quarter, which resulted in an estimated $5.0 billion in combined industry-wide claims. These extreme weather events compared to historic trends negatively impacted our operating results in the second quarter within the Insurance Segment by approximately $18 million, net of third-party reinsurance.

Subsequent Event

In the third quarter of 2023, Homeowners of America (“HOA”), a subsidiary of Porch Group, discovered that Vesttoo Ltd (“Vesttoo”), which arranged capital for one of our reinsurance contracts, faced allegations of fraudulent activity in connection with collateral it provided to HOA and certain other third parties. We immediately began investigating the rapidly evolving situation and have been moving quickly to analyze the impact on our business. Additionally, we have communicated and met with regulators and other key stakeholders regarding the evolving situation. The agreement with this reinsurer provided partial quota share coverage as well as up to approximately $175 million in a catastrophic event.

As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated its reinsurance contract with the reinsurer on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary. We recognized in the second quarter a charge of $48.2 million in provision for doubtful accounts in the unaudited condensed consolidated statements of operations to reduce the net recorded balance receivable from the reinsurance contract as of June 30, 2023, to equal the $47.6 million collateral we subsequently collected from the trust in the third quarter. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights with respect to the letter of credit required by the reinsurance contract in the amount of $300 million as additional collateral, and to seek recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.

Although advisors to the issuing bank have alleged the letter of credit is invalid, HOA received the original letter of credit documents from one of the bank’s branches and believed its partners had performed appropriate due diligence on the bank and the letter of credit. HOA is currently seeking to understand its rights under the letter of credit.

HOA has already secured supplemental reinsurance coverage in the amount of approximately $42 million and is currently seeking additional supplemental reinsurance coverage (whether from Porch Group’s captive reinsurer, third parties or a combination thereof) in order to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event, and to satisfy regulatory and rating agency requirements. There can be no guarantee or assurance that HOA will be successful in obtaining sufficient supplemental coverage. Regardless of whether additional supplemental coverage is obtained, HOA will continue to remain responsible and committed with respect to all claims and claim settlement expenses under its policies, including claims incurred but not yet reported for prior periods and claims and expenses that are no longer subject to the reimbursement rights in favor of HOA under the terminated reinsurance contract.

Please see Note 16 in the Notes to Condensed Consolidated Financial Statements for additional details regarding the financial impacts related to the termination of this reinsurance contract. Please also see Part II, Item 1A. “Risk Factors” for specific risks related to the termination of this reinsurance contract.

Key Factors Affecting Operating Results

We have been implementing our strategy as a vertical software platform for the home by providing software and services to approximately 30,700 pre-and-post move home service providers including inspectors, real estate, title, and mortgage companies. Our Insurance segment continues to grow in scale through both premium growth and geographic expansion. The following key factors affected our operating results in the three and six months ended June 30, 2023:

●	The U.S. housing market continues to see impacts from higher interest rates, existing home inventory tightening, and affordability challenges that are impacting the Vertical Software segment. For the quarter ended June 30, 2023, existing home sales have declined over 21% year over year.
●	During the second quarter of 2023, a series of uncommon and extreme weather events resulted in a negative impact of approximately $18 million on Adjusted EBITDA (Loss) in our Insurance segment.
●	In March 2023, we completed the acquisitions of the Florida and California operations of Residential Warranty Services (“RWS”). We had previously completed the acquisition of substantially all of the operations of RWS on April 1, 2022, other than the operations located in Florida and California which were delayed pending regulatory approval.
●	In March 2023, we filed an application for a Reciprocal Exchange with the Texas Department of Insurance (“TDI”). The application is currently being reviewed by the TDI.
●	We continued our insurance strategic initiatives by moving to 50% reinsurance ceding and not renewing certain higher risk policies. We are focused on improving overall underwriting performance by increasing premiums and claim deductibles where appropriate.
●	In February 2023, we successfully launched Porch Warranty offering.
●	Our warranty business entered new partnerships with certain businesses where we utilize a co-branded journey to provide exclusive home service offerings to utility customers, including warranties.
●	We continue to develop software for customers, including the expansion of our suite of solutions for customers and partners at Floify. A new module version was rolled out within Rynoh, and a new version of report writer for inspectors was launched as part of the home inspection solution.
●	Our moving business launched a ‘Fixed Price’ product which makes the moving journey simpler for moving companies and consumers.
●	We have rolled out our app to all eligible ISN companies, with the recall check monitoring being popular with consumers.
●	We are now approved in 11 states to use our unique data to improve risk accuracy in pricing policies for our customers. This means we can charge a lower price for policies which are low-risk and more accurately price higher risk policies.
●	We are expanding our distribution channels by partnering with third-party insurance agencies and sharing commissions. We send them customer leads, enabling them to access Porch’s unique and valuable customer ecosystem to grow their businesses and enabling us to expand our insurance distribution capacity.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its consolidated subsidiaries and were prepared in accordance with GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

We operate in two operating segments: Vertical Software and Insurance. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. We have determined that our Chief Executive Officer is the CODM.

Components of Results of Operations

Total Revenue

We generate revenue in the following ways:

●	Insurance revenue in the form of insurance and warranty premiums, policy fees, commissions from reinsurers and other insurance-related fees generated through its owned insurance carrier, as well as commissions from third-party insurance carriers where we act as an independent agent;
●	Software and service subscription revenue generated from fees paid by companies for access to our software and provision of services;
●	Move and post-moved related transaction revenue – Move-related revenue through fees received for connecting homeowners to service providers during time of a move including movers, TV/Internet, warranty, and security monitoring providers; and post-move related revenue in the form of fees earned from introducing homeowners to home service professionals including handymen, plumbers, electricians, roofers, etc.

The Insurance segment includes revenue generated from various property-related insurance policies through our own risk-bearing carrier and independent agency as well as risk-bearing home warranty companies. We collect policy fees from policyholders of our own underwritten homeowners insurance products, reinsurers pay us ceding commissions when premiums are ceded from owned insurance products, revenues are earned in the form of policy premiums collected from insureds from owned insurance products, and third-party insurance companies pay our agency upfront and renewal commissions for selling their policies. The Insurance segment also includes home warranty revenue which mainly consists of premiums paid by warranty customers for our home warranty products.

The Vertical Software segment includes revenue from software and services subscription revenue, move-related transactions revenue and post-move-related transaction revenue. Software and service subscription revenue primarily relates to subscriptions to our software offerings across a number of verticals. Our subscription arrangements for this revenue stream do not provide the customer with the right to take possession of the software supporting the cloud-based application services. Our standard subscription contracts are monthly contracts in which pricing is based on a price per user or seat, or a specified price per inspection completed through the software. We also sell marketing software and services to companies who want to advertise to movers. Marketing software and service fees are primarily contractual monthly recurring billings. Fees earned for providing access to the subscription software are non-refundable and there is no right of return. Revenue is recognized based on the amount to which we are entitled for providing access to the subscription software during the monthly contract term.

 Move-related transactions revenue is generated when we connect consumers with service providers including movers, TV/Internet, and security monitoring companies. We earn revenue when consumers purchase services from these third-party providers. For select moving jobs, we will select the mover, set the price, and manage the job end-to-end; here, we generate revenue based on the full job value.

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

The categories of operating expenses, other than impairment loss on intangible assets and goodwill, include both cash expenses and non-cash charges such as stock-based compensation, depreciation, and amortization. Depreciation and amortization are recorded in all operating expense categories and consist of depreciation of property, equipment, and software and amortization of intangible assets.

Cost of revenue primarily consists of insurance losses and loss adjustment expenses, claims personnel costs, warranty claims, third-party providers for executing moving labor and handyman services when we are managing the job, data costs related to marketing campaigns, certain call center costs, credit card processing, and merchant fees.

Selling and marketing expenses primarily consist of payroll, employee benefits, stock-based compensation, other headcount-related costs associated with sales efforts directed toward companies and consumers, and amortization of deferred policy acquisition costs (“DAC”) of new and renewal insurance contracts. Also included are any direct costs to acquire customers such as search engine optimization, marketing costs, and affiliate and partner leads.

Selling and marketing costs are classified as either fixed or variable. Fixed selling and marketing costs primarily consist of compensation of sales management, professional fees, and software costs that do not vary with sales volumes. Variable selling and marketing costs consist of DAC amortized to expense reduced by ceding commissions paid by reinsurance companies, third-party leads, affiliates and partner leads, paid search engine optimization and marketing, advertising costs, and compensation for individuals in certain sales and marketing departments that vary with sales volumes.

Product and technology development costs primarily consist of payroll, employee benefits, stock-based compensation, other headcount-related costs associated with product development, net of costs capitalized as internally developed software. Also included are cloud computing, hosting and other technology costs, software subscriptions, professional services, and amortization of internally developed software.

General and administrative expenses primarily consist of expenses associated with functional departments for finance, legal, human resources, and executive management. The primary categories of expenses include payroll, employee benefits, stock-based compensation, other headcount-related costs, rent for office space, legal and professional fees, taxes, licenses and regulatory fees, merger and acquisition transaction costs, and other administrative costs.

Impairment loss on intangible assets and goodwill results from circumstances when the fair value of a reporting unit or asset group is less than its carrying amount. Goodwill and indefinite-lived intangible assets are subject to annual impairment assessments. All intangible assets and goodwill are also subject to impairment assessments whenever facts and circumstances indicate that these assets may be impaired. See Critical Accounting Estimates for the description of methods used to determine these impairment losses.

Critical Accounting Estimates

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

At least quarterly, we evaluate estimates and assumptions and make changes accordingly. For information on our significant accounting policies, see Note 1 (Description of Business and Summary of Significant Accounting Policies) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.

During the three and six months ended June 30, 2023, we identified various qualitative factors with respect to long-lived assets and goodwill in our reporting units that collectively indicated that there were triggering events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries.

Impairment of Long-Lived Assets

In the first quarter of 2023, we recorded impairment charges of $2.0 million, primarily related to acquired technology, trademarks and tradenames, and customer relationships for certain businesses within our Vertical Software segment. We used an income approach to determine that the estimated fair value of the asset group was less than its carrying value. Impairment charges are included in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations.

Impairment of Goodwill

During the first and second quarters of 2023, we performed a valuation of the Vertical Software and Insurance reporting units using a combination of market and income approaches based on peer performance and discounted cash flow or dividend discount model methodologies.

The results of the quantitative impairment assessment as of March 31, 2023, indicated that the fair value of our Vertical Software reporting unit exceeded its carrying value by less than 5%, and the fair value of our Insurance reporting unit exceeded its carrying value by less than 10%.

The results of the quantitative impairment assessment as of June 30, 2023, indicated that the carrying value of the Insurance reporting unit exceeded its estimated fair value. As such, we determined that the goodwill allocated to the Insurance reporting unit was impaired as of June 30, 2023. Impairment charges of $55.2 million are included in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023. See Note 6 for a discussion of the impairment analysis.

The results of the quantitative impairment assessment as of June 30, 2023, indicated that the fair value of our Vertical Software reporting unit exceeded its carrying value by less than 10%. As a result, our remaining goodwill balance is at risk of future impairment. We monitor our reporting units at risk of impairment for interim impairment indicators and believe that the estimates and assumptions used in the calculations are reasonable as of June 30, 2023. We also reconcile the fair value of our reporting units to our market capitalization. Should the fair value of any of our reporting units fall below its carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic environment in the housing and real estate or insurance industries, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods.

There were no other changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K.

Results of Operations

The following table summarizes our consolidated operating results for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollar amounts in thousands)				(dollar amounts in thousands)
Revenue	$98,765	$70,915	$27,850	39%	$186,134	$134,482	$51,652	38%
Operating expenses:
Cost of revenue	81,330	29,251	52,079	178%	132,605	54,467	78,138	143%
Selling and marketing	34,637	29,160	5,477	19%	67,222	55,237	11,985	22%
Product and technology	15,495	15,777	(282)	(2)%	29,445	30,009	(564)	(2)%
General and administrative	22,779	28,297	(5,518)	(20)%	48,608	54,896	(6,288)	(11)%
Provision for doubtful accounts	48,718	108	48,610	45,009%	48,955	207	48,748	23,550%
Impairment loss on intangible assets and goodwill	55,211	—	55,211	—%	57,232	—	57,232	—%
Total operating expenses	258,170	102,593	155,577	152%	384,067	194,816	189,251	97%
Operating loss	(159,405)	(31,678)	(127,727)	403%	(197,933)	(60,334)	(137,599)	228%
Other income (expense):
Interest expense	(8,775)	(1,925)	(6,850)	356%	(10,963)	(4,352)	(6,611)	152%
Change in fair value of earnout liability	—	2,587	(2,587)	(100)%	—	13,766	(13,766)	(100)%
Change in fair value of private warrant liability	15	4,078	(4,063)	(100)%	360	14,267	(13,907)	(97)%
Change in fair value of derivatives	(2,950)	—	(2,950)	—%	(2,950)	—	(2,950)	—%
Gain on extinguishment of debt	81,354	—	81,354	—%	81,354	—	81,354	—%
Investment income and realized gains, net of investment expenses	1,249	243	1,006	414%	2,007	440	1,567	356%
Other income (expense), net	1,578	(162)	1,740	(1,074)%	2,340	(107)	2,447	(2,287)%
Total other income (expense)	72,471	4,821	67,650	1,403%	72,148	24,014	48,134	200%
Loss before income taxes	(86,934)	(26,857)	(60,077)	224%	(125,785)	(36,320)	(89,465)	246%
Income tax benefit (provision)	(29)	(468)	439	(94)%	82	(290)	372	(128)%
Net loss	$(86,963)	$(27,325)	$(59,638)	218%	$(125,703)	$(36,610)	$(89,093)	243%

Revenue

Three months ended June 30, 2023, compared to three months ended June 30, 2022

Total revenue increased by $28 million, or 39%, from $70.9 million in the three months ended June 30, 2022, to $98.8 million in the same period in 2023, driven by revenue in our Insurance segment as a result of increases in per-policy premiums and lower reinsurance ceding. This increase was partially offset by a 19%, or $8.1 million, decrease in revenue in our Vertical Software segment due to a 21% reduction in year-over-year industry home sales which adversely affected our moving business.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

The overall 38% increase in year-to-date revenue compared to the same period last year was primarily driven by the 114%, or $65.6 million, increase in revenue in our Insurance segment as a result of higher warranty sales and renewals as well as increases in per-policy premiums and lower reinsurance ceding. This increase was partially offset by an 18%, or $13.9 million, decrease in revenue in our Vertical Software segment due to a 23% reduction in year-over-year industry home sales which adversely affected our moving business.

Cost of Revenue

Three months ended June 30, 2023, compared to three months ended June 30, 2022

Cost of revenue increased by $52.1 million, or 178%, from $29.3 million in the three months ended June 30, 2022, to $81.3 million in the same period in 2023. The 178% increase in quarter-to-date cost of revenue was primarily the result of increased insurance claims costs due to the extreme weather toward the end of the second quarter of 2023, the reduction in reinsurance ceding, and the 2022 acquisition of the RWS warranty business, all in the Insurance Segment. As a percentage of revenue, cost of revenue represented 82% of revenue in the three months ended June 30, 2023, compared with 41% in the same period in 2022.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

The 143% increase in year-to-date cost of revenue was primarily result of increased insurance claims costs due to catastrophic weather events toward the end of the second quarter of 2023 and the strategic reduction in reinsurance ceding in the Insurance Segment. The RWS warranty business acquired in 2022 resulted in $1.0 million additional cost of revenue in the current year-to-date period when compared to prior year. As a percentage of revenue, cost of revenue represented 71% of revenue in the three months ended June 30, 2023, compared with 41% in the same period of 2022.

Selling and Marketing

Three months ended June 30, 2023, compared to three months ended June 30, 2022

Selling and marketing expenses increased by $5.5 million, or 19%, from $29.2 million in the three months ended June 30, 2022, to $34.6 million in the same period in 2023. An increase in the Insurance segment’s variable policy acquisition and marketing expenses was partially offset by a decrease in Vertical Software segment costs that were consistent with the decrease in revenue in that segment. As a percentage of revenue, selling and marketing expenses represented 35% of revenue in the three months ended June 30, 2023 compared with 41% in the same period in 2022.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

The 22% increase in year-to-date selling and marketing expenses compared to prior year is due to higher costs in the Insurance segment’s variable policy acquisition and marketing expenses. As a percentage of revenue, selling and marketing expenses represented 36% of revenue in the current year-to-date period compared to 41% of revenue in the same period last year.

Product and Technology

Three months ended June 30, 2023, compared to three months ended June 30, 2022

Product and technology expenses decreased by $0.3 million, or 2%, from $15.8 million in the three months ended June 30, 2022, to $15.5 million in the same period in 2023. As a percentage of revenue, product and technology expenses represented 16% of revenue in the three months ended June 30, 2023, compared with 22% in the same period in 2022. The decrease is mainly due to lower depreciation and amortization expense.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

Product and technology expenses decreased by $0.6 million, or 2%, from $30.0 million in the six months ended June 30, 2022, to $29.4 million in the same period in 2023. As a percentage of revenue, product and technology expenses represented 16% of revenue in the six months ended June 30, 2023, compared with 22% in the same period in 2022. The decrease is mainly due to lower depreciation and amortization expense.

General and Administrative

Three months ended June 30, 2023, compared to three months ended June 30, 2022

General and administrative expenses decreased by $5.5 million, or 20%, from $28.3 million in three months ended June 30, 2022, to $22.8 million in the same period in 2023, primarily due to a $2.7 million non-cash gain on revaluation of contingent consideration during the three months ended June 30, 2023, compared to a $1.4 million non-cash loss on revaluation in the same period in 2022, which contributed $4.1 million to the overall decrease. Successful expense control efforts drove the remaining decrease.

As a percentage of revenue, general and administrative expenses represented 23% of revenue in the three months ended June 30, 2023, compared with 40% in the same period in 2022.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

General administrative expenses for the six months ended June 30, 2023, decreased by $6.2 million, or 11%, compared to the same period last year. The decrease was primarily due to a $2.8 million non-cash gain on revaluation of contingent consideration during the current year compared to a $4.7 million non-cash loss on revaluation in the same period in 2022, which contributed $7.5 million to the overall decrease. This decrease was partially offset by higher professional fees and additional investment in corporate resources and systems in the first quarter of 2023.

Provision for Doubtful Accounts

Three and six months ended June 30, 2023, compared to three and six months ended June 30, 2022

In the second quarter of 2023, we wrote off approximately $48.2 million of reinsurance balance due from a reinsurer as described in Note 16 of the notes to the unaudited condensed consolidated financial statements. There was no significant write-off of reinsurance balance due in the same period last year.

Impairment Loss on Intangible Assets and Goodwill

Three months ended June 30, 2023, compared to three months ended June 30, 2022

In the three months ended June 30, 2023, we recorded a goodwill impairment charge of $55.2 million in our Insurance segment. This impairment follows a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, and volatile weather. There were no impairment losses on intangible assets and goodwill in the same period in 2022.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

In the second quarter of 2023, we recorded a goodwill impairment charge of $55.2 million in our Insurance segment. In the first quarter of 2023, we recorded a $2.0 million impairment charge on intangible assets in our Vertical Software segment. These impairments follow a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. There were no impairment charges in the corresponding period last year.

Interest Expense

Three months ended June 30, 2023, compared to three months ended June 30, 2022

Interest expense increased by $6.9 million, or 356%, from $1.9 million in the three months ended June 30, 2022, to $8.8 million in the same period in 2023. The increase is mainly due to interest at a higher weighted average rate on a higher aggregate debt balance after issuance of the 2028 Notes in April 2023. The non-cash amortization of debt discount and issuance costs also contributed to the increase.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

Year-to-date interest expense, increased by $6.6 million, or 152%, from $4.4 million in the same period in 2022. The increase is mainly due to interest at a higher weighted average rate on a higher aggregate debt balance after issuance of the 2028 Notes in April 2023. The non-cash amortization of debt discount and issuance costs also contributed to the increase.

Change in Fair Value of Earnout Liability

Three months ended June 30, 2023, compared to three months ended June 30, 2022

The fair value of the earnout liability changed more in the second quarter of 2022 than in the same quarter this year. The decrease in our common stock price drove the change and was more pronounced during the second quarter of 2022 than in the second quarter of 2023.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

The fair value of the earnout liability changed more in the six months ended June 30, 2022, than in the same period this year. The decrease in our common stock price drove the change and was more pronounced in 2022 than in 2023.

Change in Fair Value of Private Warrant Liability

Three months ended June 30, 2023, compared to three months ended June 30, 2022

The fair value of the private warrant liability changed more in the second quarter of 2022 than in the same quarter this year. The decrease in our common stock price drove the change and was more pronounced during the second quarter of 2022 than in the second quarter of 2023.

Six months ended June 30, 2023, compared to six months ended June 30, 2022:

The fair value of the private warrant liability changed more in the six months ended June 30, 2022, than in the same period this year. The decrease in our common stock price drove the change and was more pronounced in 2022 than in 2023.

Change in Fair Value of Derivatives

Three and six months ended June 30, 2023, compared to three and six months ended June 30, 2022

In connection with the issuance of the 2028 Notes in April 2023 and in accordance with GAAP, certain features of the notes were bifurcated and accounted for separately from the notes. These features are recorded as derivatives, and changes in their fair value are recognized in net loss each period. There were no corresponding derivatives in prior year.

Gain on Extinguishment of Debt

Three months ended June 30, 2023, compared to three months ended June 30, 2022

In connection with the partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt. See Note 7 in the notes to the unaudited condensed consolidated financial statements.

Six months ended June 30, 2023, compared to six months ended June 30, 2022:

In connection with the partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt. See Note 7 in the notes to the unaudited condensed consolidated financial statements.

Investment Income and Realized Gains, Net of Investment Expenses

Three months ended June 30, 2023, compared to three months ended June 30, 2022

Investment income and realized gains, net of investment expenses, were $1.2 million and $0.2 million in the three months ended June 30, 2023 and 2022, respectively. Total investments balance was $92.7 million at June 30, 2023, and $64.4 million at June 30, 2022. A higher investment balance was the primary reason for the increased investment income.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

Investment income and realized gains, net of investment expenses, were $2.0 million and $0.4 million in the six months ended June 30, 2023 and 2022, respectively. Total investments balance was $92.7 million at June 30, 2023, and $64.4 million at June 30, 2022. A higher investment balance was the primary reason for the increased investment income.

Income Tax Benefit

Three months ended June 30, 2023, compared to three months ended June 30, 2022

Income tax provision of less than $0.1 million and $0.5 million was recognized for the three months ended June 30, 2023 and 2022, respectively. The difference between the effective tax rates for the 2022 and 2023 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

Income tax benefit of $0.1 million and income tax provision of $0.3 million was recognized for the six months ended June 30, 2023 and 2022, respectively. The difference between the effective tax rates for the 2022 and 2023 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.

Segment Results of Operations

We operate the business as two reportable segments that are also operating segments: Vertical Software and Insurance. For additional information about these segments, see Note 14 (Segment Information) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.

Segment Revenue

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Vertical Software Segment	Insurance Segment	Vertical Software Segment	Insurance Segment
Revenue:
Software and service subscriptions	$17,524	$—	$34,333	$—
Move-related transactions	12,246	—	20,015	—
Post-move transactions	4,665	—	8,714	—
Insurance	—	64,330	—	123,072
Total revenue	$34,435	$64,330	$63,062	$123,072

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Vertical Software Segment	Insurance Segment	Vertical Software Segment	Insurance Segment
Revenue:
Software and service subscriptions	$19,847	$—	$37,078	$—
Move-related transactions	17,458	—	29,586	—
Post-move transactions	5,235	—	10,280	—
Insurance	—	28,375	—	57,538
Total revenue	$42,540	$28,375	$76,944	$57,538

Three months ended June 30, 2023, compared to three months ended June 30, 2022

For the three months ended June 30, 2023, Vertical Software segment revenue was $34.4 million or 35% of total revenue. For the three months ended June 30, 2022, Vertical Software segment revenue was $42.5 million or 60% of total revenue. The decrease in revenue is primarily driven by a 21% reduction in year-over-year industry home sales which adversely affected our moving business.

Insurance segment revenue was $64.3 million or 65% of total revenue for the three months ended June 30, 2023. Insurance segment revenue was $28.4 million or 40% of total revenue for the three months ended June 30, 2022. The increase is mainly driven by higher warranty sales and insurance renewals as well as increases in per-policy premiums and lower reinsurance ceding.

Six months ended June 30, 2023, compared to six months ended June 30, 2022

For the six months ended June 30, 2023, Vertical Software segment revenue was $63.0 million or 34% of total revenue. For the six months ended June 30, 2022, Vertical Software segment revenue was $76.9 million or 57% of total revenue. The decrease in revenue is mainly driven by a 23% reduction in year-over-year industry home sales which adversely affected our moving business.

Insurance segment revenue was $123.1 million or 66% of total revenue for the six months ended June 30, 2023. Insurance segment revenue was $57.5 million or 43% of total revenue for the six months ended June 30, 2022. The increase is mainly driven by higher warranty sales and renewals as well as increases in per-policy premiums and lower reinsurance ceding.

Segment Adjusted EBITDA (Loss)

Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, sales and marketing, product and technology, general and administrative expenses, and provision for doubtful accounts. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations. See Note 14 (Segment Information) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report for reconciliations to GAAP consolidated financial information for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA (Loss):
Vertical Software	$1,816	$5,652	$1,420	$8,536
Insurance	(31,181)	(5,609)	(38,366)	(5,394)
Subtotal	(29,365)	43	(36,946)	3,142
Corporate and other	(13,769)	(15,048)	(28,070)	(28,503)
Adjusted EBITDA (Loss)	$(43,134)	$(15,005)	$(65,016)	$(25,361)

Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $(31.2) million in the second quarter of 2023, representing 72% of Adjusted EBITDA (Loss) for the same period. Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $(38.4) million in the six months ended June 30, 2023, compared to $(5.4) million in the same period last year. This was a significantly larger loss than the same period last year due to extreme weather events toward the end of the second quarter of 2023 and hardened reinsurance markets. Our insurance carrier continues to focus on underwriting performance, including future premium per policy increases, increasing deductibles, and expanding the number of states where we are approved to use our unique data to better price risk.

Vertical Software Segment Adjusted EBITDA (Loss) was $1.8 million in the second quarter of 2023 and $1.4 million in the six months ended June 30, 2023, impacted by the soft housing market and inflationary pressures in fixed costs.

Corporate expenses were $13.8 million in the second quarter of 2023, a $1.3 million decrease from the same period in the prior year due to strong expense control, and $28.1 million in the current year-to-date period, which is consistent with the same period in the prior year. Corporate expenses decreased to 14% of total revenue for the three-month period ended June 30, 2023, from 21% in the same period in the prior year.

Non-GAAP Financial Measures

This Quarterly Report includes non-GAAP financial measures, such as Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) as a percent of revenue.

We define Adjusted EBITDA (Loss) as net income (loss) adjusted for interest expense; income taxes; depreciation and amortization; gain or loss on extinguishment of debt; other expense (income), net; impairments of intangible assets and goodwill; provision for doubtful accounts related to reinsurance, or related recoveries; impairments of property, equipment, and software; stock-based compensation expense; mark-to-market gains or losses recognized on changes in the value of contingent consideration arrangements, earnouts, warrants, and derivatives; restructuring costs; acquisition and other transaction costs; and non-cash bonus expense. Adjusted EBITDA (Loss) as a percent of revenue is defined as Adjusted EBITDA (Loss) divided by total revenue.

Our management uses these non-GAAP financial measures as supplemental measures of our operating and financial performance, for internal budgeting and forecasting purposes, to evaluate financial and strategic planning matters, and to establish certain performance goals for incentive programs. We believe that the use of these non-GAAP financial measures provides investors with useful information to evaluate our operating and financial performance and trends and in comparing our financial results with competitors, other similar companies and companies across different industries, many of which present similar non-GAAP financial measures to investors. However, our definitions and methodology in calculating these non-GAAP measures may not be comparable to those used by other companies. In addition, we may modify the presentation of these non-GAAP financial measures in the future, and any such modification may be material.

You should not consider these non-GAAP financial measures in isolation, as a substitute to or superior to financial performance measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude specified income and expenses, some of which may be significant or material, that are required by GAAP to be recorded in our consolidated financial statements. We may also incur future income or expenses similar to those excluded from these non-GAAP financial measures, and the presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures reflect the exercise of management judgment about which income and expense are included or excluded in determining these non-GAAP financial measures.

Adjusted EBITDA (Loss)

The following table reconciles net loss to Adjusted EBITDA (Loss) for the three and six months ended June 30, 2023 and 2022 (dollar amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(86,963)	$(27,325)	$(125,703)	$(36,610)
Interest expense	8,775	1,925	10,963	4,352
Income tax provision (benefit)	29	468	(82)	290
Depreciation and amortization	6,214	6,416	12,229	12,899
Gain on extinguishment of debt	(81,354)	—	(81,354)	—
Other expense (income), net	(1,578)	162	(2,340)	107
Impairment loss on intangible assets and goodwill	55,211	—	57,232	—
Loss on reinsurance contract (1)	48,244	—	48,244	—
Impairment loss on property, equipment, and software	254	—	254	70
Stock-based compensation expense	6,404	9,702	13,298	15,556
Mark-to-market losses (gains)	279	(5,184)	(220)	(23,347)
Restructuring costs	1,093	—	2,077	—
Acquisition and other transaction costs	258	357	386	1,322
Non-cash bonus expense	—	(1,526)	—	—
Adjusted EBITDA (Loss)	$(43,134)	$(15,005)	$(65,016)	$(25,361)
Adjusted EBITDA (Loss) as a percentage of revenue	(44)%	(21)%	(35)%	(19)%

(1) See Note 16 in the notes to unaudited condensed consolidated financial statements.

Adjusted EBITDA (Loss) for the three months ended June 30, 2023, was $(43.1) million, a $28.1 million increase from Adjusted EBITDA (Loss) of $(15.0) million for the same period in 2022. The increase in Adjusted EBITDA (Loss) in 2023 is primarily driven by extreme weather events, lower ceding, and the macro housing environment affecting primarily the moving business in our Vertical Software segment. Continued investments in sales and marketing and investments in establishing and maintaining the requirements of the Sarbanes-Oxley Act (“SOX”) and other internal controls across IT and accounting organizations further impacted Adjusted EBITDA (Loss).

Adjusted EBITDA (Loss) for the six months ended June 30, 2023, was $(65.0) million, a $39.6 million increase from Adjusted EBITDA (Loss) of $(25.4) million for the same period in 2022. The increase in Adjusted EBITDA (Loss) in 2023 is primarily driven by extreme weather events, lower ceding, and the macro housing environment affecting primarily the moving business in our Vertical Software segment. Continued investments in sales and marketing and investments in establishing and maintaining the requirements of the Sarbanes-Oxley Act (“SOX”) and other internal controls across IT and accounting organizations further impacted Adjusted EBITDA (Loss).

Liquidity and Capital Resources

Since inception, as a private company, we have financed our operations primarily from the sales of redeemable convertible preferred stock and convertible promissory notes, and proceeds from senior secured term loans. On December 23, 2020, we received approximately $269.5 million of aggregate cash proceeds from recapitalization, net of transaction costs, as we began trading publicly. During 2021, we completed a private offering of $425 million aggregate principal amounts of convertible debt maturing in 2026 (the “2026 Notes”) and raised $126.7 million and $4.3 million from the exercise of public warrants and stock options, respectively. Also during 2022, we drew $10.0 million on HOA’s term loan facility.

In April 2023, we issued $333 million of 6.75% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) in a private placement transaction. We used a portion of the net proceeds from the 2028 Notes offering to repurchase $200 million of the 2026 Notes and to fund the repayment of $9.7 million outstanding under HOA’s term loan facility, in each case plus accrued interest and unpaid interest thereon and related fees and expenses. We intend to use the remainder of the net proceeds for general corporate purposes.

We participate in an advance funding arrangement with third-party financers that provide us with contract premiums upfront for certain home warranty contracts. We remain obligated to repay these premiums to the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount received by us. As of June 30, 2023, and December 31, 2022, the principal balance of this advance funding arrangement is $5.3 million and $15.7 million. See Note 7 (Debt) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report for additional information.

As of June 30, 2023, we had cash and cash equivalents of $265.6 million and restricted cash of $39.3 million. Restricted cash as of June 30, 2023, includes $29.1 million held by our captive insurance company as collateral for the benefit of Homeowners of America (“HOA”), $1.3 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $6.5 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in seventeen states, and $2.4 million related to acquisition indemnifications.

We have incurred net losses since our inception and have an accumulated deficit at June 30, 2023, and December 31, 2022 totaling $713.8 million and $585.0 million, respectively.

As of June 30, 2023, and December 31, 2022, we had $564.0 million and $451.1 million, respectively, of aggregate principal amount outstanding in convertible notes, promissory notes, line of credit, term loan facility, and advance funding arrangement.

Based on our current operating and growth plan, management believes cash and cash equivalents at June 30, 2023, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.

Porch Group, Inc. is a holding company that transacts the majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from its subsidiaries. Our insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of June 30, 2023, our insurance companies held cash and cash equivalents of $99.0 million and investments of $92.7 million.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. We are currently assessing the impact of the subsequent event discussed in the “Recent Developments” section above on capital requirements. We recovered $47.6 million cash collateral in the third quarter of 2023 and are in the process of pursuing additional collateral. HOA has already secured supplemental reinsurance coverage in the amount of approximately $42 million and is currently seeking additional supplemental reinsurance coverage (whether from Porch Group’s captive reinsurer, third parties or a combination thereof) in order to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event, and to satisfy regulatory and rating agency requirements.

We may, at any time and from time to time, seek to retire or purchase its outstanding debt or equity through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table provides a summary of cash flow data for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Net cash used in operating activities	$(8,777)	$(4,156)	$(4,621)	(111)%
Net cash used in investing activities	(7,950)	(38,404)	30,454	79%
Net cash (used in) provided by financing activities	92,972	(155)	93,127	(60,082)%
Change in cash, cash equivalents and restricted cash	$76,245	$(42,715)	$118,960	278.50%

Operating Cash Flows

Net cash used in operating activities was $8.8 million for the six months ended June 30, 2023. Net cash used in operating activities consists of net loss of $125.7 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include impairment loss on goodwill and intangible assets of $57.2 million, stock-based compensation expense of $13.3 million, depreciation and amortization of $12.2 million, non-cash interest expense of $9.8 million, fair value adjustments to contingent consideration of $2.8 million (gain), and fair value adjustments to private warrant liability of $0.4 million (gain). Net changes in working capital were proceeds of cash of $56.2 million, primarily due to higher loss and loss adjustment expense reserves, other insurance liabilities, and accounts receivable offset by decreases in deferred revenue, refundable deposits and accrued expenses, and increases in prepaid expenses and other current assets and reinsurance balance due.

Net cash used in operating activities was $4.2 million for the six months ended June 30, 2022. Net cash used in operating activities consists of net loss of $36.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $15.6 million, depreciation and amortization of $12.9 million, non-cash interest expense of $2.3 million, loss on remeasurement of contingent consideration of $4.7 million, and fair value adjustments to earnout liability and private warrant liability of $13.8 million (gain) and $14.3 million (gain), respectively. Net changes in working capital were net proceeds of cash of $22.9 million, primarily due to increases in deferred revenue, losses and loss adjustment expense reserves and other insurance liabilities, offset by higher reinsurance balance due.

Investing Cash Flows

Net cash used in investing activities was $8.0 million for the six months ended June 30, 2023. Net cash used in investing activities is primarily related to acquisitions, net of cash acquired, of $2.0 million, purchases of investments of $23.6 million, investments in developing internal-use software of $4.7 million, and purchases of property and equipment of $0.7 million. This was offset by the cash inflows related to maturities and sales of investments of $23.0 million.

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

Financing Cash Flows

Net cash provided by financing activities was $93.0 million for the six months ended June 30, 2023. Net cash provided by financing activities is primarily related to the net proceeds from issuance of the 2028 Notes of $112.1 million offset by repurchases of stock of $5.6 million, repayments of advance funding of $2.7 million, debt repayments of $10.2 million and shares repurchased to pay income tax withholdings upon vesting of RSUs of $0.9 million.

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2022. Net cash used in financing activities is primarily related to repayments of advance funding and debt of $9.0 million, shares repurchased to pay income tax withholdings upon vesting of RSUs of $1.9 million and payments of acquisition-related contingent consideration of $1.6 million, partially offset by proceeds from advance funding of $10.7 million.

Off-Balance Sheet Arrangements

Since the date of incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

No recently issued accounting pronouncements are expected to be applicable to our business or materially impact our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023, and December 31, 2022, we have interest-bearing debt of $564.0 million and $451.1 million, respectively. Our 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) have a principal balance of $225 million as of June 30, 2023, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) have a principal balance of $333 million as of June 30, 2023, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Interest expense recognized related to the 2028 Notes was approximately $7.3 million in the three and six months ended June 30, 2023, including $4.4 million contractual interest expense and $2.9 million amortization of debt issuance costs and discount. Because the coupon rates are fixed, interest expense on the 2026 Notes and the 2028 Notes will not change if market interest rates increase. Other debt as of June 30, 2023, totaled $0.3 million and is variable-rate. A 1% increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.

As of June 30, 2023, our insurance subsidiary has a $92.7 million portfolio of fixed income securities and an unrealized loss of $6.1 million, as described in Note 3 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.

As of June 30, 2023, accounts receivable and reinsurance balances due were $24.7 million and $272.5 million, respectively, were not interest-bearing assets, and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.

Inflation Risk

We believe our operations have been negatively affected by inflation and the change in the interest rate environment. General economic factors beyond our control and changes in the global economic environment, specifically fluctuations in inflation, including access to credit under favorable terms, could result in lower revenues, higher costs, and decreased margins and earnings in the foreseeable future. While we take action wherever possible to reduce the impact of the effects of inflation, in the case of sustained inflation across several of the markets in which we operate, it could become increasingly difficult to effectively mitigate the increases to costs. In addition, the effects of inflation on consumers’ budgets could result in the reduction of consumer spending habits, specifically in the move and post-move markets. If unable to take actions to effectively mitigate the effect of the resulting higher costs, our profitability and financial position could be materially and adversely impacted.

Foreign Currency Risk

There was no material foreign currency risk for the three and six months ended June 30, 2023. Our activities to date have been conducted primarily in the United States.

Other Risks

We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of June 30, 2023, due to the material weakness in internal control over financial reporting described in Part II, Item 9A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023.

Remediation Plan

Our ongoing remediation efforts related to the above identified material weakness include:

●	Reassessing the existing IT general controls to determine if they are appropriately designed to meet the control objectives;
●	Performing ongoing trainings with control performers to improve documentation that supports effective control activities, including IT general controls over logical user access;

●	Designing and implementing additional monitoring controls necessary to detect misstatements over data produced by relevant financial systems at HOA;
●	Investing in the replacement of systems that do not have the appropriate infrastructure to meet the requirements of our internal control framework; and
●	Expanding the available resources at the Company with experience in designing and implementing control activities, including information technology general controls and automated controls.

These remediation measures may be time-consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness. We plan to continue to assess internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters as they are identified.

Changes in Internal Control over Financial Reporting

Except for actions taken under the Remediation Plan described above in this Part I, Item 4, there has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

During the first six months of 2023, we have continued to take action on initiatives to improve its internal control environment. We have been working to identify and implement specific remediation plans for these control deficiencies and have hired additional personnel to perform and monitor internal control activity. We intend to continue to take action on these initiatives to continue to improve our internal control environment.

Limitations on Effectiveness of Controls and Procedures

As specified above, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 (Commitments and Contingencies) in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation and legal proceedings.

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

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023.

Termination of a reinsurance contract due to distress at one of HOA’s reinsurers may expose HOA and the Company to various risks that could materially and adversely affect HOA’s and the Company’s business, financial condition, and results of operations.

In the third quarter of 2023, HOA, a subsidiary of Porch Group, discovered that for one of its reinsurance contracts for which capital was arranged by Vesttoo Ltd (“Vesttoo”), there are allegations of fraudulent activity in connection with collateral provided to HOA and certain other third parties. As a result, and in accordance with the terms of the reinsurance agreement, HOA terminated its reinsurance contract with the reinsurer on August 4, 2023, with an effective date of July 1, 2023. Had HOA not terminated the contract, the contract would have expired on its own terms on December 31, 2023. The agreement with this reinsurer provided coverage for 40% of HOA’s core book and coverage up to approximately $175 million in a catastrophic event.

Following the effective date of the termination, HOA seized approximately $47.6 million in available liquid collateral from a reinsurance trust, of which HOA was the beneficiary. In addition, HOA has secured supplemental reinsurance coverage in the amount of approximately $42 million and is currently seeking additional supplemental reinsurance coverage (whether from Porch Group, third parties or a combination thereof) in order to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event, and to satisfy regulatory and rating agency requirements. Regardless of whether sufficient coverage is obtained, HOA will continue to remain obligated with respect to all claims and claim settlement expenses under its policies, including claims incurred but not yet reported for prior periods and claims and expenses that are no longer subject to the reimbursement rights in favor of HOA under the terminated reinsurance contract. HOA is also seeking to understand and pursue its rights with respect to the letter of credit required by the reinsurance contract in the amount of $300 million as additional collateral, which advisors to the issuing bank have alleged is invalid.

In the event HOA is unable to enforce or recover the collateral underlying the letter of credit, secure sufficient replacement coverage on terms favorable to HOA, or a severe weather event occurs in the absence of sufficient coverage, HOA and the Company could be subject to significant and unforeseen risks, including, but not limited to, capital, liquidity, regulatory, rating agency, operational, financial, and accounting risks, any or all of which could have material and adverse impact on HOA’s and the Company’s business, operations, financial condition, and results of operations.

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

As a result of these restrictions, we will be limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to capitalize on available business opportunities. Any failure to comply with these covenants could result in a default under our 2028 Notes or instruments governing any future indebtedness of ours. Additionally, our 2028 Notes are secured by a first-priority lien in substantially all assets of Porch Group, Inc. and certain of its domestic subsidiaries. Upon a default, unless waived, amounts due under the 2028 Notes could be accelerated, and the holders of our 2028 Notes could initiate foreclosure proceedings against their collateral, which could potentially force us into bankruptcy or liquidation. In addition, a default under our 2028 Notes indenture could trigger a cross-default under agreements governing any future indebtedness as well as the indenture governing our 2026 Notes. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our 2028 Notes indenture, 2026 Notes indenture or instruments governing our future indebtedness, our business, financial condition, and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Matt Ehrlichman, our Chairman, Chief Executive Officer, and Founder, entered into a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) on June 2, 2023 (the “10b5-1 Plan”). The 10b5-1 Plan is scheduled to terminate on December 31, 2023, and covers the purchase of up to an aggregate of 2,327,777 shares of the Company’s common stock. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered. During the three months ended June 30, 2023, no other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K).

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

4.2

Form of 6.75% Senior Secured Convertible Notes due 2028 (incorporated by reference to Exhibit 4.1, as Exhibit A thereto, of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 21, 2023).

10.1	Form of Subscription Agreement (incorporated by referenced to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 17, 2023).
10.2	Form of Notes Purchase Agreement (incorporated by referenced to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 17, 2023).
10.3+

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

Date: August 9, 2023

PORCH GROUP, INC.

By:	/s/ Shawn Tabak
Name:	Shawn Tabak
Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)