Form 10-Q
period 2023-09-30
Porch Group, Inc.
filed 2023-11-07
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________ to
Commission File Number: 001-39142
___________________________________________________________
Porch Group, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	83-2587663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
411 1st Avenue S., Suite 501, Seattle, WA 98104
(Address of Principal Executive Offices) (Zip Code)
(855) 767-2400
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of November 3, 2023, was 98,874,616.

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$343,008	$215,060
Accounts receivable, net	26,890	26,438
Short-term investments	28,679	36,523
Reinsurance balance due	98,491	299,060
Prepaid expenses and other current assets	45,981	20,009
Restricted cash	18,706	13,545
Total current assets	561,755	610,635
Property, equipment, and software, net	15,660	12,240
Goodwill	191,907	244,697
Long-term investments	86,689	55,118
Intangible assets, net	91,952	108,255
Long-term insurance commissions receivable	13,673	12,265
Other assets	5,748	5,847
Total assets	$967,384	$1,049,057

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$9,054	$6,268
Accrued expenses and other current liabilities	42,257	39,742
Deferred revenue	265,483	270,690
Refundable customer deposits	19,424	20,142
Current debt	1,647	16,455
Losses and loss adjustment expense reserves	129,775	100,632
Other insurance liabilities, current	54,183	61,710
Total current liabilities	521,823	515,639
Long-term debt	431,186	425,310
Operating lease liabilities, non-current	1,897	2,536
Earnout liability, at fair value	44	44
Private warrant liability, at fair value	87	707
Derivative liability, at fair value	26,310	—
Other liabilities	23,217	25,468
Total liabilities	1,004,564	969,704
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value:	10	10
Authorized shares – 400,000,000 and 400,000,000, respectively
Issued and outstanding shares – 98,482,323 and 98,455,838, respectively
Additional paid-in capital	690,024	670,537
Accumulated other comprehensive loss	(7,643)	(6,171)
Accumulated deficit	(719,571)	(585,023)
Total stockholders’ equity (deficit)	(37,180)	79,353
Total liabilities and stockholders’ equity (deficit)	$967,384	$1,049,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(all numbers in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$129,556	$77,353	$315,690	$211,835
Operating expenses:
Cost of revenue	52,961	32,940	185,566	87,407
Selling and marketing	40,135	30,580	107,357	85,817
Product and technology	14,446	14,437	43,891	44,446
General and administrative	28,659	25,083	77,267	79,979
Provision for (recovery of) doubtful accounts	(6,844)	174	42,111	381
Impairment loss on intangible assets and goodwill	—	57,057	57,232	57,057
Total operating expenses	129,357	160,271	513,424	355,087
Operating income (loss)	199	(82,918)	(197,734)	(143,252)
Other income (expense):
Interest expense	(10,267)	(2,152)	(21,230)	(6,504)
Change in fair value of earnout liability	—	43	—	13,809
Change in fair value of private warrant liability	260	124	620	14,391
Change in fair value of derivatives	510	—	(2,440)	—
Gain on extinguishment of debt	—	—	81,354	—
Investment income and realized gains, net of investment expenses	2,485	335	4,492	775
Other income (expense), net	1,185	70	3,525	(37)
Total other income (expense)	(5,827)	(1,580)	66,321	22,434
Loss before income taxes	(5,628)	(84,498)	(131,413)	(120,818)
Income tax benefit (provision)	(116)	22	(34)	(268)
Net loss	$(5,744)	$(84,476)	$(131,447)	$(121,086)

Net loss per share - basic and diluted (Note 15)	$(0.06)	$(0.86)	$(1.37)	$(1.25)

Shares used in computing basic and diluted net loss per share	96,366,613	97,792,485	95,770,676	97,009,351
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(all numbers in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,744)	$(84,476)	$(131,447)	$(121,086)
Other comprehensive loss:
Change in net unrealized loss, net of tax	(1,567)	(2,012)	(1,472)	(6,312)
Comprehensive loss	$(7,311)	$(86,488)	$(132,919)	$(127,398)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(all numbers in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of June 30, 2023	98,168,956	$10	$683,151	$(713,827)	$(6,076)	$(36,742)
Net loss	—	—	—	(5,744)	—	(5,744)
Other comprehensive loss, net of tax	—	—	—	—	(1,567)	(1,567)
Stock-based compensation	—	—	6,979	—	—	6,979
Vesting of restricted stock units	372,514	—	—	—	—	—
Exercise of stock options	7,045	—	2	—	—	2
Income tax withholdings	(66,192)	—	(108)	—	—	(108)
Balances as of September 30, 2023	98,482,323	$10	$690,024	$(719,571)	$(7,643)	$(37,180)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of June 30, 2022	99,440,528	$10	$659,814	$(460,722)	$(4,559)	$194,543
Net loss	—	—	—	(84,476)	—	(84,476)
Other comprehensive loss, net of tax	—	—	—	—	(2,012)	(2,012)
Stock-based compensation	—	—	5,089	—	—	5,089
Vesting of restricted stock awards	1,062,323	—	—	—	—	—
Exercise of stock options	197,758	—	416	—	—	416
Income tax withholdings	(290,284)	—	(957)	—	—	(957)
Balances as of September 30, 2022	100,410,325	$10	$664,362	$(545,198)	$(6,571)	$112,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) – Continued
(all numbers in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2022	98,206,323	$10	$670,537	$(585,023)	$(6,171)	$79,353
Net loss	—	—	—	(131,447)	—	(131,447)
Other comprehensive loss, net of tax	—	—	—	—	(1,472)	(1,472)
Stock-based compensation	—	—	20,277	—	—	20,277
Vesting of restricted stock awards	2,295,474	—	—	—	—	—
Exercise of stock options	11,564	—	10	—	—	10
Income tax withholdings	(634,880)	—	(991)	—	—	(991)
Repurchases of common stock	(1,396,158)	—	—	(3,101)	—	(3,101)
Proceeds from sale of common stock	—	—	191	—	—	191
Balances as of September 30, 2023	98,482,323	$10	$690,024	$(719,571)	$(7,643)	$(37,180)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2021	97,961,597	$10	$641,406	$(424,112)	$(259)	$217,045
Net loss	—	—	—	(121,086)	—	(121,086)
Other comprehensive loss, net of tax	—	—	—	—	(6,312)	(6,312)
Stock-based compensation	—	—	20,645	—	—	20,645
Issuance of common stock for acquisitions	628,660	—	3,552	—	—	3,552
Contingent consideration for acquisitions	—	—	530	—	—	530
Vesting of restricted stock awards	1,871,584	—	—	—	—	—
Exercise of stock options	472,215	—	1,108	—	—	1,108
Income tax withholdings	(523,731)	—	(2,879)	—	—	(2,879)
Balances as of September 30, 2022	100,410,325	$10	$664,362	$(545,198)	$(6,571)	$112,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(131,447)	$(121,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	18,501	21,574
Provision for (recovery of) doubtful accounts	42,111	381
Impairment loss on intangible assets and goodwill	57,232	57,057
Gain on extinguishment of debt	(81,354)	—
Change in fair value of private warrant liability	(620)	(14,391)
Change in fair value of contingent consideration	(3,597)	5,251
Change in fair value of earnout liability and derivatives	2,440	(13,809)
Stock-based compensation	20,277	20,645
Interest expense (non-cash)	20,214	2,287
Other	1,002	3,809
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(1,344)	(6,971)
Reinsurance balance due	159,368	(71,180)
Prepaid expenses and other current assets	(25,972)	(5,295)
Accounts payable	2,778	(248)
Accrued expenses and other current liabilities	(9,323)	(8,001)
Losses and loss adjustment expense reserves	29,143	38,349
Other insurance liabilities, current	(7,527)	15,921
Deferred revenue	(4,696)	71,600
Refundable customer deposits	(12,248)	2,510
Long-term insurance commissions receivable	(1,408)	(4,409)
Other assets and liabilities, net	1,368	(4,346)
Net cash provided by (used in) operating activities	74,898	(10,352)
Cash flows from investing activities:
Purchases of property and equipment	(776)	(1,986)
Capitalized internal use software development costs	(6,923)	(5,803)
Purchases of short-term and long-term investments	(59,851)	(19,446)
Maturities, sales of short-term and long-term investments	35,321	17,794
Acquisitions, net of cash acquired	(1,974)	(37,003)
Net cash used in investing activities	(34,203)	(46,444)
Cash flows from financing activities:
Proceeds from line of credit	—	5,000
Proceeds from advance funding	319	15,115
Repayments of advance funding	(2,962)	(17,571)
Proceeds from issuance of debt	116,667	10,000
Repayments of principal	(10,150)	(150)
Cash paid for debt issuance costs	(4,650)	—
Repurchase of stock	(5,608)	—
Other	(1,202)	(3,396)
Net cash provided by financing activities	92,414	8,998
Net change in cash, cash equivalents, and restricted cash	$133,109	$(47,798)
Cash, cash equivalents, and restricted cash, beginning of period	$228,605	$324,792
Cash, cash equivalents, and restricted cash end of period	$361,714	$276,994

Supplemental schedule of non-cash financing activities
Non-cash reduction in advanced funding arrangement obligations	$11,530	$—
Supplemental disclosures
Cash paid for interest	$2,155	$3,181
Income tax refunds received	$2,380	$—
Non-cash consideration for acquisitions	$—	$14,952
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all numbers in thousands, except share amounts and unless otherwise stated)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Porch Group, Inc. (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a vertical software platform for the home, providing software and services to approximately 31 thousand companies and small businesses. We are a values-driven company whose mission is to simplify the home with insurance at the center. Our Vertical Software segment primarily consists of a vertical software platform for the home that provides software and services to home services companies, consumers, and service providers. Our Insurance segment, with approximately 334 thousand insurance and warranty policies in force, offers various property-related insurance policies through our risk-bearing carrier, our independent agency selling home and auto insurance for over 29 major and regional insurance companies, and our risk-bearing home warranty companies. Our Insurance segment also includes warranty service offerings and a captive reinsurance provider.
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023. The information as of December 31, 2022, included in the unaudited condensed consolidated balance sheets was derived from our audited consolidated financial statements.
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other interim period or future year. Certain prior period amounts have been reclassified to conform to the current year's presentation.
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
Our insurance carrier subsidiary has exposure and remains liable in the event of insolvency of its reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. Five reinsurers represented 63% of our total reinsurance balance due as of September 30, 2023.

Substantially all of our insurance-related revenues in the Insurance segment are derived from customers in Texas (which represent approximately 64% of Insurance segment revenues in the nine months ended September 30, 2023), South Carolina (which represent approximately 11% of Insurance segment revenues in the nine months ended September 30, 2023), North Carolina, Georgia, Virginia, and Arizona, which could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of total revenue for the three and nine months ended September 30, 2023 or 2022. As of September 30, 2023, and December 31, 2022, no individual customer accounted for 10% or more of total accounts receivable.
As of September 30, 2023, we held approximately $309.0 million of cash with four U.S. commercial banks.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We maintain cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.
Restricted cash equivalents as of September 30, 2023, includes $7.7 million held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”), $0.6 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $8.0 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 17 states, and $2.4 million related to acquisition indemnifications. Restricted cash equivalents as of December 31, 2022, includes $5.1 million held by our captive reinsurance business as collateral for the benefit of HOA, $1.0 million held in money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.0 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 19 states, and $2.4 million related to acquisition indemnifications.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the unaudited condensed consolidated statements of cash flows are as follows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$343,008	$215,060
Restricted cash	18,706	13,545
Cash, cash equivalents, and restricted cash	$361,714	$228,605

Accounts Receivable and Long-term Insurance Commissions Receivable
Accounts receivable consist principally of amounts due from enterprise customers, other corporate partnerships, and individual policyholders. We estimate allowances for uncollectible receivables based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at September 30, 2023, and December 31, 2022, was $0.8 million and $0.5 million, respectively.
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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of income and market valuation approaches using publicly traded company multiples in similar businesses. Such fair value measurements are based predominately on Level 3 inputs. This analysis requires significant judgments including an estimate of future cash flows which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 13% to 25%. See Note 6, Intangible Assets and Goodwill, for a discussion of the impairment analysis.
Impairment of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Events that trigger a test for recoverability include a significant decrease in the market price for a long-lived asset, significant negative industry or economic trends, an accumulation of costs significantly in excess of the amount originally expected for the acquisition, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, or a sustained decrease in share price. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on an income approach. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. Management identifies the asset group that includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows.
Throughout 2023, we identified various qualitative factors that collectively indicated triggering events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. We used an income approach to determine that the estimated fair value of a certain asset group was less than its carrying value, which resulted in impairment charges of $2.0 million in the first quarter, primarily related to acquired technology, trademarks and trade names, and customer relationships for certain businesses within the Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023.
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
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by our insurance subsidiary of new or renewal insurance contracts. DAC are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. As of September 30, 2023, and December 31, 2022, DAC of $32.5 million and $8.7 million is included in prepaid expenses and other current assets. Amortized deferred acquisition costs included in selling and marketing expense, amounted to $15.7 million and $5.3 million, for the three months ended September 30, 2023 and 2022, respectively, and $34.3 million and $12.5 million, for the nine months ended September 30, 2023 and 2022, respectively.
Fair Value of Financial Instruments
Fair value principles require disclosures regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered fair value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:
Level 1Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date;

Level 2Observable inputs, other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. This may include active markets for similar assets and liabilities, quoted prices in markets that are not highly active, or other inputs that are observable or can be corroborated by observable market data; and
Level 3Unobservable inputs that are arrived at by means other than current observable market activity.
The level of the least observable significant input used in assessing the fair value determines the placement of the entire fair value measurement in the hierarchy. Management’s assessment of the significance of a particular input to the fair value measurement requires the use of judgment specific to the asset or liability.
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited condensed consolidated balance sheets:

	September 30, 2023	December 31, 2022
Ceded reinsurance premiums payable	$26,369	$29,204
Commissions payable, reinsurers and agents	7,344	21,045
Advance premiums	13,083	8,668
Funds held under reinsurance treaty	5,718	1,851
General and accrued expenses payable	1,669	942
Other insurance liabilities, current	$54,183	$61,710
Income Taxes
Benefit (provision) for income taxes for the three months ended September 30, 2023, and 2022, were $(0.1) million and less than $0.1 million, respectively, and the effective tax rates for these periods were (2.1)% and less than 0.1%, respectively. The difference between our effective tax rates for the 2023 periods and the U.S. statutory rate of 21% was primarily due to a full valuation related to our net deferred tax assets and impact of acquisitions on our valuation allowance. Benefit (provision) for income taxes for the nine months ended September 30, 2023 and 2022, were less than $(0.1) million and $(0.3) million, respectively, and the effective tax rates for these periods were less than (0.1)% and (0.2)%, respectively. The difference between our effective tax rates for the 2022 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.

Note 2. Revenue
Disaggregation of Revenue
Total revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vertical Software segment
Software and service subscriptions	$17,307	$18,086	$51,640	$55,164
Move-related transactions	12,488	21,569	32,503	51,155
Post-move transactions	4,533	5,364	13,247	15,644
Total Vertical Software segment revenue	34,328	45,019	97,390	121,963

Insurance segment
Insurance and warranty premiums, commissions and policy fees	95,228	32,334	218,300	89,872
Total Insurance segment revenue	95,228	32,334	218,300	89,872

Total revenue(1)	$129,556	$77,353	$315,690	$211,835
______________________________________
(1)Revenue recognized during the three months ended September 30, 2023 and 2022, includes revenue of $88.2 million and $19.1 million, respectively, which is accounted for separately from the revenue from contracts with customers. Revenue accounted separately from the revenue from contracts with customers for the nine months ended September 30, 2023 and 2022, was $193.2 million and $56.4 million, respectively.

Disclosures Related to Contracts with Customers
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits. Refundable customer deposits related to contracts with customers were not material at September 30, 2023, and December 31, 2022.
Contract Assets - Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the nine months ended September 30, 2023, is presented below:

Contract Assets
Balance at December 31, 2022	$15,521
Estimated lifetime value of commissions on insurance policies sold by carriers	5,531
Cash receipts	(3,636)
Balance at September 30, 2023	$17,416

As of September 30, 2023, and December 31, 2022, $3.7 million and $3.3 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in current accounts receivable on the unaudited condensed consolidated balance sheets. The remaining $13.7 million and $12.3 million as of September 30, 2023, and December 31, 2022, respectively, of contract assets are expected to be collected after the immediately following 12 months and were included in long-term insurance commissions receivable on the unaudited condensed consolidated balance sheets.

Deferred Revenue
A summary of the activity impacting deferred revenue balances during the nine months ended September 30, 2023, is presented below:

Vertical Software Deferred Revenue
Balance at December 31, 2022	$3,874
Revenue recognized	(12,635)
Additional amounts deferred	12,378
Balance at September 30, 2023	$3,617

Deferred revenue on the unaudited condensed consolidated balance sheet as of September 30, 2023, and December 31, 2022, includes $261.9 million and $266.8 million, respectively, of deferred revenue related to the Insurance segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited condensed consolidated balance sheets, is immaterial as of September 30, 2023, and December 31, 2022.
We have applied the practical expedients provided for in the accounting standards, and does not present revenue related to unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which we recognize revenue at the amount which it has the right to invoice for services performed. Additionally, we exclude amounts related to performance obligations that are billed and recognized as they are delivered.
Warranty Revenue and Related Balance Sheet Disclosures
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. At September 30, 2023, we had $19.3 million, $4.1 million and $2.9 million of refundable customer deposits, deferred revenue, and non-current deferred revenue, respectively. At December 31, 2022, we had $20.0 million, $4.4 million and $1.9 million of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively.
For the three months ended September 30, 2023 and 2022, we incurred $1.6 million and $2.0 million, respectively, in expenses related to warranty claims. For the nine months ended September 30, 2023 and 2022, we incurred $4.1 million and $2.0 million, respectively, in expenses related to warranty claims.

Note 3. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income, net of investment expenses	$2,515	$384	$4,618	$962
Realized gains on investments	61	10	72	16
Realized losses on investments	(91)	(59)	(198)	(203)
Investment income and realized gains (losses), net of investment expenses	$2,485	$335	$4,492	$775

The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

	As of September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$32,651	$15	$(600)	$32,066
Obligations of states, municipalities and political subdivisions	14,939	—	(1,405)	13,534
Corporate bonds	47,258	2	(3,634)	43,626
Residential and commercial mortgage-backed securities	24,173	3	(1,648)	22,528
Other loan-backed and structured securities	3,990	—	(376)	3,614
Total investment securities	$123,011	$20	$(7,663)	$115,368

	As of December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$35,637	$5	$(320)	$35,322
Obligations of states, municipalities and political subdivisions	11,549	2	(1,326)	10,225
Corporate bonds	31,032	32	(2,837)	28,227
Residential and commercial mortgage-backed securities	12,790	11	(1,268)	11,533
Other loan-backed and structured securities	6,804	6	(476)	6,334
Total investment securities	$97,812	$56	$(6,227)	$91,641

The amortized cost and fair value of securities at September 30, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2023
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$27,913	$27,785
Due after one year through five years	31,760	29,980
Due after five years through ten years	26,597	23,797
Due after ten years	8,575	7,664
Residential and commercial mortgage-backed securities	24,175	22,528
Other loan-backed and structured securities	3,991	3,614
Total	$123,011	$115,368

Investments as of September 30, 2023, include $22.5 million of investments held by our captive reinsurance businesses as collateral for the benefit of HOA. Of this amount, $1.9 million is classified as short-term investments, and $20.5 million is classified as long-term investments.
Other-Than-Temporary Impairment
We regularly review our individual investment securities for other-than-temporary impairment. We consider various factors in determining whether each individual security is other-than-temporarily impaired, including:
-the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
-the extent to which the market value of the security has been below its cost or amortized cost;

-general market conditions and industry or sector-specific factors;
-nonpayment by the issuer of its contractually obligated interest and principal payments; and
-our intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.
Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2023	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(533)	$31,214	$(67)	$520	$(600)	$31,734
Obligations of states, municipalities and political subdivisions	(1,174)	11,564	(231)	1,559	(1,405)	13,123
Corporate bonds	(3,070)	37,402	(564)	5,218	(3,634)	42,620
Residential and commercial mortgage-backed securities	(1,110)	19,031	(538)	2,967	(1,648)	21,998
Other loan-backed and structured securities	(366)	3,564	(10)	51	(376)	3,615
Total securities	$(6,253)	$102,775	$(1,410)	$10,315	$(7,663)	$113,090

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2022	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(127)	$10,748	$(193)	$9,824	$(320)	$20,572
Obligations of states, municipalities and political subdivisions	(929)	6,258	(397)	3,504	(1,326)	9,762
Corporate bonds	(1,623)	16,531	(1,214)	10,328	(2,837)	26,859
Residential and commercial mortgage-backed securities	(687)	6,565	(581)	4,952	(1,268)	11,517
Other loan-backed and structured securities	(359)	4,633	(117)	1,094	(476)	5,727
Total securities	$(3,725)	$44,735	$(2,502)	$29,702	$(6,227)	$74,437

At September 30, 2023, and December 31, 2022, there were 596 and 483 securities, respectively, in an unrealized loss position. Of these securities, 86 had been in an unrealized loss position for 12 months or longer as of September 30, 2023.
We believe there were no fundamental issues such as credit losses or other factors with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to be other-than-temporarily impaired at September 30, 2023.

Note 4. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement as of September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$194,989	$—	$—	$194,989
Debt securities:
U.S. Treasuries	32,066	—	—	32,066
Obligations of states and municipalities	—	13,534	—	13,534
Corporate bonds	—	43,626	—	43,626
Residential and commercial mortgage-backed securities	—	22,528	—	22,528
Other loan-backed and structured securities	—	3,614	—	3,614
	$227,055	$83,302	$—	$310,357
Liabilities
Contingent consideration - business combinations (1)	$—	$—	$20,529	$20,529
Contingent consideration - earnout	—	—	44	44
Private warrant liability	—	—	87	87
Embedded derivatives	—	—	26,310	26,310
	$—	$—	$46,970	$46,970

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$6,619	$—	$—	$6,619
Debt securities:
U.S. Treasuries	35,322	—	—	35,322
Obligations of states and municipalities	—	10,225	—	10,225
Corporate bonds	—	28,227	—	28,227
Residential and commercial mortgage-backed securities	—	11,533	—	11,533
Other loan-backed and structured securities	—	6,334	—	6,334
	$41,941	$56,319	$—	$98,260
Liabilities
Contingent consideration - business combinations (2)	$—	$—	$24,546	$24,546
Contingent consideration - earnout	—	—	44	44
Private warrant liability	—	—	707	707
	$—	$—	$25,297	$25,297
______________________________________
(1)The Condensed Consolidated Balance Sheets include $0.7 million in accrued expenses and other current liabilities and $19.9 million in other liabilities as of September 30, 2023, for contingent consideration related to business combinations.
(2)The Condensed Consolidated Balance Sheets include $1.4 million in accrued expenses and other current liabilities and $23.2 million in other liabilities as of December 31, 2022, for contingent consideration related to business combinations.

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
Contingent Consideration – Business Combinations
We estimated the fair value of the business combination contingent consideration related to the Floify LLC (“Floify”) acquisition in October 2021 and triggered by stock price milestones using the Monte Carlo simulation method. The fair value is based on the simulated market price of our common stock over the maturity date of the contingent consideration. As of September 30, 2023, the key inputs used to determine the fair value of $16.6 million included the stock price of $0.80, strike price of $36.00, discount rate of 15.6% and volatility of 95%. As of December 31, 2022, the key inputs used in the determination of the fair value of $15.5 million included the stock price of $1.88, strike price of $36.00, discount rate of 10.3% and volatility of 95%.
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of September 30, 2023, the key inputs used to determine the fair value of $4.3 million were management’s cash flow estimates and the discount rate of 17%. As of December 31, 2022, the key inputs used to determine the fair value of $9.0 million were management’s cash flow estimates and the discount rate of 17%.
Contingent Consideration – Earnout
We estimated the fair value of the earnout contingent consideration using the Monte Carlo simulation method. The fair value of less than $0.1 million is based on the simulated market price of our common stock until the maturity date of the contingent consideration and increased by certain employee forfeitures. As of September 30, 2023, the key inputs used to determine the fair value included exercise price of $22.00, volatility of 100%, forfeiture rate of 15%, and stock price of $0.80 As of December 31, 2022, the key inputs used in the determination of the fair value included exercise price of $22.00, volatility of 100%, forfeiture rate of 15% and stock price of $1.88.
Private Warrants
We estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of September 30, 2023, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 95%, remaining contractual term of 2.23 years, and stock price of $0.80. As of December 31, 2022, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 90%, remaining contractual term of 2.98 years, and stock price of $1.88.
Embedded Derivatives
In connection with the issuance of senior secured convertible notes in April 2023 (see Note 7) and in accordance with Accounting Standards Codification 815-15, Derivatives and Hedging – Embedded Derivatives, certain features of the senior secured convertible notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Repurchase option. If more than $30 million aggregate principal amount of the 2026 Notes remains outstanding on June 14, 2026, the 2028 Note holders have the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes, in principal amounts of one thousand  dollars or an integral number thereof, at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
•Fundamental change option. If we undergo a fundamental change, as defined in the indenture governing the 2028 Notes and subject to certain conditions, holders of the 2028 Notes have the right to require us to repurchase for cash all or any portion of their 2028 Notes, in principal amounts of one thousand dollars or an integral multiple thereof, at a repurchase price equal to 105.25% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. A fundamental change includes events such as a change in control, recapitalization, liquidation, dissolution, or delisting.
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023 exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0.
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
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

	Contingent Consideration - Earnout	Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2022	$44	$24,546	$—	$707
Additions	—	—	23,870	—
Settlements	—	(420)	—	—
Change in fair value, loss (gain) included in net loss(1)	—	(3,597)	2,440	(620)
Fair value as of September 30, 2023	$44	$20,529	$26,310	$87

	Contingent Consideration - Earnout	Contingent Consideration - Business Combinations	Private Warrant Liability
Fair value as of December 31, 2021	$13,866	$9,617	$15,193
Additions	—	8,900	—
Settlements	—	(540)	—
Change in fair value, loss (gain) included in net loss(1)	(13,809)	5,251	(14,391)
Fair value as of September 30, 2022	$57	$23,228	$802
______________________________________
(1)Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the unaudited condensed consolidated statements of operations. Changes in the fair value of the embedded derivatives are included in change in fair value of derivatives in the unaudited condensed consolidated statements of operations.

Fair Value Disclosure
As of September 30, 2023, and December 31, 2022, the fair value of the 2026 Notes (see Note 7) is $73.4 million and $238.6 million, respectively. The decrease of $165.2 million is primarily due to the decline in the stock price at September 30, 2023, as compared to December 31, 2022. As of September 30, 2023, the fair value of the 2028 Notes (see Note 7) was $195.0 million. The fair values of the line of credit, advance funding arrangement and other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 5. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	September 30, 2023	December 31, 2022
Software and computer equipment	$8,288	$8,326
Furniture, office equipment, and other	1,549	2,118
Internally developed software	22,204	17,128
Leasehold improvements	1,176	1,178
	33,217	28,750
Less: Accumulated depreciation and amortization	(17,557)	(16,510)
Property, equipment, and software, net	$15,660	$12,240

Depreciation and amortization expense related to property, equipment, and software was $1.4 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of September 30,2023	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	9.0	$69,504	$(21,823)	$47,681
Acquired technology	5.0	36,041	(20,815)	15,226
Trademarks and tradenames	10.0	23,443	(6,175)	17,268
Non-compete agreements	3.0	616	(443)	173
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,734	(3,090)	6,644
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$144,698	$(52,746)	$91,952

As of December 31,2022	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	9.0	$69,730	$(15,079)	$54,651
Acquired technology	5.0	37,932	(16,468)	21,464
Trademarks and tradenames	10.0	25,071	(5,724)	19,347
Non-compete agreements	3.0	619	(407)	212
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,734	(2,113)	7,621
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$148,446	$(40,191)	$108,255

The aggregate amortization expense related to intangibles was $4.9 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively, and $14.7 million and $18.5 million for the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, we recorded impairment charges of $2.0 million, primarily related to acquired technology, trademarks and trade names, and customer relationships for an asset group within the Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2023.

Balance as of December 31, 2022, net of accumulated impairment of $43.8 million	$244,697
Acquisition	2,421
Impairment loss	(55,211)
Balance as of September 30, 2023, net of accumulated impairment of $99.0 million	$191,907

During each of the first three quarters of 2023, management identified various qualitative factors that collectively indicated triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. We performed a valuation of the Vertical Software and Insurance reporting units using a combination of market and income approaches based on peer performance and discounted cash flow or dividend discount model methodologies. The goodwill impairment analysis required significant judgments to calculate the fair value of the reporting units, including internal forecasts and determination of weighted average cost of capital. Management considers historical experience and all available information at the time the fair values are estimated. Assumptions are subject to a high degree of judgment and complexity.
The results of the quantitative impairment assessment as of March 31, 2023, indicated that the fair value of the Vertical Software reporting unit exceeded its carrying value by less than 5%, and the fair value of the Insurance reporting unit exceeded its carrying value by less than 10%.
The results of the quantitative impairment assessment as of June 30, 2023, indicated that the carrying value of the Insurance reporting unit exceeded its estimated fair value. As such, we determined that the goodwill allocated to the Insurance reporting unit was impaired as of June 30, 2023. An impairment charge of $55.2 million was recognized in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations in the second quarter. The results of the quantitative impairment assessment as of June 30, 2023, indicated that the fair value of our Vertical Software reporting unit exceeded its carrying value by less than 10%.
The results of the quantitative impairment assessment as of September 30, 2023, indicated that the fair value of the Vertical Software reporting unit exceeded its carrying value by approximately 5%. As a result, the remaining goodwill balance at Vertical Software is at risk of future impairment. We monitor our reporting units at risk of impairment for interim impairment indicators and believe that the estimates and assumptions used in the calculations are reasonable as of

September 30, 2023. We also reconcile the fair value of our reporting units to our market capitalization. Should the fair value of any of our reporting units fall below its carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic environment in the housing and real estate or insurance industries, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods.

Note 7. Debt
The following tables summarize outstanding debt as of September 30, 2023, and December 31, 2022.

	Principal	Unaccreted Discount	Debt Issuance Costs	Carrying Value
Convertible senior notes, due 2026	$225,000	$—	$(3,611)	$221,389
Convertible senior notes, due 2028	333,334	(119,106)	(4,562)	209,666
Advance funding arrangement	1,497	—	—	1,497
Other notes	300	(19)	—	281
Balance as of September 30, 2023	$560,131	$(119,125)	$(8,173)	$432,833

	Principal	Unaccreted Discount	Debt Issuance Costs	Carrying Value
Convertible senior notes, due 2026	$425,000	$—	$(8,508)	$416,492
Advance funding arrangement	15,670	(760)	—	14,910
Term loan facility, due 2029	10,000	—	—	10,000
Other notes	450	(87)	—	363
Balance as of December 31, 2022	$451,120	$(847)	$(8,508)	$441,765

Convertible Senior Notes
Interest expense recognized related to the 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) was approximately $0.7 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively, including contractual interest expense and amortization of debt issuance costs. The effective interest rate for the 2026 Notes is 1.3%.
In April 2023, we issued $333.3 million of 6.75% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) in a private placement transaction. We used a portion of the net proceeds from the 2028 Notes to repurchase $200 million of the 2026 Notes and to fund the repayment of $9.7 million outstanding under the term loan facility, in each case plus accrued and unpaid interest thereon and related fees and expenses. In connection with the partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand  dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.
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
Interest expense recognized related to the 2028 Notes was approximately $9.5 million and $16.8 million in the three and nine months ended September 30, 2023, respectively. Interest expense includes $5.6 million contractual interest expense and $3.9 million amortization of debt issuance costs and discount for the three months ended September 30, 2023, and

$10.1 million contractual interest expense and $6.7 million amortization of debt issuance costs and discount for the nine months ended September 30, 2023. The effective interest rate for the 2028 Notes is 17.9%.
Advance Funding Arrangement
For certain home warranty contracts, we participate in financing arrangements with third-party financers that provide us with the contract premium upfront, less a financing fee. Third-party financers collect installment payments from the warranty contract customer which satisfy our repayment obligation over a portion of the contract term. We remain obligated to repay the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount we received. As part of the arrangement, we pay financing fees, which are collected by the third-party financers upfront and are initially recognized as a debt discount. Financing fees are amortized as interest expense under the effective interest method. The implied interest rate varies per contract and is generally approximately 14% of total funding received. Interest expense recognized related to advance funding arrangement was less than $0.1 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Term Loan Facility
In April 2023, the term loan facility was repaid in full by using a portion of the proceeds received from the 2028 Notes.

Note 8. Stockholders' Equity and Warrants
Common Shares Outstanding and Common Stock Equivalents
The following table summarizes our fully diluted capital structure.

	September 30, 2023	December 31, 2022
Issued and outstanding common shares	96,432,323	96,405,838
Earnout shares (1)	2,050,000	2,050,000
Total common shares issued and outstanding	98,482,323	98,455,838
Common shares reserved for future issuance:
Private warrants	1,795,700	1,795,700
Stock options (Note 9)	3,685,526	3,862,918
Restricted and performance stock units and awards (Note 9)	12,710,891	6,230,165
2020 Equity Plan pool reserved for future issuance (Note 9)	8,288,976	11,189,745
Convertible senior notes, due 2026 ⁽²⁾	8,999,010	16,998,130
Convertible senior notes, due 2028	13,331,893	—
Contingently issuable shares in connection with acquisitions (3)	24,362,726	10,631,558
Total shares of common stock outstanding and reserved for future issuance	171,657,045	149,164,054
______________________________________
(1)Earnout shares will expire on December 24, 2023, if closing price of our common stock does not equal or exceed $22.00 per share before that date.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions allow us to purchase shares of our common stock at a strike price of $25 per share, which is equal to the conversion price of the 2026 Notes and 2028 Notes. The capped call transactions are designed to limit the amount of dilution of our common stock upon conversion of the notes. The maximum number of shares purchasable by us under the capped call transactions is 16,998,130. The options that underly the capped call transactions expire on September 15, 2026.
(3)In connection with the acquisitions of Floify and HOA, we provided an obligation to issue a certain amount of common stock to the extent specified market conditions are met in the future. Contingently issuable shares are calculated in accordance with the purchase agreement, assuming they would be issuable if the end of the reporting periods were the end of the contingency period. The contingency period for the Floify acquisition ends in December 2024. The contingency period for the HOA acquisition ended in April 2023.

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
During the nine months ended September 30, 2023, we repurchased and canceled 1,396,158 shares with a total cost of $3.1 million (including commissions). The cost paid to repurchase shares in excess of the par value is charged to accumulated deficit in the unaudited condensed consolidated balance sheet as of September 30, 2023.
The repurchase of $200 million of the 2026 Notes as described in Note 7 was done under separate authorization and was not part of the $15 million share repurchase program.
Warrants
There was no activity related to public and private warrants during the nine months ended September 30, 2023.

	Number of Warrants	Number of Common Shares Issued
Balances as of December 31, 2022	1,795,700	11,521,412
Exercised	—	—
Canceled	—	—
Balances as of September 30, 2023	1,795,700	11,521,412

Note 9. Stock-Based Compensation
The following table summarizes the classification of stock-based compensation expense in the unaudited condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling and marketing	$1,087	$1,690	$3,028	$3,592
Product and technology	1,947	911	4,650	3,888
General and administrative	3,945	2,488	12,599	13,165
Total stock-based compensation expense	$6,979	$5,089	$20,277	$20,645

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
The following table summarizes Award activity for the nine months ended September 30, 2023:

	Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2022	3,862,918	5,309,241	920,924
Granted	—	6,520,592	3,135,073
Vested		(2,295,474)	—
Exercised	(11,564)	—	—
Forfeited, canceled or expired	(165,828)	(879,465)	—
Balances as of September 30, 2023	3,685,526	8,654,894	4,055,997

Note 10. Reinsurance
2023 Program
Our third-party quota share reinsurance program is split into three separate placements to maximize coverage and cost efficiency. The 2023 Coastal Program covers our business in certain Texas coastal regions and the Houston metropolitan area and is placed at 42% of subject property and casualty losses (“P&C losses”), as well as all business in South Carolina which is placed at 7% of P&C losses. The 2023 Core Program, which covers the portion of our business not in the Coastal Program, is placed at 9.5% of P&C losses of our remaining business in Texas and 8% of P&C losses of our business in other states. In addition, the Combined Program covers all of our business and is placed at 5% of P&C losses. All programs are effective for the period January 1, 2023, through December 31, 2023, or March 31, 2024, and are subject to certain limits and exclusions, which vary by participating reinsurer.
Property catastrophe excess of loss treaties were placed on April 1, 2023, and were updated in August 2023 after the events described in the “Terminated Reinsurance Contract” section below. Coverage for wind storms starts at $20 million per occurrence. Losses are shared between $20 million and $80 million. Over $80 million, losses are covered up to a net loss of $440 million. We also place reinstatement premium protection to cover any reinstatement premiums due on the first four layers.
The effects of reinsurance on premiums written and earned for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,
	2023		2022
	Written	Earned	Written	Earned
Direct premiums	$130,952	$117,032	$137,047	$105,245
Ceded premiums	30,358	(41,846)	(119,131)	(93,982)
Net premiums	$161,310	$75,186	$17,916	$11,263

	Nine Months Ended September 30,
	2023		2022
	Written	Earned	Written	Earned
Direct premiums	$349,365	$348,253	$349,084	$282,645
Ceded premiums	(34,763)	(188,686)	(297,693)	(248,804)
Net premiums	$314,602	$159,567	$51,391	$33,841

Our 2023 third-party quota share program was placed at a reduced ceding percentage as compared to the 2022 program, which resulted in a portfolio transfer and lower ceded written premiums in the nine months ended September 30, 2023.
The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct losses and LAE	$44,273	$77,471	$271,879	$220,309
Ceded losses and LAE	(1,727)	(60,900)	(115,325)	(180,006)
Net losses and LAE	$42,546	$16,571	$156,554	$40,303

The detail of reinsurance balances due is as follows:

	September 30, 2023	December 31, 2022
Ceded unearned premium	$49,271	$203,157
Losses and LAE reserve	25,772	76,999
Reinsurance recoverable	23,118	18,765
Other	330	139
Reinsurance balance due	$98,491	$299,060

Terminated Reinsurance Contract
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
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral. We are also seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.
In the second quarter of 2023, we recognized a charge of $48.2 million in provision for doubtful accounts in the unaudited condensed consolidated statements of operations, calculated as the net asset due under the reinsurance contract (as we have the legal right of offset) of $95.8 million as of June 30, 2023, before adjustment, less the $47.6 million collateral received from a trust in July 2023. During the third quarter of 2023, we experienced improvement in loss reserves, which reduced the amount of the reinsurance recoverable by approximately $7.0 million.
HOA has secured supplemental reinsurance coverage in the amount of approximately $166 million, replacing nearly all of the reinsurance coverage for certain catastrophic weather events that was in place under the terminated reinsurance contract. HOA is currently seeking additional supplemental reinsurance coverage in order to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event for which it has not obtained supplemental coverage and to satisfy regulatory and rating agency requirements.

Note 11. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the nine months ended September 30, 2023:

Reserve for unpaid losses and LAE at December 31, 2022	$100,632
Reinsurance recoverables on losses and LAE at December 31, 2022	(76,999)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2022	23,633
Add provisions (reductions) for losses and LAE occurring in:
Current year (1)	182,010
Prior years	1,486
Net incurred losses and LAE during the current year	183,496
Deduct payments for losses and LAE occurring in:
Current year	(85,481)
Prior years	(17,645)
Net claim and LAE payments during the current year	(103,126)

Reserve for losses and LAE, net of reinsurance recoverables at September 30, 2023	104,003
Reinsurance recoverables on losses and LAE at September 30, 2023	25,772
Reserve for unpaid losses and LAE at September 30, 2023	$129,775
______________________________________
(1)Also includes certain charges related to Vesttoo (see Note 10).

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $1.5 million for the nine months ended September 30, 2023.

Note 12. Commitments and Contingencies
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
Cases under Telephone Consumer Protection Act
Porch and/or an acquired entity, GoSmith.com, are party to twelve legal proceedings alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as mass tort actions by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and was appealed to the Ninth Circuit Court of Appeals. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. The remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. Plaintiffs filed a motion for leave to file a second amended complaint, which was granted in part and denied in part. The Second Amended Complaint was filed in July 2023. In September 2023, Defendants filed a Motion to Strike the Second Amended Complaint on several grounds. Defendants’ forthcoming motion to dismiss will be reset upon resolution of that motion. The case is otherwise stayed. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs. These actions are at an early stage in the litigation process. It is not possible to determine the likelihood of an unfavorable outcome of these disputes, although it is reasonably possible that the outcome of these actions may be unfavorable. Further, it is not possible to estimate the range or amount of potential loss (if the outcome should be unfavorable). We intend to contest these cases vigorously.
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

Note 13. Business Combinations
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

Note 14. Segment Information
We have two reportable segments that are also operating segments: Vertical Software and Insurance. Reportable segments were identified based on how the chief operating decision-maker (“CODM”) manages the business, makes operating decisions, and evaluates operating and financial performance. Our chief executive officer acts as the CODM and reviews financial and operational information for our reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance.
Our Vertical Software segment primarily consists of a vertical software platform for the home that provides software and services to home services companies, consumers, and service providers.
Our Insurance segment, with approximately 334 thousand insurance and warranty policies in force, offers various property-related insurance policies through our risk-bearing carrier, our independent agency selling home and auto insurance for over 29 major and regional insurance companies, and our risk-bearing home warranty companies. Our Insurance segment also includes warranty service offerings and a captive reinsurance provider.
The following table summarizes revenue by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vertical Software	$34,328	$45,019	$97,390	$121,963
Insurance	95,228	32,334	218,300	89,872
Total revenue	$129,556	$77,353	$315,690	$211,835

Our segment operating and financial performance measure is Segment Adjusted EBITDA (Loss). Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, selling and marketing, product and technology, general and administrative, and provision for (recovery of) doubtful accounts. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations.

We do not allocate shared expenses to the reportable segments. These expenses are included in the “Corporate and other” row in the following reconciliation. “Corporate and other” includes shared expenses such as selling and marketing; certain product and technology; accounting; human resources; legal; general and administrative; and other income, expenses, gains, and losses that are not allocated in assessing segment performance due to their function. Such transactions are excluded from the reportable segments’ results but are included in consolidated results.
The reconciliation of Segment Adjusted EBITDA (Loss) to consolidated “Operating income (loss)” below includes the effects of corporate and other items that the CODM does not consider in assessing segment performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA (Loss):
Vertical Software	$3,179	$5,545	$4,599	$14,081
Insurance	19,038	(859)	(19,328)	(6,253)
Subtotal	22,217	4,686	(14,729)	7,828
Reconciling items:
Corporate and other	(13,378)	(15,592)	(41,448)	(44,094)
Depreciation and amortization	(6,272)	(8,675)	(18,501)	(21,574)
Stock-based compensation expense	(6,979)	(5,089)	(20,277)	(20,645)
Restructuring costs	(712)	—	(2,789)	—
Acquisition and other transaction costs	(22)	(261)	(408)	(1,583)
Impairment loss on intangible assets and goodwill	—	(57,057)	(57,232)	(57,057)
Recovery of (loss on) reinsurance contract (see Note 10)	7,043	—	(41,201)	—
Impairment loss on property, equipment and software	—	(30)	(254)	(101)
Change in fair value of contingent consideration	787	(565)	3,597	(5,251)
Investment income and realized gains	(2,485)	(335)	(4,492)	(775)
Operating income (loss)	$199	$(82,918)	$(197,734)	$(143,252)

The CODM does not review assets on a segment basis.
All of our revenue is generated in the United States except for an immaterial amount. As of September 30, 2023, and December 31, 2022, we did not have material assets located outside of the United States.

Note 15. Net Loss Per Share
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, RSUs, PRSUs, RSAs, convertible notes, earnout shares, and warrants. As we have reported losses for all periods presented, all potentially dilutive securities are antidilutive and, accordingly, basic net loss per share equals diluted net loss per share.

The following table summarizes the computation of basic and diluted net loss attributable per share to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss used to compute net loss per share - basic and diluted	$(5,744)	$(84,476)	$(131,447)	$(121,086)
Denominator:
Weighted average shares outstanding used to compute net loss used to compute net loss per share - basic and diluted	96,366,613	97,792,485	95,770,676	97,009,351
Net loss per share - basic and diluted	$(0.06)	$(0.86)	$(1.37)	$(1.25)

The following table discloses securities that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	3,685,526	4,149,394	3,685,526	4,149,394
Restricted stock units and awards	8,654,894	5,193,177	8,654,894	5,193,177
Performance restricted stock units	4,055,997	1,825,719	4,055,997	1,825,719
Public and private warrants	1,795,700	1,795,700	1,795,700	1,795,700
Earnout shares (1)	2,050,000	2,050,000	2,050,000	2,050,000
Convertible debt (2)	22,330,903	16,998,130	22,330,903	16,998,130
Contingently issuable shares in connection with acquisitions (3)	24,362,726	8,354,437	24,362,726	8,354,437
______________________________________
(1)Earnout shares will expire on December 24, 2023, if closing price of our common stock does not equal or exceed $22.00 per share before that date.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions allow us to purchase shares of our common stock at a strike price of $25.00 per share, which is equal to the conversion price of the 2026 Notes and 2028 Notes. The capped call transactions are designed to limit the amount of dilution of our common stock upon conversion of the notes. The maximum number of shares purchasable by us under the capped call transactions is 16,998,130. The options that underly the capped call transactions expire on September 15, 2026.
(3)In connection with the acquisitions of Floify and HOA, we provided an obligation to issue a certain amount of common stock to the extent specified market conditions are met in the future. Contingently issuable shares are calculated in accordance with the purchase agreement, assuming they would be issuable if the end of the reporting periods were the end of the contingency period. The contingency period for the Floify acquisition ends in December 2024. The contingency period for the HOA acquisition ended in April 2023.

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
These forward-looking statements are based upon estimates and assumptions that, while considered reasonable by the Company and its management at the time they are made, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: (1) expansion plans and opportunities, and managing growth, to build a consumer brand; (2) the incidence, frequency, and severity of weather events, extensive wildfires, and other catastrophes; (3) economic conditions, especially those affecting the housing, insurance, and financial markets; (4) expectations regarding revenue, cost of revenue, operating expenses, and the ability to achieve and maintain future profitability; (5) existing and developing federal and state laws and regulations, including with respect to insurance, warranty, privacy, information security, data protection, and taxation, and management’s interpretation of and compliance with such laws and regulations; (6) the Company’s reinsurance program, which includes the use of a captive reinsurer, the success of which is dependent on a number of factors outside management’s control, along with reliance on reinsurance to protect against loss; (7) the uncertainty and significance of the known and unknown effects on the Company's insurance carrier subsidiary, Homeowners of America Insurance Company (“HOA”), and the Company due to the termination of a reinsurance contract following the allegations of fraud against Vesttoo Ltd. (“Vesttoo”), including, but not limited to, the implications from Demotech, Inc.’s (“Demotech”) withdrawal of HOA’s financial stability rating and the length of time before the rating is restored; the outcome of Vesttoo’s Chapter 11 bankruptcy proceedings; the Company's ability to successfully pursue claims arising out of the alleged fraud, the costs associated with pursuing the claims, and the timeframe associated with any recoveries; HOA's ability to obtain and maintain adequate reinsurance coverage against excess losses; HOA’s ability to stay out of regulatory supervision; and HOA’s ability to maintain a healthy surplus; (8) uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses, or strategic initiatives, including the reciprocal restructuring, and other matters within the purview of insurance regulators; (9) reliance on strategic, proprietary relationships to provide the Company with access to personal data and product information, and the ability to use such data and information to increase transaction volume and attract and retain customers; (10) the ability to develop new, or enhance existing, products, services, and features and bring them to market in a timely manner; (11) changes in capital requirements, and the ability to access capital when needed to provide statutory surplus; (12) the increased costs and initiatives required to address new legal and regulatory requirements arising from developments related to cybersecurity, privacy, and data governance and the increased costs and initiatives to protect against data breaches, cyber-attacks, virus or malware attacks, or other infiltrations or incidents affecting system integrity, availability, and performance; (13) retaining and attracting skilled and experienced employees; (14) costs related to being a public company; and (15) other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022, in Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as well as those discussed elsewhere in this report, including in Part II, Item 1A, “Risk Factors,” and in subsequent reports filed with the Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s website at www.sec.gov.
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
Additionally, the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, have been revised to correct prior period errors as discussed in Note 20 “Quarterly Financial Data (Unaudited) Restatement of Previously Issued Financial Statements” to the consolidated financial statements included in Part II, Item 8, of the Company’s Annual Report for the year ended December 31, 2022. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

Business Overview
Porch Group, Inc. (“Porch Group”, “Porch” or the “Company,” “we,” “our,” “us”), the vertical software platform, is a values-driven company whose mission is to simplify the home with insurance at the center. We provide software and services to approximately 31 thousand home service providers including home inspectors, mortgage brokers, title companies and moving companies. We simplify the home closing process and the move by providing high-value services including homeowners insurance, warranties, and ongoing support with our app which saves consumers time and helps them make better decisions. To achieve this, we hire and retain great people, invest in the right opportunities, and leverage our unique capabilities such as early and privileged access to homebuyers and deep insight into properties.
We make the moving process easier for homebuyers by helping them save time and make better decisions about critical services, including insurance, warranty, moving, security, TV/Internet, home repair and improvement. We provide home and personal property insurance policies through our own underwriting operations in 22 states and across the U.S. with our wholly owned insurance agency.
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
Our Vertical Software segment primarily consists of a vertical software platform for the home that provides software and services to home services companies, consumers, and service providers. Through these relationships, we earn fees, and gain a competitive advantage through unique and early access to homebuyers and homeowners. This early access allows us to assist homebuyers and homeowners with critical moving services. In turn, our platform drives demand for other services. The Vertical Software segment has three types of customers: (1) home services companies, such as home inspectors, mortgage companies and loan officers, and title companies, for whom we provide software and services to help them make their businesses run more efficiently and grow; (2) consumers, such as homebuyers and homeowners, whom we assist with the comparison and provision of various home services, such as moving, security, TV/Internet, and home repair and improvement; and (3) service providers, such as moving companies, security companies, title companies, mortgage companies and TV/Internet providers, who pay us for new customer sign-ups.
Our Insurance segment, with approximately 334 thousand insurance and warranty policies in force, offers various property-related insurance policies through our risk-bearing carrier, our independent agency selling home and auto insurance for over 29 major and regional insurance companies, and our risk-bearing home warranty companies. Our Insurance segment also includes warranty service offerings and a captive reinsurance provider. We earn insurance policy premiums collected from insured homeowners for our insurance products, policy fees when policies are sold and renewed, and commissions when we cede premiums to reinsurance companies. Additionally, when we sell a homeowner an insurance policy through a carrier other than our own, these third-party insurance companies pay new business and renewal commissions to our insurance agency. Our Insurance segment also includes home warranty, from which we receive premiums paid by homeowners for our home warranty products.

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
The following table summarizes operating metrics for each of the quarterly periods indicated.

	Three Months Ended September 30,
	2023	2022	Change
Gross Written Premium (in millions)	$154	$157	(2)%
Policies in Force (in thousands)	334	391	(15)%
Annualized Revenue per Policy (unrounded)	$1,139	$300	280%
Annualized Premium per Policy (unrounded)	$1,762	$1,276	38%
Premium Retention Rate	100%	105%
Gross Loss Ratio	39%	74%
Average Companies in Quarter (unrounded)	30,675	30,951	(1)%
Average Revenue per Account per Month in Quarter (unrounded)	$1,436	$833	72%
Monetized Services in Quarter (unrounded)	225,096	318,452	(29)%
Average Revenue per Monetized Service in Quarter (unrounded)	$510	$185	176%

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
Annualized Premium per Policy — We define Annualized Premium per Policy as the total direct earned premium for HOA, our insurance carrier, divided by the number of active insurance policies at the end of the period, multiplied by four.
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
Reciprocal Exchange
On March 20, 2023, we filed an application to form and license a Texas reciprocal exchange (the “Reciprocal”) with the Texas Department of Insurance (“TDI”). If approved by the TDI, our insurance underwriting business will be conducted through the Reciprocal. A Porch subsidiary would serve as the operator (or “attorney-in-fact”) for the Reciprocal. In that role it would perform underwriting, claims, and management services for the Reciprocal and receive a management fee calculated as a percentage of its premiums. Porch subsidiaries would act as general agents for the Reciprocal and HOA and would receive fees and commissions. There can be no assurance that the Reciprocal will receive regulatory approval, and if obtained, that the approval would be based on terms as proposed or subject to additional requirements that may not be acceptable to us. If the application is approved, we will launch Porch Insurance, a new brand and product to be offered by the Reciprocal, including unique benefits for consumers such as a free 90-day warranty and proprietary discounts to customers within the Porch ecosystem.
In the third quarter of 2023, after allegations of fraudulent activity by others in the industry (see “Terminated Reinsurance Contract” section below), HOA was placed under supervision by the TDI following the release of HOA’s statutory accounts which reflected a charge for balances deemed uncollectible as a result of the fraud allegations. Subsequently, HOA’s rating agency, Demotech, withdrew its financial stability rating. We have worked closely with the TDI to restore HOA’s surplus to an appropriate level following HOA’s placement under TDI supervision and made a $57 million cash investment into HOA to increase surplus in exchange for a $49 million surplus note, with interest and principal payments, and the purchase of all rights from HOA for potential claims related to the fraud connected to Vesttoo and others. In addition, HOA submitted a formal operational plan to the TDI for its review and has worked closely with both the TDI and Demotech to resolve their concerns to exit supervision and regain its financial stability rating. On November 2, 2023, the TDI released HOA from regulatory supervision. The TDI is satisfied with HOA’s capital surplus, financials, and operating plan following Porch Group’s $57 million cash investment into HOA. HOA is in ongoing discussions with Demotech following its release from regulatory supervision and hopes Demotech will restore its financial stability rating soon. The rating withdrawal did not have a material impact on third quarter 2023 financial performance.

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

Weather Events
The second and third quarters of 2023 saw extreme weather events, including wind, thunderstorms, and hail. Extreme weather in Texas this year resulted in record levels of industry-wide claims. These extreme weather events compared to historic trends negatively impacted our operating results in the second quarter within the Insurance Segment by approximately $26 million, net of third-party reinsurance.
Terminated Reinsurance Contract
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
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral. We are also seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.
In the second quarter of 2023, we recognized a charge of $48.2 million in provision for doubtful accounts in the unaudited condensed consolidated statements of operations, calculated as the net asset due under the reinsurance contract (as we have the legal right of offset) of $95.8 million as of June 30, 2023, before adjustment, less the $47.6 million collateral received from a trust in July 2023. During the third quarter of 2023, we experienced improvement in loss reserves, which reduced the amount of the reinsurance recoverable by approximately $7.0 million.
HOA has secured supplemental reinsurance coverage in the amount of approximately $166 million, replacing nearly all of the reinsurance coverage for certain catastrophic weather events that was in place under the terminated reinsurance contract. HOA is currently seeking additional supplemental reinsurance coverage in order to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event for which it has not obtained supplemental coverage and to satisfy regulatory and rating agency requirements. As of September 30, 2023, HOA’s statutory surplus was $53.3 million.
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
Please see Part II, Item 1A. “Risk Factors” for specific risks related to the termination of this reinsurance contract.

Results of Operations

Key Factors Affecting Operating Results
We have been implementing our strategy as a vertical software platform for the home by providing software and services to approximately 31 thousand pre-and-post move home service providers including inspectors, real estate, title, and mortgage companies. Our Insurance segment continues to grow in scale through both premium growth and geographic expansion. The following key factors affected our operating results in the three and nine months ended September 30, 2023:
•The U.S. housing market continues to see impacts from higher interest rates, existing home inventory tightening, and affordability challenges that are impacting the Vertical Software segment. Existing home sales have declined by 17% and 21% for the three and nine months ended September 30, 2023, compared to the same periods in prior year.
•In March 2023, we completed the acquisitions of the Florida and California operations of Residential Warranty Services (“RWS”). We had previously completed the acquisition of substantially all of the operations of RWS on

April 1, 2022, other than the operations located in Florida and California which were delayed pending regulatory approval.
•In March 2023, we filed an application for a Reciprocal Exchange with the TDI.
•We continued our insurance strategic initiatives by not renewing certain higher risk policies. We are focused on improving overall underwriting performance by increasing premiums and claim deductibles where appropriate.
•In February 2023, we successfully launched Porch Warranty offering.
•Our warranty business entered new partnerships with certain businesses where we utilize a co-branded journey to provide exclusive home service offerings to utility customers, including warranties.
•We continue to develop software for customers, including the expansion of our suite of solutions for customers and partners at Floify. A new module version was rolled out within Rynoh, and a new version of report writer for inspectors was launched as part of the home inspection solution.
•Our moving business launched a “Fixed Price” product which makes the moving journey simpler for moving companies and consumers.
•We have rolled out our app to all eligible ISN companies, with the recall check monitoring being popular with consumers.
•We are now approved in 12 states to use our unique data to improve risk accuracy in pricing policies for our customers. This means we can charge a lower price for policies which are low-risk and more accurately price higher risk policies.
•We are expanding our distribution channels by partnering with third-party insurance agencies and sharing commissions. We send them customer leads, enabling them to access Porch’s unique and valuable customer ecosystem to grow their businesses and enabling us to expand our insurance distribution capacity.

Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022
Consolidated Results

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$129,556	$77,353	$52,203	67%
Operating expenses:
Cost of revenue	52,961	32,940	20,021	61%
Selling and marketing	40,135	30,580	9,555	31%
Product and technology	14,446	14,437	9	—%
General and administrative	28,659	25,083	3,576	14%
Provision for (recovery of) doubtful accounts	(6,844)	174	(7,018)	(4,033)%
Impairment loss on intangible assets and goodwill	—	57,057	(57,057)	(100)%
Total operating expenses	129,357	160,271	(30,914)	(19)%
Operating income (loss)	199	(82,918)	83,117	(100)%
Other income (expense):
Interest expense	(10,267)	(2,152)	(8,115)	377%
Change in fair value of earnout liability	—	43	(43)	(100)%
Change in fair value of private warrant liability	260	124	136	110%
Change in fair value of derivatives	510	—	510	N/A
Investment income and realized gains, net of investment expenses	2,485	335	2,150	642%
Other income, net	1,185	70	1,115	1,593%
Total other expense	(5,827)	(1,580)	(4,247)	269%
Loss before income taxes	(5,628)	(84,498)	78,870	(93)%
Income tax benefit (provision)	(116)	22	(138)	(627)%
Net loss	$(5,744)	$(84,476)	$78,732	(93)%

Revenue. Total revenue increased by $52.2 million, or 67%, from $77.4 million in the three months ended September 30, 2022, to $129.6 million in the three months ended September 30, 2023, driven by revenue in our Insurance segment as a result of increases in per-policy premiums and lower reinsurance ceding. This increase was partially offset by a 24%, or $10.7 million, decrease in revenue in our Vertical Software segment due to a 17% reduction in year-over-year industry home sales which adversely affected our moving business in particular.
Cost of revenue. Cost of revenue increased by $20.0 million, or 61%, from $32.9 million in the three months ended September 30, 2022, to $53.0 million in the three months ended September 30, 2023. The increase was primarily the result of the reduction in reinsurance ceding, and the 2022 acquisition of the RWS warranty business, all in the Insurance Segment. In the latter half of the third quarter of 2023, a Texas hail storm and Hurricane Idalia in Georgia and South Carolina resulted in a negative impact of approximately $8 million. As a percentage of revenue, cost of revenue represented 41% of revenue in the three months ended September 30, 2023, compared with 43% in the three months ended September 30, 2022.
Selling and marketing. Selling and marketing expenses increased by $9.6 million, or 31%, from $30.6 million in the three months ended September 30, 2022, to $40.1 million in the three months ended September 30, 2023. A $13.5 million increase in the Insurance segment’s variable policy acquisition and marketing expenses due to lower reinsurance ceding was partially offset by a decrease in Vertical Software segment costs consistent with the decrease in revenue in that segment. As a percentage of revenue, selling and marketing expenses represented 31% of revenue in the three months ended September 30, 2023 compared with 40% in the three months ended September 30, 2022.
General and administrative. General and administrative expenses increased by $3.6 million, or 14%, from $25.1 million in three months ended September 30, 2022, to $28.7 million in the three months ended September 30, 2023, primarily due to increases in Insurance segment expenses, including a $0.5 million increase in legal expenses for recovery of reinsurance contracts, $0.6 million related to a new policy management software in the Insurance segment, and $1.2 million for a tax assessment from the TDI. Overall, the increase in general and administrative expense was partially offset by a decrease in corporate expenses, which are a subcomponent of general and administrative expenses. As a percentage of revenue, general and administrative expenses represented 22% of revenue in the three months ended September 30, 2023, compared with 32% in the three months ended September 30, 2022.
Provision for (recovery of) doubtful accounts. In the second quarter of 2023, we charged to provision for doubtful accounts approximately $48.2 million of reinsurance balance due from a reinsurer as described in Note 10 of the notes to the unaudited condensed consolidated financial statements. In the third quarter of 2023, we reduced the provision for doubtful accounts related to Vesttoo by $7.0 million after experiencing improvement in loss reserves. There was no significant write-off of reinsurance balance due in the same period last year.
Impairment loss on intangible assets and goodwill. In the three months ended September 30, 2022, we recorded impairment losses on intangible assets and goodwill totaling $57.1 million, which included a $39.4 million goodwill impairment in our Insurance segment and a $17.7 million intangible impairment in our Vertical Software segment. These impairment charges reflected inflationary pressures, our common stock value, and broad disruptions in the equity markets, specifically for technology and property and casualty insurance companies. There were no impairment losses on intangible assets and goodwill in the three months ended September 30, 2023.
Interest expense. Interest expense increased by $8.1 million, or 377%, from $2.2 million in the three months ended September 30, 2022, to $10.3 million in the three months ended September 30, 2023. The increase is mainly due to interest at a higher weighted average rate on a higher aggregate debt balance after issuance of the 2028 Notes in April 2023. The non-cash amortization of debt discount and issuance costs also contributed to the increase.
Change in fair value of derivatives. In connection with the issuance of the 2028 Notes in April 2023 and in accordance with GAAP, certain features of the notes were bifurcated and accounted for separately from the notes. These features are recorded as derivatives, and changes in their fair value are recognized in net loss each period. There were no corresponding derivatives in prior year.
Investment income and realized gains, net of investment expenses. Investment income and realized gains, net of investment expenses, were $2.5 million and $0.3 million in the three months ended September 30, 2023 and 2022, respectively. Total investments balance was $115.4 million at September 30, 2023, and $62.6 million at September 30, 2022. A higher investment balance was the primary reason for the increased investment income.
Other income, net. Other income, net, increased by $1.1 million from $0.1 million in the three months ended September 30, 2022, to $1.2 million in the three months ended September 30, 2023. The increase is due to interest income earned on higher cash balances in higher yield accounts.
Income tax benefit (provision). Income tax provision of $0.1 million and income tax benefit of less than $0.1 million were recognized for the three months ended September 30, 2023 and 2022, respectively. The difference between the effective tax rate and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets in both periods.

Segment Results
SEGMENT REVENUE
The following table summarizes revenue by segment for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Vertical Software segment
Software and service subscriptions	$17,307	$18,086	$(779)	(4)%
Move-related transactions	12,488	21,569	(9,081)	(42)%
Post-move transactions	4,533	5,364	(831)	(15)%
Total Vertical Software segment revenue	34,328	45,019	(10,691)	(24)%

Insurance segment
Insurance and warranty premiums, commissions and policy fees	95,228	32,334	62,894	195%
Total Insurance segment revenue	95,228	32,334	62,894	195%

Total revenue	$129,556	$77,353	$52,203	67%

For the three months ended September 30, 2023, Vertical Software segment revenue was $34.3 million or 26% of total revenue. For the three months ended September 30, 2022, Vertical Software segment revenue was $45.0 million or 58% of total revenue. The decrease in Vertical Software segment revenue was primarily driven by a 17% reduction in year-over-year industry home sales which adversely affected our moving business and to a lesser extent our software business.
Insurance segment revenue was $95.2 million or 74% of total revenue for the three months ended September 30, 2023. Insurance segment revenue was $32.3 million or 42% of total revenue for the three months ended September 30, 2022. The increase is mainly driven by higher warranty sales as well as a 38% increase in Annualized Premium per Policy and lower reinsurance ceding. As of September 30, 2023, we had 334 thousand Policies in Force, a 15% decrease compared to 391 thousand Policies in Force as of September 30, 2022. The decrease in the number of Policies in Force resulted from non-renewals of policies that are expected to be unprofitable. We reduced premiums ceded during the current quarter, resulting in higher revenue. Approximately half of the revenue growth in the Insurance segment was due to less ceding to Vesttoo.
SEGMENT ADJUSTED EBITDA (LOSS)
Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, sales and marketing, product and technology, general and administrative expenses, and provision for doubtful accounts. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations. See Note 14, Segment Information, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report for reconciliations to GAAP consolidated financial information for the periods presented.
The following table summarizes Segment Adjusted EBITDA (Loss) for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Segment Adjusted EBITDA (Loss):
Vertical Software	$3,179	$5,545	$(2,366)	(43)%
Insurance	19,038	(859)	19,897	(2316)%
Subtotal	22,217	4,686	17,531	374%
Corporate and other	(13,378)	(15,592)	2,214	(14)%
Adjusted EBITDA (Loss)	$8,839	$(10,906)	$19,745	(181)%

Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $19.0 million in the third quarter of 2023, representing 215% of Adjusted EBITDA (Loss) for the same period. The improvement over the same period last year was due to continued focus on underwriting performance, including premium per policy increases, increasing deductibles, and introducing certain coverage exclusions for select risks to offset claims losses and reinsurance costs. We reduced premiums ceded during the current quarter, resulting in more favorable Adjusted EBITDA (Loss). Approximately $2 million of the favorable change in Adjusted EBITDA (Loss) in the Insurance segment resulted from ceding less premium to Vesttoo.
Vertical Software Segment Adjusted EBITDA (Loss) was $3.2 million in the third quarter of 2023, which declined compared to prior year due to the soft housing market, declines in the moving and corporate relocation industries, and inflationary pressures in fixed costs.
Corporate expenses were $13.4 million in the third quarter of 2023, a $2.2 million decrease from the same period in the prior year due to a concerted effort to lower professional fees. Corporate expenses decreased to 10% of total revenue for the three-month period ended September 30, 2023, from 20% in the same period in the prior year.

Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022
Consolidated Results

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$315,690	$211,835	$103,855	49%
Operating expenses:
Cost of revenue	185,566	87,407	98,159	112%
Selling and marketing	107,357	85,817	21,540	25%
Product and technology	43,891	44,446	(555)	(1)%
General and administrative	77,267	79,979	(2,712)	(3)%
Provision for (recovery of) doubtful accounts	42,111	381	41,730	10,953%
Impairment loss on intangible assets and goodwill	57,232	57,057	175	—%
Total operating expenses	513,424	355,087	158,337	45%
Operating loss	(197,734)	(143,252)	(54,482)	38%
Other income (expense):
Interest expense	(21,230)	(6,504)	(14,726)	226%
Change in fair value of earnout liability	—	13,809	(13,809)	(100)%
Change in fair value of private warrant liability	620	14,391	(13,771)	(96)%
Change in fair value of derivatives	(2,440)	—	(2,440)	N/A
Gain on extinguishment of debt	81,354	—	81,354	N/A
Investment income and realized gains, net of investment expenses	4,492	775	3,717	480%
Other income (expense), net	3,525	(37)	3,562	(9,627)%
Total other income	66,321	22,434	43,887	196%
Loss before income taxes	(131,413)	(120,818)	(10,595)	9%
Income tax provision	(34)	(268)	234	(87)%
Net loss	$(131,447)	$(121,086)	$(10,361)	9%

Revenue. The overall 49% increase in year-to-date revenue compared to the same period last year was primarily driven by the 143%, or $128.4 million, increase in revenue in our Insurance segment as a result of increases in per-policy premiums and lower reinsurance ceding. This increase was partially offset by a 20%, or $24.6 million, decrease in revenue in our Vertical Software segment due to a 21% reduction in year-over-year industry home sales which adversely affected our moving business, in particular.

Cost of revenue. The 112% increase in year-to-date cost of revenue was primarily a result of the strategic reduction in reinsurance ceding and increased insurance claims costs due to catastrophic weather events. The RWS warranty business acquired in 2022 resulted in $1.2 million additional cost of revenue in the current year-to-date period when compared to prior year. As a percentage of revenue, cost of revenue represented 59% of revenue in the nine months ended September 30, 2023, compared with 41% in the same period of 2022.
Selling and marketing. The 25% increase in year-to-date selling and marketing expenses compared to prior year is due to higher costs in the Insurance segment’s variable policy acquisition and marketing expenses related to lower ceding percentages. As a percentage of revenue, selling and marketing expenses represented 34% of revenue in the current year-to-date period compared to 41% of revenue in the same period last year.
General and administrative. General administrative expenses for the nine months ended September 30, 2023, decreased by $2.7 million, or 3%, compared to the same period last year. The decrease was primarily due a concerted effort to lower professional fees and lower investment in corporate resources and systems in 2023.
Provision for (recovery of) doubtful accounts. In the nine months ended September 30, 2023, we charged to provision for doubtful accounts approximately $41.2 million of reinsurance balance due from a reinsurer as described in Note 10 of the notes to the unaudited condensed consolidated financial statements.
Impairment loss on intangible assets and goodwill. In the second quarter of 2023, we recorded a goodwill impairment charge of $55.2 million in our Insurance segment. In the first quarter of 2023, we recorded a $2.0 million impairment charge on intangible assets in our Vertical Software segment. These impairments follow a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. In the nine months ended September 30, 2022, we recorded impairment losses on intangible assets and goodwill totaling $57.1 million, which included a $39.4 million goodwill impairment in our Insurance segment and a $17.7 million intangible impairment in our Vertical Software segment. These impairment charges reflected inflationary pressures, our common stock value, and broad disruptions in the equity markets, specifically for technology and property and casualty insurance companies.
Interest expense. Year-to-date interest expense, increased by $14.7 million, or 226%, from $6.5 million in the same period in 2022. The increase is mainly due to interest at a higher weighted average rate on a higher aggregate debt balance after issuance of the 2028 Notes in April 2023. The non-cash amortization of debt discount and issuance costs also contributed to the increase.
Change in fair value of earnout liability. The fair value of the earnout liability changed more in the nine months ended September 30, 2022, than in the same period this year. The decrease in our common stock price drove the change and was more pronounced in 2022 than in 2023.
Change in fair value of private warrant liability. The fair value of the private warrant liability changed more in the nine months ended September 30, 2022, than in the same period this year. The decrease in our common stock price drove the change and was more pronounced in 2022 than in 2023.
Change in fair value of derivatives. In connection with the issuance of the 2028 Notes in April 2023 and in accordance with GAAP, certain features of the notes were bifurcated and accounted for separately from the notes. These features are recorded as derivatives, and changes in their fair value are recognized in net loss each period. There were no corresponding derivatives in prior year.
Gain on extinguishment of debt. In connection with the partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt. See Note 7 in the notes to the unaudited condensed consolidated financial statements.
Investment income and realized gains, net of investment expenses. Investment income and realized gains, net of investment expenses, were $4.5 million and $0.8 million in the nine months ended September 30, 2023 and 2022, respectively. Total investments balance was $115.4 million at September 30, 2023, and $62.6 million at September 30, 2022. A higher investment balance was the primary reason for the increased investment income.
Other income (expense), net. Other income (expense), net, increased by $3.6 million from less than $0.1 million in the nine months ended September 30, 2022, to $3.5 million in the nine months ended September 30, 2023. The increase is due to larger cash balances in higher yield accounts.
Income tax provision. Income tax provision of less than $(0.1) million and income tax provision of $(0.3) million was recognized for the nine months ended September 30, 2023 and 2022, respectively. The difference between the effective tax rate and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets in both periods.

Segment Results
SEGMENT REVENUE
The following table summarizes revenue by segment for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Vertical Software segment
Software and service subscriptions	$51,640	$55,164	$(3,524)	(6)%
Move-related transactions	32,503	51,155	(18,652)	(36)%
Post-move transactions	13,247	15,644	(2,397)	(15)%
Total Vertical Software segment revenue	97,390	121,963	(24,573)	(20)%

Insurance segment
Insurance and warranty premiums, commissions and policy fees	218,300	89,872	128,428	143%
Total Insurance segment revenue	218,300	89,872	128,428	143%

Total revenue	$315,690	$211,835	$103,855	49%

For the nine months ended September 30, 2023, Vertical Software segment revenue was $97.4 million or 31% of total revenue. For the nine months ended September 30, 2022, Vertical Software segment revenue was $122.0 million or 58% of total revenue. The decrease in revenue is mainly driven by a 21% reduction in year-over-year industry home sales which adversely affected our moving business.
Insurance segment revenue was $218.3 million or 69% of total revenue for the nine months ended September 30, 2023. Insurance segment revenue was $89.9 million or 42% of total revenue for the nine months ended September 30, 2022. The increase is mainly driven by higher warranty sales and renewals as well as increases in per-policy premiums and lower reinsurance ceding. As of September 30, 2023, we had 334 thousand Policies in Force, a 15% decrease compared to 391 thousand Policies in Force as of September 30, 2022. The decrease in the number of Policies in Force resulted from non-renewals of policies that are expected to be unprofitable. We reduced premiums ceded during the current year, resulting in higher revenue.
SEGMENT ADJUSTED EBITDA (LOSS)
Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, sales and marketing, product and technology, general and administrative expenses, and provision for doubtful accounts. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations. See Note 14, Segment Information, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report for reconciliations to GAAP consolidated financial information for the periods presented.
The following table summarizes Segment Adjusted EBITDA (Loss) for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Segment Adjusted EBITDA (Loss):
Vertical Software	$4,599	$14,081	$(9,482)	(67)%
Insurance	(19,328)	(6,253)	(13,075)	209%
Subtotal	(14,729)	7,828	(22,557)	(288)%
Corporate and other	(41,448)	(44,094)	2,646	(6)%
Adjusted EBITDA (Loss)	$(56,177)	$(36,266)	$(19,911)	55%

Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $(19.3) million in the nine months ended September 30, 2023, compared to $(6.3) million in the same period last year. This was a larger loss than the same period last year due to extreme weather events in 2023 and hardened reinsurance markets. Our insurance carrier continues to focus on underwriting performance, including premium per policy increases, increasing deductibles, and introducing certain coverage exclusions for select risks to lower loss and reinsurance costs. We reduced premiums ceded during the current year, resulting in more favorable Adjusted EBITDA (Loss).
Vertical Software Segment Adjusted EBITDA (Loss) was $4.6 million in the nine months ended September 30, 2023, which declined compared to prior year due to the soft housing market, declines in the moving and corporate relocation industries, and inflationary pressures in fixed costs.
Corporate expenses were $41.4 million in the current year-to-date period, a $2.6 million decrease from the same period in the prior year due to successful cost reduction efforts across the company. Corporate expenses decreased to 13% of total revenue for the nine months ended September 30, 2023, from 21% in the same period in the prior year.

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

The following table reconciles Net loss to Adjusted EBITDA (Loss) for the three and nine months ended September 30, 2023 and 2022 (dollar amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,744)	$(84,476)	$(131,447)	$(121,086)
Interest expense	10,267	2,152	21,230	6,504
Income tax provision (benefit)	116	(22)	34	268
Depreciation and amortization	6,272	8,675	18,501	21,574
Mark-to-market losses (gains)	(1,557)	398	(1,777)	(22,949)
Gain on extinguishment of debt	—	—	(81,354)	—
Impairment loss on intangible assets and goodwill	—	57,057	57,232	57,057
Impairment loss on property, equipment, and software	—	30	254	101
Stock-based compensation expense	6,979	5,089	20,277	20,645
Loss (gain) on reinsurance contract (1)	(7,043)	—	41,201	—
Other expense (income), net	(1,185)	(70)	(3,525)	37
Restructuring costs	712	—	2,789	—
Acquisition and other transaction costs	22	261	408	1,583
Non-cash bonus expense	—	—	—	—
Adjusted EBITDA (Loss)	$8,839	$(10,906)	$(56,177)	$(36,266)
Adjusted EBITDA (Loss) as a percentage of revenue	7%	(14)%	(18)%	(17)%
______________________________________
(1)See Note 10 in the notes to unaudited condensed consolidated financial statements.

Adjusted EBITDA (Loss) for the three months ended September 30, 2023, was $8.8 million, a $19.7 million increase from Adjusted EBITDA (Loss) of $(10.9) million for the same period in 2022. The increase in Adjusted EBITDA (Loss) in 2023 is primarily driven by underwriting improvements at our insurance business, including price increases implemented over the last year, as well as cost reductions across the business. The increase was partially offset by the effects of extreme weather events, lower ceding, and the macro housing environment affecting primarily the moving business in our Vertical Software segment. Continued investments in sales and marketing and investments in establishing and maintaining the requirements of the Sarbanes-Oxley Act (“SOX”) and other internal controls across IT and accounting organizations further impacted Adjusted EBITDA (Loss).
Adjusted EBITDA (Loss) for the nine months ended September 30, 2023, was $(56.2) million, a $19.9 million decrease from Adjusted EBITDA (Loss) of $(36.3) million for the same period in 2022. The decrease in Adjusted EBITDA (Loss) in 2023 is primarily driven by extreme weather events, lower ceding, and the macro housing environment affecting primarily the moving business in our Vertical Software segment. Continued investments in sales and marketing and investments in establishing and maintaining the requirements of the Sarbanes-Oxley Act (“SOX”) and other internal controls across IT and accounting organizations further impacted Adjusted EBITDA (Loss).

Liquidity and Capital Resources
In our early years, we raised capital primarily through equity investments. As a publicly traded company, we have transitioned to convertible debt as our primary source of capital.
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
For certain home warranty contracts, we participate in financing arrangements with third-party financers that provide us with the contract premium upfront, less a financing fee. Third-party financers collect installment payments from the warranty contract customer which satisfy our repayment obligation over a portion of the contract term. We remain obligated to repay the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount we received. As of September 30, 2023, and December 31, 2022, the principal balance of this advance funding arrangement is $1.5 million and $15.7 million. See Note 7 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report for additional information.
As of September 30, 2023, we had cash and cash equivalents of $343.0 million and restricted cash of $18.7 million. Restricted cash equivalents as of September 30, 2023 includes $7.7 million held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”), $0.6 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $8.0 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in seventeen states, and $2.4 million related to acquisition indemnifications.
In 2024, we expect to use our captive reinsurer less, which will require less restricted cash and a return of capital to unrestricted status.
We have incurred net losses since our inception and have an accumulated deficit at September 30, 2023, and December 31, 2022, totaling $719.6 million and $585.0 million, respectively.
As of September 30, 2023, and December 31, 2022, we had $560.1 million and $451.1 million, respectively, of aggregate principal amount outstanding in convertible notes, promissory notes, line of credit, term loan facility, and advance funding arrangement.
Based on our current operating and growth plan, management believes cash and cash equivalents at September 30, 2023, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
Porch Group, Inc. is a holding company that transacts the majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from our subsidiaries. Our insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of September 30, 2023, our insurance carrier, HOA, held cash and cash equivalents of $253.9 million and investments of $92.9 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. We are currently assessing the impact on capital requirements of the terminated reinsurance contract discussed in the “Recent Developments” section above. We recovered $47.6 million cash collateral in the third quarter of 2023 and are in the process of pursuing additional collateral. HOA has secured supplemental reinsurance coverage in the amount of approximately $166 million, replacing nearly all of the reinsurance coverage for certain catastrophic weather events that was in place under the terminated reinsurance contract. HOA is currently seeking additional supplemental reinsurance coverage in order to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event for which it has not obtained supplemental coverage and to satisfy regulatory and rating agency requirements.
In the third quarter of 2023, after allegations of fraudulent activity by others in the industry (see “Terminated Reinsurance Contract” section below), HOA was placed under supervision by the TDI following the release of HOA’s statutory accounts which reflected a charge for balances deemed uncollectible as a result of the fraud allegations. Subsequently, HOA’s rating agency, Demotech, withdrew its financial stability rating. We have worked closely with the TDI to restore HOA’s surplus to an appropriate level following HOA’s placement under TDI supervision and made a $57 million cash investment into HOA to increase surplus in exchange for a $49 million surplus note, with interest and principal payments, and the purchase of all rights from HOA for potential claims related to the fraud connected to Vesttoo and others. In addition, HOA submitted a formal operational plan to the TDI for its review and has worked closely with both the TDI and Demotech to resolve their concerns to exit supervision and regain its financial stability rating. On November 2, 2023, the TDI released HOA from regulatory supervision. The TDI is satisfied with HOA’s capital surplus, financials, and operating plan following Porch Group’s $57 million cash investment into HOA. HOA is in ongoing discussions with Demotech following its release from regulatory supervision and hopes Demotech will restore its financial stability rating soon. The rating withdrawal did not have a material impact on third quarter 2023 financial performance.
We may, at any time and from time to time, seek to retire or purchase our outstanding debt or equity through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The following table provides a summary of cash flow data for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net cash provided by (used in) operating activities	$74,898	$(10,352)	$85,250	(824)%
Net cash used in investing activities	(34,203)	(46,444)	12,241	(26)%
Net cash provided by financing activities	92,414	8,998	83,416	927%
Change in cash, cash equivalents and restricted cash	$133,109	$(47,798)	$180,907	(378)%

Operating Cash Flows
Net cash provided by (used in) operating activities was $74.9 million for the nine months ended September 30, 2023. Net cash provided by (used in) operating activities consists of net loss of $131.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include impairment loss on goodwill and intangible assets of $57.2 million, stock-based compensation expense of $20.3 million, depreciation and amortization of $18.5 million, non-cash interest expense of $20.2 million, loss (gain) on remeasurement of contingent consideration of $(3.6) million, and loss (gain) on remeasurement of private warrant liability of $(0.6) million. Net changes in working capital were proceeds of cash of $130.1 million, primarily due to a decrease in reinsurance balance due as a result of shifting reinsurance coverage from third-parties to our own captive reinsurer whose financial information is included in the consolidated Porch Group financial information. The change in reinsurance balance due includes cash proceeds in the amount of approximately $47.6 million liquid collateral received from a reinsurance trust as described in the “Recent Developments” section.
Net cash provided by (used in) operating activities was $10.4 million for the nine months ended September 30, 2022. Net cash provided by (used in) operating activities consists of net loss of $121.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $20.6 million, depreciation and amortization of $21.6 million, non-cash interest expense of $2.3 million, loss (gain) on remeasurement of contingent consideration of $5.3 million, and loss (gain) on remeasurement of earnout liability and private warrant liability of $(13.8) million and $(14.4) million, respectively. Net changes in working capital were net proceeds of cash of $27.9 million, primarily due to increases in deferred revenue, losses and loss adjustment expense reserves and other insurance liabilities, offset by higher reinsurance balance due.
Investing Cash Flows
Net cash used in investing activities was $34.2 million for the nine months ended September 30, 2023. Net cash used in investing activities is primarily related to purchases of investments as well as our making investments in developing internal-use software.
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
Financing Cash Flows
Net cash provided by financing activities was $92.4 million for the nine months ended September 30, 2023. Net cash provided by financing activities is primarily related to the net proceeds from issuance of the 2028 Notes of $112.1 million offset by repurchases of stock of $5.6 million.
Net cash used in financing activities was $9.0 million for the nine months ended September 30, 2022. Net cash provided by financing activities is primarily related to proceeds from a term loan and line of credit, partially offset by repayments of advance funding and debt.

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
At least quarterly, we evaluate estimates and assumptions and make changes accordingly. For information on our significant accounting policies, see Note 1, Description of Business and Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.
During the three and nine months ended September 30, 2023, we identified various qualitative factors with respect to long-lived assets and goodwill in our reporting units that collectively indicated that there were triggering events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries.
Impairment of Long-Lived Assets
In the first quarter of 2023, we recorded impairment charges of $2.0 million, primarily related to acquired technology, trademarks and trade names, and customer relationships for certain businesses within our Vertical Software segment. We used an income approach to determine that the estimated fair value of the asset group was less than its carrying value. Impairment charges are included in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations.
Impairment of Goodwill
During each of the first three quarters of 2023, management identified various qualitative factors that collectively indicated triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. We performed a valuation of the Vertical Software and Insurance reporting units using a combination of market and income approaches based on peer performance and discounted cash flow or dividend discount model methodologies. The goodwill impairment analysis required significant judgments to calculate the fair value of the reporting units, including internal forecasts and determination of weighted average cost of capital. Management considers historical experience and all available information at the time the fair values are estimated. Assumptions are subject to a high degree of judgment and complexity.
The results of the quantitative impairment assessment as of March 31, 2023, indicated that the fair value of the Vertical Software reporting unit exceeded its carrying value by less than 5%, and the fair value of the Insurance reporting unit exceeded its carrying value by less than 10%.
The results of the quantitative impairment assessment as of June 30, 2023, indicated that the carrying value of the Insurance reporting unit exceeded its estimated fair value. As such, we determined that the goodwill allocated to the Insurance reporting unit was impaired as of June 30, 2023. An impairment charge of $55.2 million was recognized in impairment loss on intangible assets and goodwill in the unaudited condensed consolidated statements of operations in the second quarter. The results of the quantitative impairment assessment as of June 30, 2023, indicated that the fair value of our Vertical Software reporting unit exceeded its carrying value by less than 10%.
The results of the quantitative impairment assessment as of September 30, 2023, indicated that the fair value of the Vertical Software reporting unit exceeded its carrying value by approximately 5%. As a result, the remaining goodwill balance at Vertical Software is at risk of future impairment. We monitor our reporting units at risk of impairment for interim impairment indicators and believe that the estimates and assumptions used in the calculations are reasonable as of September 30, 2023. We also reconcile the fair value of our reporting units to our market capitalization. Should the fair value of any of our reporting units fall below its carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic environment in the housing and real estate or insurance industries, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023, and December 31, 2022, we have interest-bearing debt of $560.1 million and $451.1 million, respectively. Our 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) have a principal balance of $225 million as of September 30, 2023, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) have a principal balance of $333.3 million as of September 30, 2023, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Interest expense recognized related to the 2028 Notes was approximately $9.5 million and $16.8 million in the three and nine months ended September 30, 2023, respectively. Interest expense includes $5.6 million contractual interest expense and $3.9 million amortization of debt issuance costs and discount for the three months ended September 30, 2023, and $10.1 million contractual interest expense and $6.7 million amortization of debt issuance costs and discount for the nine months ended September 30, 2023. Because the coupon rates are fixed, interest expense on the 2026 Notes and the 2028 Notes will not change if market interest rates increase. Other debt as of September 30, 2023, totaled $0.3 million and is variable-rate. A 1% increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.
As of September 30, 2023, our insurance segment has a $115.4 million portfolio of fixed income securities and an unrealized gain (loss) of $(7.6) million, as described in Note 3 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
As of September 30, 2023, accounts receivable and reinsurance balances due were $26.9 million and $98.5 million, respectively, were not interest-bearing assets, and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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
Foreign Currency Risk
There was no material foreign currency risk for the three and nine months ended September 30, 2023. Our activities to date have been conducted primarily in the United States.

Other Risks
We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of September 30, 2023, due to the material weakness in internal control over financial reporting described in Part II, Item 9A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023.
Remediation Plan
Our ongoing remediation efforts related to the above identified material weakness include the following actions:
•We have reassessed IT general controls in an effort to appropriately design them to meet the control objectives;
•We have performed training sessions to educate control performers on how to improve documentation that supports effective control activities, including IT general controls over logical user access;
•We have designed and implemented additional monitoring controls necessary to detect misstatements over data produced by relevant financial systems at Homeowners of America;
•We have invested in and are continuing to invest in the replacement of systems that do not have the appropriate infrastructure to meet the requirements of our internal control framework; and
•We have expanded available resources by hiring personnel with experience in designing and implementing control activities, including information technology general controls and automated controls.
These remediation measures may be time-consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness. We plan to continue to assess internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters as they are identified.
Changes in Internal Control over Financial Reporting
Except for actions related to the Remediation Plan described above in this Part I, Item 4, there has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
During the first nine months of 2023, we have continued to take action on initiatives to improve our internal control environment. We have been working to implement remediation plans for these control deficiencies and have hired additional personnel to perform and monitor internal control activity. We intend to continue to take action on these initiatives to continue to improve our internal control environment.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation and legal proceedings.
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
In the third quarter of 2023, HOA, a subsidiary of Porch Group, discovered that for one of its reinsurance contracts for which capital was arranged by Vesttoo, there are allegations of fraudulent activity in connection with collateral provided to HOA and certain other third parties. As a result, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had HOA not terminated the contract, the contract would have expired on its own terms on December 31, 2023. The agreement with this reinsurer provided coverage for 40% of HOA’s core book and coverage up to approximately $175 million in a catastrophic event.
Following the effective date of the termination, HOA seized approximately $47.6 million in available liquid collateral from a reinsurance trust, of which HOA was the beneficiary. In addition, HOA has secured supplemental reinsurance coverage in the amount of approximately $166 million, replacing nearly all of the reinsurance coverage for certain catastrophic weather events that was in place under the terminated reinsurance contract. HOA is currently seeking additional supplemental reinsurance coverage in order to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event for which it has not obtain supplemental coverage and to satisfy regulatory and rating agency requirements. Regardless of whether additional supplemental coverage is obtained, HOA will continue to remain obligated with respect to all claims and claim settlement expenses under its policies, including claims incurred but not yet reported for prior periods, and claims and expenses that are no longer subject to the reimbursement rights in favor of HOA under the terminated reinsurance contract and for which HOA has not obtained adequate supplemental coverage. The Company intends to pursue its rights with respect to the letter of credit required by the reinsurance contract in the amount of $300 million as additional collateral, which advisors to the issuing bank have alleged is invalid. The Company was appointed to the statutory committee of unsecured creditors in the Chapter 11 bankruptcy of Vesttoo and intends to pursue recovery for all losses and damages incurred.
Notwithstanding the receipt of supplemental reinsurance coverage, the TDI placed HOA under its supervision following the release of HOA’s statutory accounts for the quarter ending June 30, 2023, and Demotech subsequently withdrew its financial stability rating. The Company worked closely with the TDI to restore surplus to an appropriate level following HOA’s placement under TDI supervision and made a $57 million cash investment into HOA to increase surplus in exchange for a $49 million surplus note and the purchase of all rights from HOA for potential claims related to the fraud connected to Vesttoo and others. In addition, HOA submitted a formal operational plan to the TDI for its review and worked closely with both the TDI and Demotech to resolve their concerns to exit supervision and regain its financial stability rating. On November 2, 2023, the TDI released HOA from regulatory supervision. HOA is in ongoing discussions with Demotech following its release from regulatory supervision.
Termination of the reinsurance contract, the events that followed as described in this risk factor, and other events that may occur in the future directly or indirectly as a result of the termination of the reinsurance contract and alleged fraud committed by Vesttoo and others, could subject HOA and the Company to significant and unforeseen risks. Any or all of the known and other unknown and unforeseen risks could have a material and adverse impact on HOA’s and the

Company’s business, operations, financial condition, and results of operations. These risks include, but are not limited to, risks associated with:
•HOA’s loss of its financial stability rating from Demotech, including the length of time before it is restored, which could subject HOA and the Company to additional expenses and use of internal and external resources, and could result in a significant loss of new policies and renewals;
•the surplus note, including HOA’s ability to make timely payments of principal and interest, repay the surplus note in full, and the Company’s ability to recover any unpaid amounts to the extent HOA is unable to repay the principal and interest in full;
•enforcing and recovering the collateral underlying the letter of credit and pursuing potential claims related to the fraud connected to Vesttoo and others, including the time and expense associated with pursuing potential claims and the uncertainty associated with obtaining any recoveries in excess of costs, and the uncertainty of obtaining any recoveries at all;
•the reciprocal exchange, including the impact TDI’s previous regulatory supervision of HOA may have on the timing and approval of the reciprocal exchange;
•securing and maintaining sufficient replacement reinsurance coverage on terms and costs favorable to HOA to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event for which HOA has not obtained adequate supplemental coverage, and to satisfy regulatory and rating agency requirements;
•maintaining adequate surplus levels to satisfy regulatory requirements; and
•HOA’s continuing ability to stay out of regulatory supervision.
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
The indenture and security agreement and related documents governing our 2028 Notes contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•create liens on certain assets;
•incur or guarantee additional debt or issue redeemable equity;
•pay dividends on, repurchase or make distributions on account of capital stock or make other restricted payments (including limiting repurchases of our 2026 Notes to $25 million per year and $50 million in the aggregate);
•make certain unpermitted investments;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•sell, transfer or otherwise convey certain assets.
The indenture governing our 2028 Notes also requires us to maintain a minimum amount of unrestricted cash and cash equivalents of at least $25 million (tested monthly on the last day of each calendar month) on a consolidated basis among Porch Group, Inc. and certain of its domestic subsidiaries.
In addition, if more than $30 million aggregate principal amount of our 2026 Notes remain outstanding on June 14, 2026, the holders of the 2028 Notes have the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest. As of September 30, 2023, there was $225.0 million aggregate principal amount of 2026 Notes outstanding. If we are unable to repurchase or otherwise refinance a sufficient amount of the remaining outstanding 2026 Notes prior to June 14, 2026, and the holders of all or a substantial portion of the outstanding 2028 Notes require us to repurchase their 2028 Notes pursuant to this indenture provision, our liquidity will be materially adversely affected, and there are no assurances that we would have sufficient funds available to satisfy the repurchase of all such 2028 Notes.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Matt Ehrlichman, our Chairman, Chief Executive Officer, and Founder, entered into a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) on June 2, 2023 (the “10b5-1 Plan”). The 10b5-1 Plan was scheduled to terminate on December 31, 2023, unless earlier terminated pursuant to its terms, and covered the purchase of up to an aggregate of 2,327,777 shares of the Company’s common stock. The 10b5-1 Plan was intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan did not commence until at least 90 days following the date on which such plan was entered. As of October 2, 2023, all shares of the Company's common stock subject to the 10b5-1 Plan had been purchased and the 10b5-1 Plan terminated in accordance with its terms.
During the three months ended September 30, 2023, no other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K).

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
______________________________________
*Filed herewith.
**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 7, 2023

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)