Form 10-K
period 2023-12-31
Porch Group, Inc.
filed 2024-03-15
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of $1.38 per share as reported on the Nasdaq Stock Market, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $109 million. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock as of March 8, 2024 was 97,596,490.
Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2024 annual meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (this “Annual Report”) and the documents incorporated herein by reference contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although we, Porch Group, Inc., believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These statements may be preceded by, followed by, or include the words “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend,” or similar expressions.
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. Unless specifically indicated otherwise, the forward-looking statements in this Annual Report do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. You should understand that the following important factors, among others, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•expansion plans and opportunities, and managing growth, to build a consumer brand;
•the incidence, frequency, and severity of weather events, extensive wildfires, and other catastrophes;
•economic conditions, especially those affecting the housing, insurance, and financial markets;
•expectations regarding revenue, cost of revenue, operating expenses, and the ability to achieve and maintain future profitability;
•existing and developing federal and state laws and regulations, including with respect to insurance, warranty, privacy, information security, data protection, and taxation, and management’s interpretation of and compliance with such laws and regulations;
•our reinsurance program, which includes the use of a captive reinsurer, the success of which is dependent on a number of factors outside management’s control, along with reliance on reinsurance to protect against loss;
•the uncertainty and significance of the known and unknown effects on our insurance carrier subsidiary, Homeowners of America Insurance Company (“HOA”), and us due to the termination of a reinsurance contract following the fraud committed by Vesttoo Ltd. (“Vesttoo”), including, but not limited to, the outcome of Vesttoo’s Chapter 11 bankruptcy proceedings; our ability to successfully pursue claims arising out of the fraud, the costs associated with pursuing the claims, and the timeframe associated with any recoveries; HOA's ability to obtain and maintain adequate reinsurance coverage against excess losses; HOA’s ability to stay out of regulatory supervision and maintain its financial stability rating; and HOA’s ability to maintain a healthy surplus;
•uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses, or strategic initiatives, including the reciprocal restructuring, and other matters within the purview of insurance regulators;
•reliance on strategic, proprietary relationships to provide us with access to personal data and product information, and the ability to use such data and information to increase transaction volume and attract and retain customers;
•the ability to develop new, or enhance existing, products, services, and features and bring them to market in a timely manner;
•changes in capital requirements, and the ability to access capital when needed to provide statutory surplus;
•our ability to timely repay our outstanding indebtedness;
•the increased costs and initiatives required to address new legal and regulatory requirements arising from developments related to cybersecurity, privacy, and data governance and the increased costs and initiatives to protect against data breaches, cyber-attacks, virus or malware attacks, or other infiltrations or incidents affecting system integrity, availability, and performance;
•retaining and attracting skilled and experienced employees;
•costs related to being a public company; and

•other risks and uncertainties discussed in “Item 1A. Risk Factors,” in this Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2023, and elsewhere in this report, as well as those discussed in subsequent reports filed with the Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s website at www.sec.gov.
We caution you that the foregoing list may not contain all of the risks to forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

NOTE REGARDING INDUSTRY AND MARKET DATA
This Annual Report on Form 10-K contains market data and industry statistics and forecasts that are based on independent industry publications and other publicly available information. Although we believe these sources are reliable, we do not guarantee the accuracy or completeness of this information and we have not independently verified this information. In addition, the market and industry data and forecasts included in this report may involve estimates, assumptions and other risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors,” contained in this Annual Report. Accordingly, investors should not place undue reliance on this information.

PART I

Item 1. Business
Company Overview
Introduction to Porch Group
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a leading vertical software and insurance platform and is positioned to be the best partner to help homebuyers move, maintain, and fully protect their homes. We offer differentiated products and services, with homeowners insurance at the center of this relationship.
We differentiate and look to win in the massive and growing homeowners insurance opportunity by 1) providing the best services for homebuyers, 2) led by advantaged underwriting in insurance, 3) to protect the whole home.
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 30 thousand companies that are key to the home-buying transaction, such as home inspectors, mortgage companies, and title companies.
We have grown the utilization our software products across these industries; for example, more than 40% of home inspections in 2023 and approximately 40% of title transactions in 2023 are processed through our software. These relationships provide us with early insights to a majority of United States (“U.S.”) homebuyers. In partnership with these companies, we have the ability to help simplify the move for consumers with services such as insurance, warranty, moving and more.
Through our vertical software products we have unique insights into the majority of U.S. properties. This data helps feed our insurance underwriting models, better understand risk, and create competitive differentiation in underwriting.
We provide full protection for the home by including a variety of home warranty products alongside homeowners insurance. We are able to fill the gaps of protection for consumers, minimize surprises, and deepen our relationships and value proposition.
Porch’s Strategy to Win in Homeowners Insurance
We have two reportable segments: the Vertical Software segment and the Insurance segment.
Vertical Software Segment
The Vertical Software segment provides software and services to inspection, mortgage, and title companies on a subscription and transactional basis, which was 54% of total vertical software revenue in 2023, and move and post-move services, which was 46% of total vertical software revenue in 2023. The Vertical Software segment operates several key businesses, including:

Inspection Software and Services
This includes the Inspection Support Network (“ISN”), Home Inspector Pro and Palm-Tech brands which are leading SaaS solutions for inspectors with easy-to-use tools. These three solutions provide a range of offerings for inspection businesses, and together represent more than 40% of all U.S. home inspections in 2023.
ISN has grown to be the most comprehensive CRM and workflow solution in the inspection industry. It allows inspection companies to accept orders online from their website and helps automate business tasks such as emailing customers, collecting payments, delivering inspection agreements, and collecting signatures. ISN is extensible, offering integrations with the largest number of inspection and technology partners in the industry and all the prominent report-writing platforms. ISN also provides powerful business reporting so that office staff and the business owner can understand how the business is performing at the individual inspector, real estate agent, or office level.
Title Insurance Software
Rynoh software helps settlement agents protect the real estate transaction. Rynoh software was utilized in approximately 40% of all real estate closings in 2023.
Through the homebuyer’s settlement agent, Rynoh’s cloud-based financial management system, supports financial protection for each real estate transaction by tracking critical disbursements and automating reconciliations daily. Due to the manual and labor-intensive processes in the industry, settlement agent’s escrow accounts are more vulnerable to the rising risks of fraud, embezzlement, cyberattacks, and unintentional errors. Rynoh’s products intend to save customers time and money while reducing risk.
Mortgage Software
Floify is a software company helping mortgage companies and loan officers create a better mortgage and refinancing experience for consumers.
Floify offers market-leading digital mortgage point-of-sale solutions to mortgage professionals. Including advanced digital loan application, secure document portal, automated borrower and agent notification platform, fully customizable workflows, and other productivity integrations.
Moving Services
Porch Moving Group includes the SML, Moving Staffers and HireAHelper brands, and is primarily a marketplace offering labor-only moving services which has recently expanded to offer all moving-related services.
Other
Additional businesses include Porch Media Group, a leader in mover and homeowner marketing, and iRoofing LLC, which provides measurement software for roofers.
The software and services businesses receive both subscription and transactional revenues. Software and subscription revenues were 54% of total 2023 Vertical Software segment revenue and are less exposed to seasonality. The moving business relies on home industry moves which are traditionally higher in the spring and summer months.
Businesses within the Porch Group ecosystem benefit from early access to consumers at a low cost of acquisition. Consumers also benefit from a free app and concierge to assist with insurance, warranty, move and post-move services.
Insurance Segment
Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes Homeowners of America (“HOA”), a wholly owned insurance carrier, Porticus Reinsurance (“Porticus RE”), our Cayman Islands captive reinsurer, and Porch Warranty, among other warranty brands.
Insurance
Through HOA, we offer property-related insurance products in 22 states. HOA uses unique property data to assess home factors, underwrite risk, and effectively price homeowners insurance policies. Information about properties includes features such as type of piping, roof, plumbing, floor and water heater location. HOA uses this data to create a pricing advantage for well-maintained homes and increase prices for homes that are higher risk.
Property insurance claims fluctuate with seasonal weather; the highest exposure to catastrophic weather has historically occurred in the first and second quarters. While HOA retains insurance underwriting risk, a portion of the risk is ceded to third party reinsurance companies. Porticus RE reinsures risk from HOA when economically attractive versus using a third-party reinsurer.
Warranty
Our warranty business offers various products such as whole-home, 90-day, service line and extended labor warranties in 49 states and Washington, D.C. The warranty business typically acquires customers through partnerships, including real estate, home inspection, distributors, utilities, and home insurance. We offer warranty products predominately through the Porch Warranty, American Home Protect (“AHP”), and Residential Warranty Services (“RWS”) brands.
Our warranty business differs from competitors and we believe has a long-term advantage due to several factors.
•We offer bundled handyman services, which appeal to customers who maintain their home to prevent future issues. Customers pay a deductible against services such as gutter or dryer vent cleaning.
•Unique channel access, in addition to traditional warranty channels such as real estate and direct-to-consumer, by being part of Porch Group also means products can be cross-sold through inspectors, contractors and other businesses, providing lower customer acquisition costs and increased lifetime value.
•Our 90-day warranty product is provided largely through inspectors to homebuyers during the home purchase process to offer protection. This provides early access to a high volume of customers.
•Utilities partnerships, where we partner with large electric and gas utilities to provide a variety of services to their customers, include targeted and full-home warranties.

Core Differentiation
Our strategy is led by differentiation, which stems from our unique property data. Developing and enhancing vertical SaaS products is critical to unlocking this data and gaining early access to consumers to cross-sell key home services, such as insurance, warranty, moving and other services for consumers to protect and maintain their home.
There are three key areas where Porch has differentiation which is core to the strategy - we provide a leading suite of services for homebuyers, led by advantaged underwriting in insurance, to protect the whole home:
Advantaged Underwriting
With insights into a majority of U.S. homebuyers, we are able to use our unique insights to better model underwriting risk and price policies appropriately. This is a win-win, as it benefits us and our customers.
Best Services for Homebuyers
We know when homebuyers are moving approximately six weeks before they move due to our unique early access. Therefore, we have the ability to cross-sell a variety of products at the time they are most needed. The consumer will engage with either the Porch app or our concierge service to receive support in various aspects of their move, such as insurance, warranty, and moving services, utilities, television, internet, and security, including comparing reviews and prices for different providers.
About two years ago, our Insurance segment started to use the unique property data to create a pricing advantage for well-maintained homes and create adverse selection for poorly maintained homes. We have made steady progress unlocking inspection data state-by-state and insight-by-insight.
Whole Home Protection
We provide consumers with whole home protection through offering home insurance, home warranty for everyday breakdowns, and a home app to provide appliance recall check monitoring. We can be there for the whole home journey, from move-in to move-out, with a variety of products designed to make sure our consumers’ largest assets are protected.
Industry Trends
In 2023, 4.1 million1 existing homes and 0.7 million2 newly constructed homes were sold in the U.S. Through our relationships with approximately 30 thousand companies that support consumers through the home transaction, we have insights to a majority of these homebuyers. In 2023, the U.S. housing market continued to be impacted by the increase in interest rates, in
1 National Association of Realtors, Existing Home Sales, December 2023
2 U.S. Census Bureau, Monthly New Residential Sales, December 2023

crease in home sales prices and general economic uncertainty which resulted in a 19% decrease in industry home sales volumes compared to 2022.
We primarily focus on movers, where we have unique competitive advantages due to our data insights with this pool of customers. We consider this a higher quality customer cohort because it typically has a long lifetime value.
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

Strategic Pillars
Our strategy is to provide the best services for homebuyers, led by advantaged underwriting in insurance, to protect the whole home.
We intend to continue focusing on growth that will positively impact long-term shareholder value through the following strategic pillars.
Execute Insurance Strategy
This strategy includes our continued focus on profitable growth, including increasing premium per policy, non-renewing higher risk policies, and other underwriting actions. In addition, we will also continue to roll out our unique data factor-by-factor and state-by-state.
Launch the Porch Insurance Reciprocal Exchange
On March 20, 2023, we filed an application to form and license a Texas reciprocal exchange (the “Reciprocal”) with the Texas Department of Insurance (“TDI”). If approved by the TDI, our insurance underwriting business will be conducted through the Reciprocal. The Reciprocal is expected to have several benefits to Porch Group, including mitigating our exposures to claims, seasonality, and catastrophic weather, access to additional forms of capital to support growth in insurance premiums, and higher margins. If the Reciprocal is approved, launching the Reciprocal would entail the sale of our wholly owned insurance carrier to the member-owned reciprocal exchange and thereafter we would expect to receive a percentage of gross written premium in exchange for originating policies and managing the exchange. For more information, see the “Reciprocal Exchange” subsection in the “Recent Developments” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and the risk factor, “There can be no assurance that our planned formation of a reciprocal exchange will receive regulatory approval, and if obtained, that the approval would be based on terms as proposed or subject to additional requirements that may not be acceptable to the Company,” in “Item 1A. Risk Factors” of this Annual Report.
Grow SaaS Businesses
We plan to continue increasing utilization of our SaaS products and improving conversion and expect to launch new products to meet the needs of the individual companies we work with and consumers, while providing margin expansion opportunities and therefore driving profitability.
Organizational Efficiency
We will control costs, mature systems, and optimize capital allocation.

Government Regulation
General
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

As we receive, transmit, store and use a substantial amount of information received from or generated by consumers and service professionals, we are impacted by state laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. For example, California passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 and the California Privacy Rights Act (“CPRA”), and other states including Virginia, Colorado, Utah, and Connecticut have also passed similar laws. These laws impose data protection obligations on covered businesses, including consumer rights procedures and obligations, limitations on data uses, audit requirements for higher risk data, and constraints on certain uses of sensitive data. The majority of the CPRA provisions were effective January 1, 2023.
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
Insurance
State Regulation
Our insurance business is subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in National Association of Insurance Commissioners ("NAIC") model laws and regulations that establish standards and requirements for conducting the business of insurance and may be adopted by each state regulatory agency.
Moreover, the NAIC Accreditation Program requires state regulatory agencies to meet baseline standards of solvency regulation, particularly with respect to regulation of multi-state insurers. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our shareholders. These rules have a substantial effect on our business and relate to a wide variety of matters including: insurance company licensing and examination; the licensing of insurance agents and adjusters; price setting or premium rates; underwriting rules and restrictions; trade practices; approval of policy forms; claims practices; restrictions on transactions between our subsidiaries and their affiliates, including the payment of dividends; investments; underwriting standards; advertising and marketing practices; capital adequacy; and the collection, remittance and reporting of certain taxes, licenses and fees.
Insurance Holding Company Regulation
Nearly all states have adopted the Model Insurance Holding Company System Regulation Act and Regulation as amended by the NAIC in December 2010 (the “Amended Model Act”). As part of an insurance holding company system, Homeowners of America Insurance Company (“HOAIC”), our insurance carrier, is required to register with the Texas Department of Insurance (the insurance supervisory agency of HOAIC’s state of domicile) and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Under these laws, the respective state insurance departments may examine us at any time, require disclosure of material transactions and require prior notice of or approval for certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action.
Restrictions on Shareholder Dividends
Our insurance carrier’s capacity to pay dividends to shareholders is limited. Insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an “extraordinary dividend” as defined under the state's insurance code. The amount of ordinary dividends that may be paid is subject to certain limitations, the amounts of which change each year.
Price Regulation
Nearly all states have insurance laws requiring our carrier to file rate schedules, policy or coverage forms, and other information within the state's regulatory authority. In certain states, rate schedules, policy forms, or both, must be approved prior to use. While insurance laws vary from state to state, their objectives are generally the same: an insurance rate cannot be excessive, inadequate, or unfairly discriminatory. The speed with which we can change our rates in response to competition or in response to increasing costs depends, in part, on the willingness of state regulators to allow adequate rates for the business we write.
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

Statutory Accounting Principles
For public reporting, insurance companies prepare financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). However, state laws require us to calculate and report certain data according to statutory accounting rules as defined in the NAIC Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.
Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives and legislation often have an impact on our business. These initiatives and legislation include tort reform proposals, proposals addressing natural catastrophe exposures, terrorism risk mechanisms, federal financial services reforms, various tax proposals affecting insurance companies, and possible regulatory limitations, impositions and restrictions arising from the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

Human Capital Management
By staying true to our core values (No Jerks/No Egos; Solve Each Problem; Be Ambitious; Care Deeply; and Together We Win), we have created a company where good people can do great work and drive shareholder value. These values guide us in everything we do, from individual everyday tasks to high-level strategic planning. They foster a culture of dialogue, collaboration, and recognition that contributes to our long-term success.
We are organized in a decentralized operating model, which allows our businesses to move quickly and entrepreneurially leverage a common playbook and infrastructure that benefit from shared best practices as we scale. When we acquire a company, our decentralized operating model helps us maintain momentum and entrepreneurial culture while mitigating the risks associated with integration. In most cases, we integrate acquisitions into our (1) central data platform; (2) transactional monetization to drive our business-to-business-to-consumer revenues such as insurance and warranty; and (3) operational systems, such as accounting and payroll.
We engage and empower our team with continued career and learning and development opportunities. Fostering a growth mindset facilitates a culture where all voices are heard and team members can take informed risks, ask questions, and seek creative solutions to tough problems. This approach helps us build a strong bench of leaders for tomorrow’s business challenges.
We are a progressive organization which values environmental, social, and corporate governance (“ESG”) initiatives. Our ESG strategy reflects the relevant issues that are most important to Porch and our stakeholders. We released our initial ESG report in November 2023.
Our diversity, equity, inclusion, and belonging efforts are based on the principle that all Porch team members can bring their whole selves to work and thrive. We have a commitment throughout the organization for Porch to be a supportive and inclusive environment.
We pride ourselves on our values-driven culture that fosters employee engagement and creates an attractive home for top talent. We were certified as a Great Place to Work in 2022 and 2023.
As of December 31, 2023, we had a total of 895 employees, which includes 864 full-time employees. We also utilize independent contractors in the U.S. and other countries. We believe that we generally have good relationships with our employees and contractors.

Available Information
Our main consumer website is www.porch.com, and our corporate and investor relations website is located at www.porchgroup.com. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”) free of charge at www.porchgroup.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Neither the information on these websites, nor the information on the websites of any of our brands and businesses, is incorporated by reference into this Annual Report, any other filings with, or any other information furnished or submitted to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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
•Our brands and businesses, including our insurance business, operate in an especially competitive and evolving industry.
•Our future growth is dependent in part on our ability to grow our insurance business by limiting attrition and building surplus and increasing our revenue by increasing the number of sales of home-related services per customer and consumer. We may not succeed in these efforts.
~~•~~The incidence, frequency and severity of weather events, extensive wildfires, and other catastrophes, particularly occurring where Porch has a concentration of homeowners insurance policyholders, or that adversely impact consumer confidence and spending behavior in the industries we serve, could have a material effect on our results of operations and financial condition.
•Our insurance business and operations are subject to a variety of uncertainties, including, without limitation, regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses or strategic initiatives, including our planned formation of the reciprocal exchange, and other matters within the purview of insurance regulators.
•We rely on strategic, proprietary relationships with third parties to provide us with access to personal data and product information.
•We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
•If personal, confidential, or sensitive user information or property data that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate, and our reputation could be harmed.
•We rely on our ability to reach home services companies’ customers and home service-related consumers earlier than our competitors, and throughout the home buying and homeownership journey.
•Our efforts to develop new insurance products, expand in targeted insurance markets, improve business processes and workflows, or make acquisitions may not be successful and may create enhanced risk.
•Our brands and businesses are sensitive to general economic events, trends and conditions, including those related to, without limitation, the housing and financial markets, which impacts the demand and costs for a portion of our products and services.
•Our businesses, including our insurance business, are subject to various federal, state and local laws and regulations, which could limit growth and impose additional costs on us, and we must comply with such laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action).
•We may be unable to access the capital markets when needed, which could adversely affect the ability to take advantage of business opportunities as they arise and to fund operations in a cost-effective manner.
•We may face negative consequences from the actions and omissions of our service providers, and our terms and conditions may not adequately protect us from claims.
•We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
•Termination of a reinsurance contract due to distress at one of HOA’s reinsurers may expose HOA and the Company to various risks that could materially and adversely affect HOA’s and the Company’s business, financial condition, and results of operations.
•Our insurance company subsidiary is dependent on the use of reinsurance. We may change the structure of our reinsurance arrangement in the future, which may impact our overall risk profile and financial and capital condition.
•There can be no assurance that our planned formation of a reciprocal exchange will receive regulatory approval, and if obtained, that the approval would be based on terms as proposed or subject to additional requirements that may not be acceptable to the Company.

•The financial strength ratings of our insurance company subsidiary could be downgraded.
•Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.
•Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on results of our operations and financial condition.
•Failure to maintain our insurance carrier’s risk-based capital at the required levels could adversely affect the ability of our insurance company subsidiary to maintain regulatory authority to conduct our business.
•Our insurance businesses’ loss reserves may be inadequate to cover actual losses.
•Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of the market, including research analysts or investors, which could cause our stock price to decline.
•Our quarterly results of operations fluctuate due to seasonality in consumer demand and historical weather trends, in addition to other factors associated with our industry.
•We have a history of losses, and we may be unable to achieve or sustain profitability.
•We are subject to credit risk arising from the financial soundness of counterparties, including our reinsurance partners, which may have a material adverse effect on our business, financial condition, and results of operations.
•The processing, storage, use and disclosure of personal data is subject to a variety of federal and state laws and regulations and could give rise to liabilities and increased costs.
•Litigation and regulatory actions could distract management, increase our expenses or subject us to material monetary damages and other remedies.
•Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to make such payments.
•The conditional conversion features of the 2026 Notes and 2028 Notes, if triggered, may adversely affect our financial condition and operating results.
•Conversion of our 2026 Notes or 2028 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
•We face risks associated with our independent contractors.
•We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
•We may experience risks related to acquisitions and divestitures which could adversely affect our financial results.
•The price of the Company’s securities may change significantly, and investors could lose all or part of their investment as a result.
•Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.
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
Risks Relating to Porch’s Business and Industry
Our brands and businesses, including our insurance business, operate in an especially competitive and evolving industry.
Our brands and businesses operate in home-related product and service industries, which include insurance, mortgage software, title insurance software, warranty, moving services, inspection software, home repair, and marketing, financial and other software for home services companies; all of which are competitive, evolving, and some of which are highly regulated. There are many existing competitors and a consistent and growing stream of new entrants, services and products. Some of our competitors are well-established, have greater functional and compliance maturity, or have better competitive positions with respect to certain geographical areas, consumer and service provider demographics, and/or types of services offered. Some of our competitors have stronger brand name recognition, better economies of scale, more developed software platforms or other intellectual property, and/or better access to capital. Additionally, the home and home-related services industries continue to undergo consolidation and vertical integration, which may make it more difficult to compete with existing competitors and new entrants. Any of these advantages could enable these competitors to reach more consumers and service providers than we reach, offer products and services that are more appealing to consumers and service providers than our products and services, and respond more quickly and/or cost effectively than we respond to evolving market opportunities and trends, any of which could adversely affect our business, financial condition and results of operations. Alternatively, our innovative business model and our limited track record as a public company may cause confusion in the market such that failures of our competitors or companies operating in similar or adjacent spaces may impact consumer or investor perceptions of the digital home services industry as a whole.
If we are unable to compete effectively against competitors, services or products or if we are unable to establish or maintain a consumer brand that resonates with customers and/or enhance our existing brands and the brands of our recently acquired companies, or if we are unable to maintain high customer satisfaction or compete with the pricing offered by our competitors, the result could be decreases in the size and level of engagement of our consumer and service provider bases, any of which could adversely affect our business, financial condition and results of operations.
Our future growth is dependent in part on our ability to grow our insurance business by limiting attrition and building surplus and increasing our revenue by increasing the number of sales of home-related services per customer and consumer. We may not succeed in these efforts.
Our future growth is dependent in part on our ability to grow our insurance business. The insurance industry is highly competitive and regulated, and our growth depends on our ability to continue to obtain reinsurance at levels and pricing favorable to us, manage risk, limit policy attrition, obtain regulatory alignment on our business plans and financials, and continue to build surplus to support additional growth, which may require raising capital if unable to grow organically. There can be no assurances we will be successful in these efforts.
Our future growth also depends in part on increasing the revenue generated from each customer or consumer we serve. We plan on increasing this revenue by increasing the number of value-add touchpoints with customers and consumers for whom we have access rights by offering new services and by improving conversion rates and revenue generation of both existing and new services. There can be no assurances we will be successful in these efforts. Failure to increase revenue per customer or consumer may slow our growth, which could in turn have an adverse impact on our business, financial condition and results of operations.
Our growth therefore depends, in part, on our ability to attract new customers, maintain existing customers, sell additional products and services to existing customers, and increase prices. This depends on our ability to understand and anticipate customers’ needs and our ability to deliver consistent, reliable, high-quality services and products. If we fail to engage new customers, continue to re-engage with our existing customers or to cross-sell additional services, our operating results could be materially impacted.
The incidence, frequency and severity of weather events, extensive wildfires, and other catastrophes, particularly occurring where Porch has a concentration of homeowners insurance policyholders, or that adversely impact consumer confidence and spending behavior in the industries we serve, could have a material effect on our results of operations and financial condition.
In particular, severe weather events and the effects of climate change, including, tornado and hail events, hurricanes extensive wildfires, drought, storms, flooding, and other catastrophes, and the frequency of such events, as well as the impacts of future global pandemics and other health crises, may harm our insurance business. For example, as it relates to our insurance carrier entity, we will be directly exposed to a portion of these losses. As it relates to our captive reinsurer, Porticus Re, a significant and severe weather event could cause our captive to lose all or a significant portion of its collateral which may need to be replaced by Porch to ensure continued operations. While we intend to manage our risk via reinsurance, there can be no guarantee this will adequately reduce our exposure to losses due to various risks inherent in reinsurance generally and with our reinsurance program, including, but not limited to, the inability to negotiate reinsurance contracts at renewal at acceptable terms or at all, our limited number of reinsurance partners, large catastrophes that exceed our aggregate reinsurance coverage limits, the inability or unwillingness of counterparties to pay us reinsurance receivables we believe we are owed, multiple losses in a single year that exceed our ability to reinstate reinsurance contracts, and the potential for fraud or misrepresentation committed by our reinsurance partners. The availability of reinsurance and its price are generally determined in the reinsurance market by conditions beyond our control and can be negatively impacted by such severe weather events and the effects of climate change, including, tornado and hail events, hurricanes, extensive wildfires, drought, flooding and other catastrophes, and the frequency of such events, as well as the impacts of future global pandemics and other health crises, may harm our insurance business. Additionally, a significant increase in insurance claims and the cost of the claims by consumers who purchase our insurance could reduce our access to reinsurance. These events have in the past and could in the future negatively affect the economy in general, and the housing and home services markets in particular.

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
We rely on strategic, unique relationships with third parties to provide us with access to derive personal data and information, and property data.
We rely on strategic relationships with third parties, including home services companies, to provide us with access to derive personal information, including property data, about their customers in exchange for giving such companies access to our ERP and CRM services or other value. In the future, any of these third parties could sever its relationship with us, change its data sharing policies, including making them more restrictive, or alter its own data collection practices, any of which could result in the loss of, or significant impairment to, our ability to access, collect and use personal information about their customers or consumers.
We also license data from third-party data brokers and other data suppliers. However, we cannot provide assurance that we will continue to be able to access, collect or use personal information or property data provided by consumers, service providers and commercial partners as we currently do or may want to do in the future. Our ability to access, collect and use personal information and property data provided by these parties may be adversely affected by federal and state laws and regulations that make it burdensome for us to collect or use personal information and property data. Additionally, our collection and use of personal information or property data may cause privacy concerns of the individuals from whom we collect personal information, privacy and reputational concerns of commercial partners that provide us with end customer personal information and property data, and adverse consumer reaction to our marketing practices. This could cause us to lose customers and reduce the number of commercial partners using our platforms.
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
We may be attacked by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials, ransomware attempts, and other similar malicious activities including malicious activities from internal bad actors. The incidence of events of this nature is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, have invested and continue to invest in these efforts and related personnel and training, and deploy data minimization strategies where appropriate, our efforts may not be successful. These efforts, which include developing and maintaining the systems of recently acquired companies, are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures are becoming more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant events of this nature in the future. Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, and may subject us to investigations by regulatory authorities, fines, claims for breach of contract or indemnity by third parties and/or litigation that could result in liability to third parties. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties could have a similar effect. Our business model relies in large part on selling or otherwise providing certain consumer personal information to third parties. These third parties may be subject to similar cyberattacks and there can be no assurance that such third parties have adequate cybersecurity infrastructure to prevent breaches of the personal data sold to them by us.
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
Our consumer access model allows us to market and offer services to home services companies’ customers very early and throughout the homebuying and homeowning journey. We also have relationships with commercial partners that provide us with data about consumers who may require a variety of home services early and throughout the homebuying and homeownership journey. There can be no assurances that we will continue to receive access to these customers and consumers relative to our competitors. Our competitors may adopt a similar model or may develop a new model that affords them similar or earlier access. Any erosion of our competitive advantage in access to home services companies’ customers and home service-related consumers may impair future opportunities to monetize those customers and impact our retention rates, which in turn could adversely impact our business, financial condition and results of operations. Even if we capture early access to home services companies’ customers, if we are unable to convert that access into sales of our services and products, it could negatively impact revenue growth and adversely impact our business, financial condition and results of operations.
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
Our efforts to develop new products, expand in targeted insurance markets, improve business processes and workflows, or make acquisitions may require us to make substantial expenditures and may not be successful, and even if successful, they may create additional risks including, but not limited to:
•Changes to our business processes or workflow, including the use of new technologies, may give rise to execution risk.
•Models underlying automated underwriting and pricing decisions may not be effective.
•Demand for new products or expansion into new markets may not meet our expectations.
•New products or services and expansion into new markets may change our risk exposures, and the data models we use to manage such exposures may not be as effective as those used in existing markets or with existing products.

•Acquisitions may not be successfully integrated, resulting in substantial disruption, costs, or delays, and adversely affecting our ability to compete, and may also result in unforeseen liabilities or impact our credit ratings, and
•In connection with the conversion of policyholders to a new product, some policyholders’ pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins.
These efforts may require substantial expenditures, which may negatively impact results in the near term and if not successful, could materially and adversely affect our business, financial condition, and results of operations.
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
Demand for certain of our products and services generally decreases as the number of housing purchasing and refinance transactions decrease. The housing market is seasonal, cyclical and affected by significant conditions beyond our control. The number of housing transactions in which certain of the Company’s products and services are purchased have been, and may continue to be, impacted by the following situations, among others:
•high, volatile or rising mortgage interest rates;
•availability of credit, including commercial and residential mortgage funding;
•real estate affordability, housing supply rates, home building rates, housing foreclosures rates, multi-family housing fundamentals, and the pace of home price appreciation or the lack of it;
•slow economic growth or recessionary conditions and other macroeconomic conditions, which may be impacted by national or global events (such as the COVID-19 pandemic);
•local, state and federal government intervention in the financial markets;
•increased unemployment or declining or stagnant wages;
•changes in household debt levels and disposable income;
•changing trends in consumer spending;
•fewer homebuyers electing to get a home inspection; and
•changing expectations for inflation and deflation.
Any adverse impact on a macro level to the housing or financial markets generally could have an adverse impact on our business, results of operations and financial condition.
We may be unable to access the capital markets when needed, which could adversely affect the ability to take advantage of business opportunities as they arise and to fund operations in a cost-effective manner.
Our ability to grow our business may depend in part on the ability to access capital when needed to strategically grow our operations and provide statutory surplus to grow our insurance business. Capital markets may become illiquid from time to time, and we cannot predict the extent and duration of future economic and market disruptions or the impact of any government interventions. We may not be able to obtain financing on acceptable terms, or at all. If we require capital but cannot raise it or cannot obtain financing on acceptable terms, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to execute our long-term growth strategy.
If we are unable to deliver effective customer service, it could harm our relationships with our existing home services companies, consumers, service providers and commercial partners and adversely affect our ability to attract new home services companies, consumers, service providers and commercial partners.
Our business depends, in part, on our ability to satisfy our home services companies, consumers and service providers, both by providing access to services that address the needs of consumers and service providers and providing services and software-based solutions to home services companies that address their business needs. Our customer support personnel also sell our products and services. If our sales efforts are not satisfactory, consumers may choose not to do business with us, or we may suffer reputational costs. Additionally, our home services companies, consumers and service providers depend on our customer support personnel to resolve technical issues relating to the use of our products and services. We may be unable to respond quickly to accommodate short-term increases in demand for support services or may otherwise encounter a customer service issue that is difficult to resolve. If a home services company, consumer or service provider is not satisfied with the quality or responsiveness of our customer service, we could incur additional costs to address the situation or the home services company, service provider, or consumer (and commercial partners who provide us with their customers’ data) may choose not to do business with us or we may suffer reputational costs. As we do not separately charge our home services companies, consumers and service providers for support services, increased demand for our support services would increase costs without corresponding revenue, which could adversely affect our business, financial condition and results of operations. In addition, regardless of the quality or responsiveness of our customer service efforts, home services companies, consumers, service providers and commercial partners that are not satisfied with outcomes may choose to terminate, or not to renew, their relationships with us.
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

The nature of our platform is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our business, financial condition, and results of operations.
We manage a complex platform of solutions that consists of our software and services for companies and products for consumers. Many of our solutions include a large number of product centers that are highly integrated and require interoperability with other Porch products, as well as products and services of third-party service providers. Due to this complexity and the development cycles under which we operate, we may experience errors in our software, corruption or loss of our data or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could adversely affect our business, financial condition, and results of operations.
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
Risks Relating to Our Insurance Business
Termination of a reinsurance contract due to distress at one of HOA’s reinsurers may expose HOA and the Company to various risks that could materially and adversely affect HOA’s and the Company’s business, financial condition, and results of operations.
In the third quarter of 2023, HOA, a subsidiary of Porch Group, discovered that for one of its reinsurance contracts for which capital was arranged by Vesttoo, there were allegations of fraudulent activity in connection with collateral provided to HOA and certain other third parties which allegations have now been confirmed. As a result, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had HOA not terminated the contract, the contract would have expired on its own terms on December 31, 2023. The agreement with this reinsurer provided coverage for 40% of HOA’s core book and coverage up to approximately $175 million in a catastrophic event.
Following the effective date of the termination, HOA seized approximately $47.6 million in available liquid collateral from a reinsurance trust, of which HOA was the beneficiary. In addition, HOA has secured supplemental reinsurance coverage in the amount of approximately $146.3 million, replacing nearly all of the reinsurance coverage for certain catastrophic weather events that was in place under the terminated reinsurance contract. HOA is currently seeking additional supplemental reinsurance coverage in order to maintain adequate coverage in future periods against potential excess losses in the event of a severe weather event for which it has not obtain supplemental coverage and to satisfy regulatory and rating agency requirements. Regardless of whether additional supplemental coverage is obtained, HOA will continue to remain obligated with respect to all claims and claim settlement expenses under its policies, including claims incurred but not yet reported for prior periods, and claims and expenses that are no longer subject to the reimbursement rights in favor of HOA under the terminated reinsurance contract and for which HOA has not obtained adequate supplemental coverage. The Company intends to pursue its rights with respect to the letter of credit required by the reinsurance contract in the amount of $300 million as additional collateral, which advisors to the issuing bank have alleged is invalid. The Company was appointed to the statutory committee of unsecured creditors in the Chapter 11 bankruptcy of Vesttoo and intends to pursue recovery for all losses and damages incurred.
Notwithstanding the receipt of supplemental reinsurance coverage, the TDI placed HOA under its supervision following the release of HOA’s statutory accounts for the quarter ending June 30, 2023, and Demotech subsequently withdrew its financial stability rating. The Company worked closely with the TDI to restore surplus to an appropriate level following HOA’s placement under TDI supervision and made a $57 million cash investment into HOA to increase surplus in exchange for a $49 million surplus note and the purchase of all rights from HOA for potential claims related to the fraud connected to Vesttoo and others. In addition, HOA submitted a formal operational plan to the TDI for its review and worked closely with both the TDI and Demotech to resolve their concerns to exit supervision and regain its financial stability rating. On November 2, 2023, the TDI released HOA from regulatory supervision and on November 8, 2023 Demotech reinstated HOA’s A rating.
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
•maintaining adequate surplus levels to satisfy regulatory requirements; and
•HOA’s continuing ability to stay out of regulatory supervision and maintain its financial stability rating.
We face a variety of risks through our expansion into the insurance business.
In 2021, we expanded our insurance operations through the acquisition of HOA, a leading property and casualty insurance company focused on products in the residential homeowner space. We are a full-service insurance company operating in 22 states exposing us to the regulatory risk of complying with insurance laws that vary by state as well as underwriting and claims management risk. Other risks of our entry into the insurance business include, without limitation, difficulties integrating the new insurance business with our ongoing operations, potential diversion of management’s time and other resources from our previously-established lines of business, the need for additional capital and other resources to expand into this new line of business, and inefficient integration of operational and management systems and controls.
We bear the cost of paying insured claims. As a result, the likelihood of being significantly affected by the risks inherent to the insurance industry, and the magnitude of such risks, are increased. Claims costs may be adversely affected by increases in costs of home repair as a result of inflated material costs, supply chain shortages, increases in labor costs, and demand surge during catastrophic events. In addition, prices for raw materials, such as lumber and steel, are subject to market volatility. We cannot predict the extent to which our insurance carrier business line may experience future increases in claims costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers. Such increases in costs could have a material adverse impact on our consolidated business, financial position, results of operations, and cash flows.
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
The Company has implemented a reinsurance program, which includes the use of a captive reinsurer. Under this arrangement, the captive owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflect a liability consisting of the full reserve amount attributable to the reinsured business, which is significantly higher than previous years’ insurance related liabilities. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including, but not limited to, weather events, continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted. Additionally, capital held by the captive cannot be used elsewhere within the Company without applicable regulatory pre-approval.
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
We are also subject to the cyclical nature of the insurance industry. The financial performance of the insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an insurance company depends on its own specific business characteristics, the profitability of many insurance companies tends to follow this cyclical market pattern. Because the cyclical nature of the market is due in large part to the actions of competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle.
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
There can be no assurance that the Texas reciprocal exchange (the “Reciprocal”) will commence business. In 2023, we filed an application to form and license the Reciprocal with the Texas Department of Insurance (“TDI”). Applications of this nature involve intensive dialog with regulators that can result in material changes to all aspects of the business plan originally presented, including changes that could cause Porch to terminate and not proceed with its plans to form the Reciprocal. Matters within the scope of the TDI’s review include but are not limited to those listed below:
•the adequacy of the Reciprocal's and HOAIC’s capitalization and methods used to capitalize it;

•the terms of the Reciprocal's governing documents, including the compensation paid to the attorney-in-fact;
•the premiums to be charged by the Reciprocal and the benefits offered to its subscribers;
•the amount and duration of the subscriber contribution paid by its subscribers
•the Reciprocal’s relationship with Porticus Re and HOA’s managing general agency, including reinsurance premium, commissions and fees charged by them for services as general agent;
•the powers and composition of the Reciprocal’s subscribers' committee; and
•the terms of sale of HOAIC to the Reciprocal.
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
If Porch’s plans are implemented, the sole sources of insurance income available to Porch will be (a) the management fee received by its subsidiary that will serve as the attorney-in-fact (“AIF”) of the Reciprocal, (b) commissions and fees charged by HOA’s managing general agency and AIF for services as general agent and (c) reinsurance premiums paid by the Reciprocal to Porticus Re, our Cayman Islands captive reinsurance company.
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
An attorney-in-fact is a separate legal entity from a reciprocal exchange. The reciprocal exchange is managed by an independent subscribers committee over which Porch will have no control. Porch will be the owner of the attorney-in-fact and will not possess any legal ownership in the reciprocal exchange. If the Reciprocal, through its subscribers committee, terminates Porch as its attorney-in-fact, Porch will no longer have access to the attorney-in-fact fees or reinsurance premiums as sources of revenue and a significant portion of revenue from the insurance business. Additionally, Porch would lose access to the admitted insurance carrier.
A reciprocal exchange has no mechanism by which dividends or distributions of profits can be paid to an attorney-in-fact. The sale of HOAIC to the Reciprocal will result in Porch no longer having access to dividends from HOAIC. Except for the fees and commissions paid to the AIF and Homeowners of America MGA, Inc, Porch will derive no cash flow benefit from profitable operating results in the Reciprocal or HOAIC.
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
The financial strength ratings of our insurance company subsidiary could be downgraded.
Financial strength ratings reflect a rating agency’s opinion of our insurance company subsidiary’s financial strength, operating performance, strategic position and ability to meet obligations to policyholders. Our ratings are subject to periodic review and there is no assurance that our ratings will not be changed. Rating agencies could change or expand their requirements or could find that our insurance company subsidiary no longer meet the criteria established for current ratings. Insolvencies or credit downgrades of our reinsurance partners could impact the rating agency’s opinion of our insurance company subsidiary’s financial strength and ability to meet obligations to policyholders causing a downgrade or withdrawal of the rating. The current rating agency used for the insurance business could go out of business or become unacceptable to partners of the insurance business, leaving the company without a rating until a new rating could be achieved with a different rating agency. There is no guarantee that another rating agency would have a similar rating and view of the company. If our insurer financial strength ratings were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers and lenders would be likely to not accept our insurance as sufficient to protect their collateral. Either or both could have severe financial consequences for our insurance company subsidiary.
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
As industry practices, economic, legal, judicial, social, and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our insurance businesses by either extending coverage beyond the underwriting intent or by increasing the number and size of claims. Examples of emerging claims and coverage issues include, but are not limited to:
•Plaintiffs targeting property and casualty (“P&C”) insurers in class action litigation relating to claims-handling and other practices;
•Medical developments linking health issues to particular cases, resulting in liability claims; and

•Claims related to unanticipated consequences of current or new technologies, including cyber-security related risks and claims relating to potentially changing climate conditions.
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
Our insurance company subsidiary is dependent on the use of reinsurance.
Our consolidated financial statements reflect the effects of reinsurance transactions. The primary purpose of reinsurance is to protect us, at a cost, from losses in excess of the amount it is prepared to accept and to protect our capital. Reinsurance is placed on both a quota-share and excess-of-loss basis. Ceded reinsurance arrangements do not discharge us as the primary insurer and if reinsurers are unable or unwilling to pay or if we do not purchase sufficient reinsurance, it could seriously impact our insurance company subsidiary.
Additionally, our net premiums written and earned will be impacted by the amount of premiums we cede under our reinsurance transactions. The amount of profit commission we receive, which reduces the amount of premiums we cede, is variable year-to-year and is dependent on the amount of losses ceded. Changes from one year to the next or within a year could substantially change the financial performance of our insurance company subsidiary, the amount of capital available for our insurance company subsidiary or both.
In January 2024, we entered into a business collaboration agreement with Aon. Pursuant to this agreement with Aon, Aon made a cash payment to Porch in the amount of approximately $25 million plus will make an additional cash payment to us in 2025, and will share with our insurance carrier affiliates a percentage of the brokerage revenue received by Aon for the placement of reinsurance contracts on their behalf that incept or renew each calendar year from 2025 through 2028. If we breach the agreement, we may be required to refund certain of the amounts paid by Aon to us (or to our affiliates) under the Agreement, subject to customary cure rights. Among other things, we could breach the agreement through incidents outside of our control, such as a decrease in financial stability rating, or by directly or indirectly placing reinsurance with brokers unaffiliated with Aon. Any such required repayment upon a breach of the agreement could impact our financial condition and results of operations.
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
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. HOA obtains reinsurance to help manage its exposure to property and casualty insurance risks. Reinsurance is purchased annually, and capacity and acceptable pricing cannot be guaranteed, which may limit HOA’s growth or financial strength rating. If reinsurance becomes unavailable at current levels or prices, our ability to write new business will be hindered. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our insurance company subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits specified in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
Failure to maintain our insurance carriers’ risk-based capital at the required levels could adversely affect the ability of our insurance company subsidiary to maintain regulatory authority to conduct our business.
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
Similarly, our wholly-owned, Cayman Islands-based captive reinsurer, Porticus Re, is subject to additional capital and other regulatory requirements imposed by the Cayman Islands Monetary Authority (“CIMA”). Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of Porticus Re’s Class B(iii) insurer license, which could adversely impact our ability to improve our overall capital efficiency.
As a mid-sized carrier expanding its national presence, we may face additional capital and surplus requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could result in increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business.
Our insurance businesses’ loss reserves may be inadequate to cover actual losses.
Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex, and inherently uncertain process involving many variables and subjective judgments, Significant periods of time can elapse between the occurrence of an insured loss, the reporting of a claim, and payment of that claim. Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability of our insurance businesses. These estimates are based on the analysis of historical loss development patterns and on estimates of current labor and material costs. The various factors reviewed include:
•loss emergence, reporting and development patterns;
•underlying policy terms and conditions;
•business and exposure mix;
•trends in claims frequency and severity;
•changes in operations;
•emerging economic and social trends;
•inflation; and
•changes in the regulatory and litigation environments.
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
Our insurance businesses invest premiums until they are needed to pay policyholder claims. Consequently, our insurance businesses seek to manage the duration of their investment portfolios based on the duration of their losses and loss adjustment expenses payment cycles in order to ensure sufficient liquidity and to avoid having to unexpectedly liquidate investments to fund claims. In addition, unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Our insurance businesses may not be able to sell their investments at favorable prices or at all. Sales of invested assets could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities. Further, losses may impact surplus and require additional capital to fund statutory surplus requirements, which may not be available or available on terms that are not favorable to the Company.
Our results of operations and financial condition may be adversely affected due to limitations in the analytical models or changes in accessibility to such models used to assess and predict our exposure to catastrophic losses.
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
Risks Relating to Financial Reporting and Results of Operations
We have previously identified material weaknesses in our internal control over financial reporting that could have resulted in material misstatements in our financial statements and in the inability of our independent registered public accounting firm to provide an unqualified audit opinion which could have a material adverse effect on us.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.
As disclosed under “Item 9A. Controls and Procedures” of this Annual Report, during the course of preparing our audited financial statements for our Annual Reports on Form 10-K for the fiscal years ended December 31, 2020, 2021 and 2022, we, in conjunction with our independent registered public accounting firm, identified certain material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. During 2020, 2021, 2022, and 2023 we dedicated multiple internal resources and supplemented those internal resources with various third-party specialists to assist with the implementation of the detailed remediation plans, including enhancing our processes and systems. As of December 31, 2023, we have remediated all of the previously identified material weaknesses and concluded that our internal control over financial reporting is effective.
Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in circumstances or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of the market, including research analysts or investors, which could cause our stock price to decline.
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:
•economic trends related to software companies, companies not yet profitable, home-related companies, companies that went public through a special purpose acquisition company (SPAC) transaction, the home services and insurance industries, and general economic, industry and market conditions;
•seasonality;
•the extent to which home services companies, consumers, service providers, and commercial partners are attracted to our solutions to satisfy their (and in the case of home services companies and commercial partners, their customers’) needs;
•the timing, commitment levels, and revenue share rates at which we enter into agreement for our solutions with home services companies and service providers, along with their ongoing capacity and fulfillment performance to handle volume and the effectiveness of our marketing and affiliate channels to drive volume to our network;
•the volume of consumer referrals that home services companies and commercial partners send to us, and the addition or loss of large home services companies or commercial partners, including through acquisitions or consolidations;
•the mix of home services companies and commercial partners across small, mid-sized and large organizations;
•changes in our pricing policies or those of our competitors, including loss of customers due to increased price of our policies;
•volatility in commissions from our insurance business;
•severe weather events, including tornado and hail events, hurricanes, extensive wildfires and other catastrophes, and the frequency of any of the foregoing, including the effects of climate change and global pandemics;
•volatility, as well as severity, in claims from our insurance business;
•widespread claim costs associated with P&C claims;
•losses resulting from actual policy experience that is adverse to assumptions made in product pricing;
•our insurance carrier being placed under regulatory supervision or losing or receiving a downgrade its credit rating;
•the timing and delay in introducing new policy pricing due to seeking regulatory approval for price changes
•losses resulting from a decline in the value of our invested assets;
•declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties with whom we transact business or to whom we have credit exposure, including reinsurers, and declines in the value of investments;
•the financial health of our home services companies, consumers, service providers, and commercial partners;
•the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•the timing and success of new solutions introduced by us;
•the timing and success of current and new products and services introduced by our competitors;
•other changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•our ability to manage our existing business and future growth, including increases in the number of customers on our platform and new geographic regions; and
•various other factors, including those related to significant disruptions in our systems and platform infrastructure risks related to independent contractors, and privacy and data security breaches, each of which is described elsewhere in this “Item 1A. Risk Factors,” section.
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
Our quarterly results of operations fluctuate due to seasonality in consumer demand and historical weather trends, in addition to other factors associated with our industry.
Our businesses are seasonal due to consumer demands and historical weather trends, and as a result our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, our revenues have been strongest in the second and third fiscal quarters due to peak real estate transaction activity occurring during the summer months coupled with historically more mild weather. The first and fourth fiscal quarters are generally weakest, due to lower real estate transaction activity during the winter months coupled with historically more severe weather events. As a result, our operating results for any given quarterly period are not necessarily indicative of operating results for an entire year. In addition, we are rapidly evolving our partnerships and capabilities, and continually improving our underwriting and approach to reinsurance, which makes comparisons to previous seasons difficult.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We have experienced net losses in each year since our inception. We incurred operating losses of $190.4 million, $177.0 million and $83.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and as of December 31, 2023, we had an accumulated deficit of $722.1 million. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability, and even if we do, we may not be able to maintain or increase profitability. While we are undertaking efforts that we believe will increase our revenue, these efforts may not be sufficiently successful in order to offset these expenses. Many of our efforts to generate additional revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. Our recent growth in revenue and number of home services companies, consumers, service providers and commercial partners may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this “Item 1A. Risk Factors,” section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.
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
Compliance with public company requirements is costly and makes certain activities more time-consuming generally, and those costs will increase if we continue to acquire new companies, in particular. A number of those requirements will require us to carry out activities we, or an acquired company, have not done previously. For example, we have adopted and will continue to adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, our auditors have in the past and may in the future identify material weaknesses or significant deficiencies in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it.
Companies are also facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosures. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and harm our business. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure, including with respect to climate-related disclosure. Increased ESG related compliance costs could impact our operations and business.
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
We are subject to credit risk arising from the financial soundness of counterparties, including our reinsurance partners, which may have a material adverse effect on our business, financial condition, and results of operations.
We have exposure to different counterparties in the industries in which we operate, which expose us to credit risk in the event of a default or other failure to adhere to contractual obligations by a counterparty. Specifically, our insurance carrier cedes risk to third-party insurance companies through reinsurance contracts that cover large volumes of business and exposes us to increased credit risk. Our credit risk may be exacerbated when collateral held by us is not sufficient to offset credit risk, changes in value, cannot be realized upon, or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to us. This could lead to losses, the extent of which is unknown, and any such losses could have a material adverse effect on our business, financial condition, and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $425.1 million and $260.4 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018, will begin to expire in 2031, and the state net operating loss carryforward amounts will begin to expire in 2023. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. The Company has determined that it has experienced a limited number of ownership changes in its history, but have concluded that the resulting limitation does not impose any significant constraints on the benefit of its tax attributes. Additional ownership changes may occur in the future.
Risks Relating to Compliance with Laws and Regulations, and Litigation
Our insurance businesses are subject to state governmental regulation, which could limit the growth of our insurance businesses and impose additional costs on us.
Our insurance businesses are subject to extensive regulation and supervision by individual state insurance departments in the states where they transact business. This regulation is generally designed to protect the interests of customers, and not necessarily the interests of insurers or agents, their shareholders, or other investors. Numerous aspects of our insurance businesses are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to not renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other underwriting factors, as well as other underwriting and claims practices. To the extent our insurance businesses decide to expand product offerings to include other insurance products, such as pet, auto, or life insurance, this would subject them to additional regulatory requirements and scrutiny in each state where it elects to offer such products. States may also regulate various aspects of the contractual relationships between insurers and independent agents.
Such laws and regulations are usually overseen and enforced by various insurance departments, as well as through private rights of action and by some state attorneys general. Such regulations or enforcement actions may result in rate suppression, limit the ability of our insurance businesses to manage exposure to unprofitable or volatile risks, or lead to fines, premium refunds, or other adverse consequences. As a result of noncompliance, regulators could impose fines or other penalties, including cease-and-desist orders for an individual state, or all states, until the identified noncompliance is rectified.
Our insurance businesses are also subject to examinations by the insurance departments of any state where our insurance businesses are domiciled or licensed to sell insurance. These insurance departments may, at any time, conduct comprehensive or targeted examinations of our business practices and address concerns or perceived deficiencies. The results of these examinations can give rise to regulatory orders requiring fines, remedial, injunctive, or other corrective action. The exams could also result in the expenditure of significant management time or financial resources.
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
Furthermore, certain states have enacted laws requiring an insurer conducting business in that state to participate in assigned risk and/or shared market plans. For example, state law requires all companies licensed to write property insurance in Texas to be a member of the Texas Windstorm Insurance Association (“TWIA”). TWIA provides basic property coverage to applicants in certain designated catastrophe areas who are unable to obtain insurance in the private market. Carrier participation is based on the amount of a company’s voluntary market share. In these markets, our insurance business, Homeowners of America Insurance Company (HOAIC), may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Alternatively, as TWIA recognizes a financial deficit, it has the ability to assess participating insurers, adversely affecting our results of operations and financial condition. Furthermore, certain states require insurers to participate in guaranty funds for impaired or insolvent companies. These funds periodically assess losses against all insurance companies doing business in the state. For example, in 2022 HOAIC was subject to guaranty fund assessments in Texas and South Carolina. Our results of operations and financial condition could be adversely affected by any of these factors.
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
Moreover, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various state legislatures. Other U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018 (the “CCPA”), as modified by the California Privacy Rights Act of 2020 (the “CPRA”). The CCPA imposes strict requirements and restrictions on the use of personal information with respect to California consumers, including mandating that companies provide consumers with information with respect to personal information being collected about them and how it is being used upon request, as well granting consumers significant control over the use of their personal information (including the right to have such information deleted and the right to object to the “sale” (as defined in the CCPA) of such information) and mandating new operational requirements for businesses (primarily providing consumers with enhanced privacy-related disclosures). The CCPA imposes strict requirements on the ability of our businesses to use personal California user and subscriber information in connection with our various products, services and operations, such as retargeting users with advertisements online, which could adversely affect our business, financial condition and results of operations. The CPRA introduced data minimization and storage limitation requirements and created a new regulatory agency to implement and enforce the law. Other states have similarly enacted comprehensive privacy laws, which are similar to the CCPA and CPRA in many respects, and legislative proposals to adopt comprehensive privacy laws in other states are under consideration.
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

In particular, certain laws, regulations, and rules our customers are subject to, and with which may or do facilitate compliance, directly or indirectly, include:
•the Truth in Lending Act, or TILA, and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, and require creditors to comply with certain lending practice restrictions as well as the TILA-RESPA Integrated Disclosure rule, or TRID, which imposes specific requirements around the collection of information, charging of fees, and disclosure of specific loan terms and costs upon receipt of an application for credit;
•the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which, among other matters, prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than for services actually provided; for affiliated business relationships, prohibits receiving anything other than a legitimate return on ownership, requiring use of an affiliate, and failing to provide a disclosure of the affiliate relationship;
•the Equal Credit Opportunity Act, or ECOA, and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
•the Fair Credit Reporting Act, or FCRA, and Regulation V promulgated thereunder, which impose certain obligations on consumer reporting agencies, users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action on the basis of information from consumer reports and protecting the privacy and security of consumer reports and consumer report information;
•Section 5 of the Federal Trade Commission Act, or the FTC Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product, warranty contract or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;
•the Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, which include limitations on financial services firms’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial services firms to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial services firms to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;
•the Home Mortgage Disclosure Act, or HMDA, and Regulation C, which require reporting of loan origination data, including the number of loan applications taken, approved, denied and withdrawn;
•the Fair Housing Act, or FHA, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•the Secure and Fair Enforcement for Mortgage Licensing, or the SAFE Act, which imposes state licensing requirements on mortgage loan originators;
•the Electronic Signatures in Global and National Commerce Act, or ESIGN Act, and similar state laws, particularly the Uniform Electronic Transactions Act, or UETA, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require financial services firms to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
•the Americans with Disabilities Act, or ADA, which has been interpreted to include websites as “places of public accommodations” that must meet certain federal requirements related to access and use;
•the Bank Secrecy Act, or BSA, and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence and record-keeping policies and procedures;
•the regulations promulgated by the Office of Foreign Assets Control, or OFAC, under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system; and

•other federal, state-specific and local laws and regulations.
In addition to the laws, regulations, and rules that apply to our customers and others, and that we facilitate compliance with, we may be deemed to be subject to certain laws, regulations, and rules through our relationships with our customers or others including RESPA, FCRA, FTC Act, GLBA, FHA, TCPA, TSR, ESIGN Act, ADA, OFAC, and other federal and state-specific laws and regulations, including those that impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, and conduct in connection with data breaches. We may also be examined on a periodic basis by various regulatory agencies and may be required to review certain of our partners, vendors, or other service providers. These potential examinations may lead to increased regulatory compliance efforts that are time-consuming and expensive operationally. Matters subject to review and examination by federal and state regulatory agencies and external auditors include our internal information technology controls in connection with our performance of services, the agreements giving rise to these activities, and the design of our products and services. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers.
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
All U.S. jurisdictions require insurers to maintain control of their marketing materials. States have adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive practices in the business of insurance. Prohibited practices include but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement practices and procedures, and discrimination in the business of insurance. Noncompliance with any such state statute may subject our insurance businesses to regulatory action by the relevant state insurance regulator, and in certain states, private litigation.
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
We are subject to various legal proceedings and claims that have arisen out of the conduct of our business and are not yet resolved, including claims alleging violations of the automated calling and/or Do Not Call restrictions of the TCPA, and putative class action claims for failure to pay overtime, failure to pay compensation at the time of separation and unfair business practices in violation of California law. In the future, we may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement, as well as regulatory investigations or civil and criminal enforcement actions that might necessitate changes to our business or operations. Regardless of whether any claims, investigations or actions against us have merit, or whether we are ultimately held liable or subject to payment of damages or penalties, claims, investigations and enforcement actions may be expensive to defend or comply with, and may divert management’s time away from our operations. If any legal proceeding, regulatory investigation or regulatory enforcement action were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation, regulatory enforcement actions or regulatory investigations may also materially and adversely affect our reputation, which in turn could adversely affect our business, financial condition and results of operations. See “Item 3. Legal Proceedings” of this Annual Report for additional information with respect to material litigation and other proceedings to which we are party.
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
Risks Relating to Personnel
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
In addition to independent contractors located in the United States, as of February 2024 we have approximately 700 individual independent contractors in aggregate located across 14 foreign countries, with most primarily located in either Mexico, India, or Costa Rica. As a result, we are subject to certain additional risks related to independent contractors in foreign jurisdictions, including risks related to misclassification of such independent contractors under local law, compliance with other applicable local labor laws and changes in applicable local labor laws, resistance of commercial partners to off-shoring of customer service functions and related consumer data, fluctuations in foreign currencies, changes in the economic strength of foreign countries, difficulties in enforcing contractual obligations and intellectual property rights, economic sanctions and social, political and economic instability.
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
Risks Relating to Our Growth Strategy and Strategic Initiatives
We may experience risks related to acquisitions and divestitures which could adversely affect our financial results.
We have made acquisitions and divestitures in the past and we may to seek to identify potential acquisition candidates to expand our business generally in the future or identify businesses which may no longer be aligned with our strategic initiatives and long-term objectives. If we do not identify suitable acquisition candidates or complete acquisitions with satisfactory pricing and other terms, our growth could be adversely affected. Even if we complete what we believe to be suitable acquisitions, we may experience related operational and financial risks. As a result, to the extent that we desire to grow through acquisitions, we will need to:
•properly identify, value, and complete prospective acquisitions, especially those of companies with limited operating histories;
•successfully integrate acquired businesses to the extent and in a manner that aligns with our strategy;
•successfully identify and realize potential synergies among acquired and existing business;
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully manage acquisition-related strain on our management, operations and financial resources.
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
The success of any acquisition depends on the acquired business performing at or better than our expectations and achieving anticipated synergies, benefits and cost savings, and further depends, in part, on our ability to successfully combine and integrate our culture and current operations with the acquired company’s culture and business. It is possible that the integration process could result in higher than expected costs, diversion of management attention, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers, vendors and employees, operating in a decentralized environment for longer than expected, or to achieve the anticipated benefits and cost savings of any particular acquisition. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of any acquisition may not be realized fully or at all, or may take longer to realize than expected. Management continues to refine its integration plan. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period. Any of the foregoing may have a material and adverse effect on our business, results of operations and financial condition.
In addition, divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers, or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated. After reaching an agreement with a buyer for the disposition of a business, we may also be subject to satisfaction of pre-closing conditions, including any necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to businesses sold, such as lawsuits, tax liabilities, lease payments, or product liability claims. In certain situations, indemnification could meet or exceed the purchase price we receive. Further, the purchase price for any disposition may be subject to adjustment based upon performance of the business. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control, including any obligations to indemnify, could affect future financial results.
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
Risks Relating to our Indebtedness
Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to make such payments.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness now or in the future (including our 0.75% convertible senior notes due 2026 (“2026 Notes”) and 6.75% convertible senior secured notes due 2028 (“2028 Notes”)), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, our ability to repurchase the 2026 Notes or 2028 Notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance indebtedness (including the 2026 Notes or 2028 Notes) will depend on the capital markets and our financial condition at such time. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default the notes.

The conditional conversion features of the 2026 Notes and 2028 Notes, if triggered, may adversely affect our financial condition and operating results.
We completed an offering of the 2026 Notes in September 2021 and an offering of the 2028 Notes in April 2023. In the event the conditional conversion feature of the 2026 Notes or 2028 Notes is triggered, holders of the triggered notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of our 2026 Notes or 2028 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of our 2026 Notes or 2028 Notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. However, in connection with the pricing of the 2026 Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions are expected generally to reduce (but not eliminate) potential dilution to our common stock upon conversion of any notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. Finally, the existence of the 2026 Notes and 2028 Notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
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
•pay dividends on, repurchase or make distributions on account of capital stock or make other restricted payments (including limiting repurchases of our 2026 Notes to $50 million in the aggregate);
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
In addition, if more than $30.0 million aggregate principal amount of our 2026 Notes remain outstanding on June 14, 2026, the holders of the 2028 Notes have the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest. As of December 31, 2023, there was $225.0 million aggregate principal amount of 2026 Notes outstanding. If we are unable to repurchase or otherwise refinance a sufficient amount of the remaining outstanding 2026 Notes prior to June 14, 2026, and the holders of all or a substantial portion of the outstanding 2028 Notes require us to repurchase their 2028 Notes pursuant to this indenture provision, our liquidity will be materially adversely affected, and there are no assurances that we would have sufficient funds available to satisfy the repurchase of all such 2028 Notes.
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
Certain provisions in the indenture governing the 2026 Notes and indenture governing the 2028 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the 2026 Notes and indenture governing the 2028 Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the 2026 Notes requires us to repurchase the notes for cash upon the occurrence of a fundamental change (as defined in the indenture governing the 2026 Notes) of us and, in certain circumstances, to increase the conversion rate for a holder that converts their notes in connection with a make-whole fundamental change (as defined in the indenture governing the notes). Similarly, the indenture governing the 2028 Notes requires us to repurchase the notes for cash upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Notes) at a premium. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate in the case of the 2026 Notes, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The accounting method for the 2026 Notes and 2028 Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the 2026 Notes and 2028 Notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. The notes are reflected as a liability on our balance sheets, with the carrying amount equal to the principal amount of the notes, net of unamortized issuance costs. The issuance costs attributable to the notes are treated as a debt discount for accounting purposes, which is amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported income. In addition, we expect that the shares underlying the notes will be reflected in our diluted earnings per share using the “if converted” method. However, if reflecting the notes in diluted earnings per share is anti-dilutive, then the shares underlying the notes will not be reflected in our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital.
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
The trading price of the Company’s common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to Porch’s Business and Industry” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of the Company’s competitors;
•changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by the Company or its competitors;

•announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in the Company’s management;
•changes in general economic or market conditions or trends in the Company’s industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;
•future sales of the Company’s common stock or other securities;
•investor perceptions or the investment opportunity associated with the Company’s common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;
•litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;
•guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;
•additional dilution caused by the Company issuing additional equity, whether grants related to its Management Incentive Plan, stock provided to acquisitions as some or all of the purchase price, future fundraising events, or other issuances approved by the Company’s Board of Directors;
•the development and sustainability of an active trading market for the Company’s common stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism, other global health crises and pandemics, or responses to these events.
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
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for the Company’s common stock to decline.
The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.
In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2023, the aggregate number of shares of common stock reserved for future issuance under our equity incentive plans is 8.0 million. The compensation committee of our Board of Directors will determine the exact number of shares to be issued during 2024 and the number of shares reserved for future issuance under its equity incentive plans at its discretion. The number of equity incentive awards awarded are based upon dollar values and the market price of our common stock and, as a result, a decline in our stock price may result in the compensation committee of our Board of directors issuing, or seeking flexibility from stockholders to issue, equity incentive awards that represent a greater number of shares than at higher stock prices. We have filed and may in the future file one or more registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements generally will be available for sale in the open market. Any additional equity grants or vesting and/or exercise of equity incentive awards will cause our stockholders to be diluted and may negatively affect the price of our common stock.

We have previously issued and in the future may issue shares of common stock in connection with recently completed, pending or future acquisitions. A portion of the total consideration in these acquisitions is earnout consideration, which, if payable, will be in the form of shares of common stock issuable in the future. We may also issue securities in connection with investments or acquisitions in the future. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.
Currently, our common stock is publicly traded on the Nasdaq Capital Market under the symbol PRCH. In order to continue listing our securities on the Nasdaq Capital Market, the Company will be required to maintain certain financial, distribution and stock price levels. Among other required listing standards, the Company will be required to maintain a minimum amount in stockholders’ equity (generally $2.5 million for companies trading on the Nasdaq Capital Market) and a minimum number of holders of our securities (generally 300 public holders). Nasdaq also requires the Company to comply with a minimum closing bid price requirement of $1.00 per share for thirty consecutive business days. If a company trades for thirty consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. For example and as previously reported, the Company received such a notice of stock price deficiency in September 2023 and cured such deficiency within the compliance period.
If Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the Company common stock is a “penny stock” which will require brokers trading in Company common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
Certain provisions of the Company’s Charter and Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by the Company’s stockholders. Other provisions in the Charter and/or Bylaws include:
•the ability of the Company’s Board of Directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at the Company’s annual meetings;
•certain limitations on convening special stockholder meetings; and
•the Company’s Board of Directors have the express authority to make, alter or repeal the Company’s Bylaws.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. We have a team comprised of representatives from cross-functional business teams (e.g., legal, engineering, finance, technology, security, internal audit, and commercial), that assesses risks based on probability and potential impact to key business systems and processes. Risks that are considered high are incorporated into our overall risk management program. A mitigation plan is developed for each identified high risk, with progress reported to the security management team and tracked as part of our overall risk management program overseen by the Audit Committee of our board of directors.
We maintain a Cybersecurity Incident Response Plan (“CIRP”), which establishes an organizational framework and guidelines intended to facilitate an effective response and handling of cybersecurity incidents that could jeopardize the availability, integrity, or confidentiality of our assets. The CIRP outlines roles and responsibilities of a cybersecurity incident response team comprised of cross-functional members of management from information technology, information security, legal, finance, and human resources; the specific criteria for measuring the severity of a cybersecurity incident; and an escalation framework. The CIRP also addresses senior management responsibility with respect to public disclosure determinations related to a cybersecurity incident and provides for Audit Committee and Board briefings. Along with the CIRP, management sustains numerous programs and processes to stay informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The list of cybersecurity programs and processes described below is not meant to be exhaustive, but to provide examples of such programs and processes.
When needed, we collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities.
A cybersecurity incident may be detected in a number of ways, including, but not limited to, through automated reporting mechanisms, network and system indicators, intrusion detection systems, proactive threat hunt, internal investigations, employee reports, law enforcement reports, threat intelligence feeds, or other third-party notifications. To oversee and identify cybersecurity threat risks on a day-to-day basis, including from third party service providers, we maintain a security operations center with full time monitoring.
Upon detection of a cybersecurity incident, the cybersecurity incident response team acts to isolate and contain the threat. The cybersecurity incident response team analyzes the incident and determines, based on the CIRP framework, whether the incident should be escalated. Escalation includes notification to the board of directors, senior executives, and to the cyber response reporting committee. The cyber response reporting committee is an internal cross-functional team comprised of members of management or other key employees that analyzes each incident for disclosure under the U.S. securities laws. Throughout the process, steps are taken to stop or lower the impact, prevent spread of the incident, evaluate the scope of the incident, plan to contain the impacted data and systems, and to fully remove and stop the incident. We may engage third party experts for assistance with crisis management, including forensic investigations, ransom negotiation, or crisis communication. We also consult with outside counsel as appropriate, including with respect to the materiality analysis for disclosure matters. Our management also apprises our independent registered public accounting firm of cybersecurity incidents and developments. During this process, the cybersecurity operations team will take steps to preserve evidence as soon as possible, including, but not limited to, memory dumps, log preservation and forensic hard drive collection.
We have not identified any risks from known cybersecurity threats, including those resulting from any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Refer to the risk factor captioned, “We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us,” in “Item 1A. Risk Factors,” in this Annual Report for additional description of cybersecurity risks and potential related impacts on us.

Governance
Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board is primarily responsible for overseeing our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.
Management is responsible for the day-to-day assessment and management of cybersecurity risks. Teams of IT, engineering, and information security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Leadership of these teams are professionals with cybersecurity expertise across multiple industries. Specifically, our Senior Information Security Manager leads our cybersecurity risk management function and is primarily responsible for assessing and managing our cybersecurity risk, with support from our Director of Information Technology and the Senior Director of Engineering. Our Senior Information Security Manager has over twenty years’ experience leading and managing cyber security programs and teams at various companies, and holds a CISSP certification (Certified Information Systems Security Professional).

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

Item 3. Legal Proceedings
Cases Under Telephone Consumer Protection Act. Porch and/or an acquired entity, GoSmith.com, are party to a legal proceeding alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as thirteen separate mass tort actions brought by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and appealed to the Ninth Circuit Court of Appeals. While the appeal was pending, the remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. Following remand, that case was also consolidated with the Western District of Washington action. Plaintiffs then filed a motion for leave to file a second amended complaint, which was granted in part and denied in part. The Second Amended Complaint was filed in July 2023. In September 2023, Defendants filed a Motion to Strike the Second Amended Complaint; this motion was denied. Defendants’ Motion to Dismiss was filed on February 15, 2024. The parties’ filed a required Joint Status Report and Discovery Plan on February 16, 2024. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs. The action is at an early stage in the litigation process. It is not possible to determine the likelihood of an unfavorable outcome of these disputes, although it is reasonably possible that the outcome of these actions may be unfavorable. Further, it is not possible to estimate the range or amount of potential loss (if the outcome should be unfavorable). We intend to contest this case vigorously.
In addition, in the ordinary course of business, us and our subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither us nor any of our subsidiaries are currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol “PRCH.”
Holders
There were 554 stockholders of record as of March 8, 2024. This figure does not include an estimate of the indeterminate number of “street name” or beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
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
Recent Sales of Unregistered Securities
On April 17, 2023, we entered into convertible note subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”), pursuant to which we agreed to issue and sell (at an issue price of 95% of par value) $333.3 million in aggregate principal amount of a new series of 6.75% convertible senior secured notes due 2028 (the “2028 Notes”) in a private placement to Investors (the “2028 Notes Offering”). On April 20, 2023, we consummated the 2028 Notes Offering.
We received net cash proceeds of approximately $100 million from the 2028 Notes Offering after (i) the repurchase of $200.0 million aggregate principal amount of our existing 0.75% convertible senior notes due 2026 (the “2026 Notes”) in the 2026 Notes Repurchase (as defined below), (ii) repayment of $10 million principal amount of existing subsidiary secured indebtedness, and (iii) payment of accrued interest and related transaction fees and expenses. We issued the 2028 Notes under an indenture, dated as of April 20, 2023 (the “Indenture”), among the Company, certain subsidiaries of the Company, as Subsidiary Guarantors, and U.S. Bank Trust Company, National Association, in its capacity as trustee and as collateral agent thereunder.
The 2028 Notes will be convertible into cash, shares of our common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one-thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock. A maximum of 13.3 million shares of our common stock may be issued upon conversion of the 2028 Notes, subject to customary adjustments.
The 2028 Notes are convertible at the option of the holders (in whole or in part) at any time prior to the close of business on the business day immediately preceding July 1, 2028, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2023 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in Section 1.01 of the Indenture) per one thousand dollars principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of certain corporate events as specified in the Indenture. On or after July 1, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2028 Notes at any time, regardless of the foregoing circumstances.
On or after October 1, 2024, we may redeem (an “Optional Redemption”) for cash all or any portion of the 2028 Notes at a redemption price equal to the Applicable Percentage (as defined in the Indenture) of the principal amount of such 2028

Notes, plus accrued and unpaid interest to, but excluding, the applicable redemption date; provided, however, that if we elect to redeem fewer than all of the outstanding 2028 Notes, we must, in the case of each Optional Redemption, elect to redeem a minimum of $62.5 million in aggregate principal amount of 2028 Notes. No sinking fund is provided for the 2028 Notes.
The 2028 Notes were not be registered under the Securities Act , and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Performance Graph
The following graph depicts the total cumulative stockholder return on our common stock from January 13, 2020, the first day of trading of our common stock on the Nasdaq stock exchange, through December 31, 2023, relative to the performance of the Standard & Poor’s 500 Index “S&P 500 ” and S&P 500 Information Technology Sector Index “S&P 500 IT”. The graph assumes an initial investment of $100.00 at the close of trading on January 13, 2020. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

	January 13,	December 31,
	2020	2020	2021	2022	2023
Porch Group, Inc.	$100	$145	$165	$15	$31
SP 500 Index	100	115	140	115	145
SP 500 IT Index	100	130	170	135	202
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
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a leading vertical software and insurance platform and is positioned to be the best partner to help homebuyers move, maintain, and fully protect their homes. We offer differentiated products and services, with homeowners insurance at the center of this relationship.
We differentiate and look to win in the massive and growing homeowners insurance opportunity by 1) providing the best services for homebuyers, 2) led by advantaged underwriting in insurance, 3) to protect the whole home.
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 30 thousand companies that are key to the home-buying transaction, such as home inspectors, mortgage companies, and title companies.
We have grown the utilization our software products across these industries; for example, more than 40% of home inspections in 2023 and approximately 40% of title transactions in 2023 are processed through our software. These relationships provide us with early insights to a majority of United States (“U.S.”) homebuyers. In partnership with these companies, we have the ability to help simplify the move for consumers with services such as insurance, warranty, moving and more.
Through our vertical software products we have unique insights into the majority of U.S. properties. This data helps feed our insurance underwriting models, better understand risk, and create competitive differentiation in underwriting.
We provide full protection for the home by including a variety of home warranty products alongside homeowners insurance. We are able to fill the gaps of protection for consumers, minimize surprises, and deepen our relationships and value proposition.
We have two reportable segments: the Vertical Software segment and the Insurance segment.
Vertical Software — The Vertical Software segment provides software and services to inspection, mortgage, and title companies on a subscription and transactional basis, which was 54% of total vertical software revenue in 2023, and move and post-move services, which was 46% of total vertical software revenue in 2023. The Vertical Software segment operates as several key businesses, including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
Insurance — Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes Homeowners of America (“HOA”), a wholly owned insurance carrier, Porticus Reinsurance (“Porticus RE”), our Cayman Islands captive reinsurer, and Porch Warranty, among other warranty brands.

Basis of Presentation
The consolidated financial statements and accompanying notes include the accounts of Porch Group, Inc., and its wholly owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.

Key Performance Measures and Operating Metrics
In the management of these businesses, we identify, measure and evaluate various operating metrics. The key performance measures and operating metrics used in managing the businesses are discussed below. These key performance measures and operating metrics are not prepared in accordance with GAAP and may not be comparable to or calculated in the same way as other similarly titled measures and metrics used by other companies.

The following table summarizes operating metrics for each of the quarterly periods indicated.

		Year Ended December 31,
		2023	2022	% Change
Gross Written Premium (in millions)		$525	$536	(2)%
Policies in Force (in thousands)		310	389	(20)%
Annualized Revenue per Policy (unrounded)		$984	$872	13%
Annualized Premium per Policy (unrounded)		$1,884	$1,215	55%
Premium Retention Rate		96%	107%
Gross Loss Ratio		69%	72%
Average Companies in Quarter (unrounded)	(1)	30,476	29,032	5%
Average Monthly Revenue per Account in Quarter (unrounded)	(1)	$1,184	$794	49%
Monetized Services (unrounded)		903,455	1,128,223	(20)%
Average Quarterly Revenue per Monetized Service (unrounded)	(1)	$404	$184	119%
_________________________________________________________
(1)Amounts for periods that include more than one quarter are calculated as the average of the quarters within the period.

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
Gross Loss Ratio — We define Gross Loss Ratio as our insurance carrier’s gross losses divided by the gross earned premium for the respective period on an accident year basis.
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
Average Monthly Revenue per Account in Quarter — We view our ability to increase revenue generated from existing customers as a key component of our growth strategy. Average Monthly Revenue per Account in Quarter is defined as the average revenue per month generated across all home services company customer accounts in a quarterly period. Average Monthly Revenue per Account in Quarter is derived from all customers and total revenue.
Monetized Services — We connect consumers with home services companies nationwide and offer a full range of products and services where homeowners can, among other things: (1) compare and buy home insurance policies (along with auto, flood and umbrella policies) and warranties with competitive rates and coverage; (2) arrange for a variety of services in connection with their move, from labor to load or unload a truck to full-service, long-distance moving services; (3) discover and install home automation and security systems; (4) compare internet and television options for their new home; (5) book small handyman jobs at fixed, upfront prices with guaranteed quality; and (6) compare bids from home improvement professionals who can complete bigger jobs. We track the number of monetized services performed through our platform each quarter and the revenue generated per service performed in order to measure market penetration with homebuyers and homeowners and our ability to deliver high-revenue services within those groups. Monetized Services is defined as the total number of services from which we generated revenue, including, but not limited to, new and renewing insurance and warranty customers, completed moving jobs, security installations, TV/Internet installations or other home projects, measured over the period.
Average Quarterly Revenue per Monetized Service — We believe that shifting the mix of services delivered to homebuyers and homeowners toward higher revenue services is an important component of our growth strategy. Average Quarterly Revenue per Monetized Service is the average revenue generated per monetized service performed in a quarterly period. When calculating Average Quarterly Revenue per Monetized Service, average revenue is defined as total quarterly service transaction revenues generated from monetized services.

Recent Developments
Convertible Notes Financing
In April 2023, we issued $333.3 million of 6.75% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) in a private placement transaction. We used a portion of the net proceeds from the 2028 Notes to repurchase $200.0 million of the 0.75% Convertible Senior Notes due on September 15, 2026 (the “2026 Notes”) and to fund the repayment of a term loan facility.
In February 2024, we repurchased $8.0 million aggregate principal amount of the 2026 Notes in a private transaction. We paid $3.0 million cash, or 37.5% of par, in the repurchase transaction. This transaction reduced the outstanding principal on the 2026 Notes from $225.0 million to $217.0 million.
Share Repurchases
In October 2022, our board of directors approved a share repurchase program authorizing management to repurchase up to $15.0 million in our common stock and/or convertible notes. Repurchases under this program were permitted from time to time on the open market between November 10, 2022, and June 30, 2023, at prevailing market prices, in privately negotiated transactions, in block trades, and/or through other permissible means.
During the first quarter of 2023, we repurchased and canceled 1.4 million shares with a total cost of $3.1 million (including commissions). The cost paid to repurchase shares in excess of the par value is charged to accumulated deficit in the Consolidated Balance Sheets.
The repurchase of $200.0 million of the 2026 Notes as described in Note 7, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report was done under separate authorization and was not part of the $15.0 million share repurchase program.
Reciprocal Exchange
In 2023, we filed an application to form and license a Texas reciprocal exchange (the “Reciprocal”) with the Texas Department of Insurance (“TDI”). If approved by the TDI, our insurance underwriting business will be conducted through the Reciprocal. A Porch subsidiary would serve as the operator (or “attorney-in-fact”) for the Reciprocal. In that role it would perform underwriting, claims, and management services for the Reciprocal and receive a management fee calculated as a percentage of its premiums. Porch subsidiaries would act as general agents for the Reciprocal and HOA and would receive fees and commissions. There can be no assurance that the Reciprocal will receive regulatory approval, and if obtained, that the approval would be based on terms as proposed or subject to additional requirements that may not be acceptable to us. If the application is approved, we intend to launch Porch Insurance, a new brand and product to be offered by the Reciprocal, including unique benefits for consumers such as a free 90-day warranty and proprietary discounts to customers within the Porch ecosystem.
In the third quarter of 2023, after allegations of fraudulent activity by others in the industry (see “Terminated Reinsurance Contract” section below), HOA was placed under supervision by the TDI following the release of HOA’s statutory accounts which reflected a charge for balances deemed uncollectible as a result of the fraud allegations. Subsequently, HOA’s rating agency, Demotech, withdrew its financial stability rating. We have worked closely with the TDI to restore HOA’s surplus to an appropriate level following HOA’s placement under TDI supervision and made a $57 million cash investment into HOA to increase surplus in exchange for a $49 million surplus note, with interest and principal payments, and the purchase of all rights from HOA for potential claims related to the fraud connected to Vesttoo and others. In addition, HOA submitted a formal operational plan to the TDI for its review and has worked closely with both the TDI and Demotech to resolve their concerns to exit supervision and regain its financial stability rating. On November 2, 2023, the TDI released HOA from regulatory supervision and on November 8, 2023 Demotech reinstated HOA’s A rating. The TDI is satisfied with HOA’s capital surplus, financials, and operating plan following Porch Group’s $57 million cash investment into HOA. The rating withdrawal did not have a material impact on our financial performance.

Weather Events
The second and third quarters of 2023 saw extreme weather events, including wind, thunderstorms, and hail. Extreme weather in Texas this year resulted in record levels of industry-wide claims. These extreme weather events compared to historic trends negatively impacted our operating results in the second quarter within the Insurance segment by approximately $26.0 million, net of third-party reinsurance.
Terminated Reinsurance Contract
During 2023, HOA discovered that Vesttoo Ltd (“Vesttoo”), which arranged capital for one of our reinsurance contracts, faced allegations of fraudulent activity in connection with collateral it provided to HOA and certain other third parties, which allegations have since been confirmed. We have communicated and met with regulators and other key stakeholders regarding the evolving situation. This reinsurance agreement provided partial quota share coverage as well as up to approximately $175.0 million in a catastrophic event.
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20.0 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary, and recognized a charge of $36.0 million in provision for doubtful accounts in the Consolidated Statements of Operations and Comprehensive Loss. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300.0 million as additional collateral. We are also seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.
HOA has secured supplemental reinsurance coverage in the amount of approximately $146.3 million as of December 31, 2023, replacing nearly all of the reinsurance coverage for certain catastrophic weather events that was in place under the terminated reinsurance contract. So far in 2024, we have purchased an additional $30 million of aggregate severe convection storm coverage, which includes hail.
In January 2024, we signed a strategic business collaboration agreement with Aon Corp. and Aon Re, Inc. (“Aon”) to provide a variety of services to our businesses, resulting in payments by Aon to us of approximately $25 million upfront and additional cash payments over the following four years. Contemporaneously with this agreement, the parties also signed a release of claims arising from the Vesttoo fraud. We have not released any claims against non-Aon parties related to these matters and intend to vigorously pursue recovery.

Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report. As disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the consolidated financial statements. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
Revenue Recognition
Our non-insurance performance obligations primarily include move-related transactions and post-move transactions such as delivery of homeowner leads and performance of home project services and providing access to our software platforms. The transaction price is determined based on the amount to which we expect to be entitled in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. In certain transactions, the transaction price is considered variable, and we record an estimate of the constrained transaction price. Changes in variable consideration may result in an increase or a decrease to revenue.

Contract payment terms vary from due upon receipt to net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If collectability of substantially all consideration to which we are entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.
Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. Fair value principles prioritize valuation inputs across three broad levels. An asset or liability’s classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.
Business Combinations
We have engaged in mergers and acquisitions in the past and intend to continue to make acquisitions a part of our long-term strategy. We account for business acquisitions using the acquisition method of accounting and record any identifiable intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The accounting estimates associated with acquisitions are complex due to judgments and assumptions involved in determining (1) the total consideration paid because we have used cash, equity, and earnouts and (2) the value of assets acquired and liabilities assumed. We allocate the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents our obligation to make additional payments or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.
Impairment of Long-Lived Assets
We test our long-lived asset groups when changes in circumstances indicate their carrying value may not be recoverable. Events that trigger a test for recoverability include a significant decrease in the market price for a long-lived asset, significant negative industry or economic trends, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or a sustained decrease in share price. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the asset group excess its estimated fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts for those assets are depreciated over their remaining useful lives.
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
Losses and Loss Adjustment Expenses Reserves
The liability for losses and loss adjustment expenses (“LAE”) is an estimate of the amounts required to cover known incurred losses and LAE and is developed through the review and assessment of loss reports, along with the analysis of known claims. These reserves include management’s estimate of the amounts for losses incurred but not reported (“IBNR”). IBNR is reviewed regularly using a variety of actuarial techniques. We update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Although management believes that the balance of these reserves is adequate, such liabilities are necessarily dependent on estimates, the ultimate expense may be more or less than the amounts presented. The approach and methods for developing these estimates and for recording the resulting liability are continually reviewed. Any adjustments to this reserve are recognized in the Consolidated Statements of Operations and Comprehensive Loss. Losses and LAE, less related reinsurance is charged to expense as incurred.

Results of Operations
Key Factors Affecting Operating Results
We have been implementing our strategy as a vertical software platform for the home by providing software and services to approximately 30 thousand pre-and-post move home service providers including inspectors, real estate, title, and mortgage companies. Our Insurance segment continues to grow in scale through both premium growth and geographic expansion. The following key factors affected our operating results.
•The U.S. housing market continues to see impacts from higher interest rates, existing home inventory tightening, and affordability challenges, impacting the Vertical Software segment. Existing home sales have declined by 19% for the year ended December 31, 2023, compared to the prior year.
•During 2023, we recognized a $55.2 million goodwill impairment in the Insurance segment, and a $2.0 million impairment of intangible assets for certain intangible assets within the Vertical Software segment.
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
•In February 2023, we successfully launched our Porch Warranty offering.
•Our warranty business entered new partnerships with certain businesses where we utilize a co-branded journey to provide exclusive home service offerings to utility customers, including warranties.
•We continue to develop software for customers, including the expansion of our suite of solutions for our Floify customers and partners. A new module version was rolled out within Rynoh, and a new version of report writer for inspectors was launched as part of the home inspection solution.
•Our moving business launched a “Fixed Price” product which makes the moving journey simpler for moving companies and consumers.

•We have rolled out our app to all eligible Inspection Support Network (“ISN”) companies, with the recall check monitoring being popular with consumers.
•We are now approved in 13 states to use our unique data to improve risk accuracy in pricing policies for our customers. This means we can charge a lower price for policies which are low-risk and more accurately price higher risk policies.
•We are expanding our distribution channels by partnering with third-party insurance agencies and sharing commissions. We send them customer leads, enabling them to access Porch’s unique and valuable customer ecosystem to grow their businesses and enabling us to expand our insurance distribution capacity.

Consolidated Results of Operations

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$430,302	$275,948	$154,354	56%
Operating expenses:
Cost of revenue	220,243	107,577	112,666	105%
Selling and marketing	144,307	113,848	30,459	27%
Product and technology	58,502	59,565	(1,063)	(2)%
General and administrative	103,192	109,814	(6,622)	(6)%
Provision for doubtful accounts	37,180	805	36,375	4,519%
Impairment loss on intangible assets and goodwill	57,232	61,386	(4,154)	(7)%
Total operating expenses	620,656	452,995	167,661	37%
Operating loss	(190,354)	(177,047)	(13,307)	8%
Other income (expense):
Interest expense	(31,828)	(8,723)	(23,105)	265%
Change in fair value of earnout liability	44	13,822	(13,778)	(100)%
Change in fair value of private warrant liability	(444)	14,486	(14,930)	(103)%
Change in fair value of derivatives	(4,261)	—	(4,261)	N/A
Gain on extinguishment of debt	81,354	—	81,354	N/A
Investment income and realized gains, net of investment expenses	8,285	1,174	7,111	606%
Other income, net	3,893	571	3,322	582%
Total other income	57,043	21,330	35,713	167%
Loss before income taxes	(133,311)	(155,717)	22,406	(14)%
Income tax provision	(622)	(842)	220	(26)%
Net loss	$(133,933)	$(156,559)	$22,626	(14)%
Revenue
The overall 56% increase in revenue for the year ended December 31, 2023, when compared with the year ended December 31, 2022, was primarily driven by a 152%, or $184.2 million, increase in our Insurance segment as a result of increases in per-policy premiums and lower reinsurance ceding. This increase was partially offset by a 19%, or $29.8 million, decrease in revenue in our Vertical Software segment due to a 19% reduction in year-over-year industry home sales which adversely affected our moving business, in particular.
Cost of revenue
The 105% increase in cost of revenue for the year ended December 31, 2023, when compared with the year ended December 31, 2022, was primarily a result of the strategic reduction in reinsurance ceding and increased insurance claims costs due to catastrophic weather events. As a percentage of revenue, cost of revenue represented 51% of revenue in 2023 compared with 39% in 2022.

Selling and marketing
The 27% increase in selling and marketing expenses for the year ended December 31, 2023, when compared with the year ended December 31, 2022, was due to higher costs in the Insurance segment’s variable policy acquisition and marketing expenses related to lower ceding percentages. As a percentage of revenue, selling and marketing expenses represented 34% of revenue in the current year compared to 41% of revenue in the prior year.
General and administrative
The 6% decrease in general and administrative expenses for the year ended December 31, 2023, when compared with the year ended December 31, 2022, was attributable to a concerted effort to lower professional fees and lower investment in corporate resources 2023. As a percentage of revenue, general and administrative expenses represented 24% of revenue in 2023, compared with 40% in 2022.
Provision for doubtful accounts
In 2023, we charged to provision for doubtful accounts approximately $36.0 million of reinsurance balance due from a reinsurer as described in Note 14, Reinsurance, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report.
Impairment loss on intangible assets and goodwill
In 2023, we recorded a goodwill impairment charge of $55.2 million in our Insurance segment and a $2.0 million impairment charge on intangible assets in our Vertical Software segment. These impairments followed a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. In 2022, we recorded impairment losses on intangible assets and goodwill totaling $61.4 million, which included a $43.7 million goodwill impairment in our Insurance segment and a $17.7 million intangible impairment in our Vertical Software segment. These impairment charges reflected inflationary pressures, our common stock value, and broad disruptions in the equity markets, specifically for technology and property and casualty insurance companies.
Interest expense
The 265% increase in interest expense for the year ended December 31, 2023, when compared the year ended December 31, 2022, was primarily due to issuance of $333.3 million of the 2028 Notes in April 2023. The 2028 Notes have a stated interest rate of 6.75%. We used a portion of the net proceeds to repurchase $200.0 million of the 2026 Notes, which had a state interest rate of 0.75%. This increased interest rate is the primary reason for the increased interest expense.
Change in fair value of earnout liability
In connection with the 2020 merger transaction described in Note 4, Fair Value, of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data,” of this Annual Report, shares of restricted common shares were issued and subject to certain vesting conditions over the three-year period following the merger (the “earnout contingent consideration period”). The earnout contingent consideration period ended December 23, 2023, and the remaining liability of less than $0.1 million was subsequently written off. Changes in fair value of the earnout liability for the year ended December 31, 2022, were $13.8 million and were primarily due to the decrease in the stock price during the year.
Change in fair value of private warrant liability
The change in fair value of the private warrant liability was a loss of $0.4 million for the year ended December 31, 2023, and a gain of $14.5 million in the same period in 2022. The increase in the fair value of the liability was primarily due to the recovery in the stock price at December 31, 2023, as compared to December 31, 2022.
Change in fair value of derivatives
In connection with the issuance of the 2028 Notes in April 2023 and in accordance with GAAP, certain features of the notes were bifurcated and accounted for separately from the notes. These features are recorded as derivatives, and changes in their fair value are recognized in net loss each period. There were no corresponding derivatives in the prior year.
Gain on extinguishment of debt
In connection with the partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt. See Note 7, Debt, of the Notes to Consolidated Financial Statements.

Investment income and realized gains, net of investment expenses
Investment income and realized gains, net of investment expenses increased by $7.1 million from $1.2 million for the year ended December 31, 2022, to $8.3 million for the year ended December 31, 2023. Total investments balance as of December 31, 2023, was $139.2 million compared to $91.6 million as of December 31, 2022. A higher investment balance was the primary reason for the increase in investment income.
Other income, net
Other income, net, increased by $3.3 million from $0.6 million for the year ended December 31, 2022, to $3.9 million for the year ended December 31, 2023. The increase is due to larger cash balances in higher yield accounts.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report on Form 10-K as filed with the SEC on March 16, 2023, for the comparison of the results of operations for the years ended December 31, 2022 and 2021.
Segment Results of Operations
We operate our business as two reportable segments that are also our operating segments: Vertical Software and Insurance. For additional information about our segments, see Note 17, Segment Information, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report.
Segment Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
Vertical Software segment
Software and service subscriptions	$67,697	$72,777	$(5,080)	(7)%
Move-related transactions	40,350	62,317	(21,967)	(35)%
Post-move transactions	17,069	19,821	(2,752)	(14)%
Total Vertical Software segment revenue	125,116	154,915	(29,799)	(19)%

Insurance segment
Insurance and warranty premiums, commissions and policy fees	305,186	121,033	184,153	152%
Total Insurance segment revenue	305,186	121,033	184,153	152%

Total revenue	$430,302	$275,948	$154,354	56%
For the year ended December 31, 2023, Vertical Software segment revenue was $125.1 million or 29% of total revenue for the same period. For the year ended December 31, 2022, Vertical Software segment revenue was $154.9 million or 56% of total revenue for the same period. The decrease in revenue was mainly driven by a 19% reduction in year-over-year industry home sales which adversely affected our moving business in particular.
Insurance segment revenue was $305.2 million for the year ended December 31, 2023, and represented 71% of total revenue for the same period. For the year ended December 31, 2022, Insurance segment revenue was $121.0 million or 44% of total revenue for the same period. The increase was mainly driven by increases in per-policy premiums and lower reinsurance ceding. As of December 31, 2023, we had 310 thousand Policies in Force, a 20% decrease compared to 389 thousand Policies in Force as of December 31, 2022. The decrease in the number of Policies in Force predominantly resulted from non-renewals of policies that are expected to be unprofitable. Ceded premiums were reduced during the current year, resulting in higher revenue.
Segment Adjusted EBITDA (Loss)
Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, selling and marketing, product and technology, general and administrative expenses, and provision for doubtful accounts. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations. See Note 17, Segment Information, of the Notes to Consolidated Financial Statements for reconciliations to GAAP consolidated financial information for the periods presented.

	Year Ended December 31,
	2023	2022
Segment Adjusted EBITDA (Loss):
Vertical Software	$4,307	$14,678
Insurance	12,320	(5,499)
Subtotal	16,627	9,179
Corporate and other	(61,141)	(58,780)
Adjusted EBITDA (Loss)	$(44,514)	$(49,601)
Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $12.3 million for the year ended December 31, 2023, compared to $(5.5) million in the same period last year. The improvement from the prior year was due to continued focus on profitability, including premium per policy increases, non-renewing higher risk policies, increasing deductibles, and introducing certain coverage exclusions for select risks. Ceded premiums were reduced during the current year, resulting in more favorable Adjusted EBITDA.
Our Vertical Software segment’s Adjusted EBITDA (Loss) was $4.3 million for the year ended December 31, 2023, which declined compared to prior year due to the soft housing market which prompted declines in the moving and corporate relocation industries, and inflationary pressures on fixed costs.
Corporate expenses were $61.1 million in the year ended December 31, 2023, a $2.4 million increase from the prior year primarily due to personnel expenses related to the year ended December 31, 2023. This increase was partially offset by successful cost reduction efforts related to professional fees. Corporate expenses decreased to 14% of total revenue for the year ended December 31, 2023, from 21% in 2022.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report on Form 10-K as filed with the SEC on March 16, 2023, for the comparison of the results of operations for the years ended December 31, 2022 and 2021.
Non-GAAP Financial Measures
This Annual Report includes non-GAAP financial measures, such as Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) as a percent of revenue.
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

The following table reconciles net loss to Adjusted EBITDA (Loss) for the periods presented (dollar amounts in thousands).

	Year Ended December 31,
	2023	2022
Net loss	$(133,933)	$(156,559)
Interest expense	31,828	8,723
Income tax provision	622	842
Depreciation and amortization	24,415	27,930
Gain on extinguishment of debt	(81,354)	—
Other income, net	(3,893)	(571)
Impairment loss on intangible assets and goodwill	57,232	61,386
Loss on reinsurance contract (1)	36,042	—
Impairment loss on property, equipment, and software	254	637
Stock-based compensation expense	20,709	27,041
Mark-to-market gains	(1,003)	(21,364)
Restructuring costs (2)	4,015	647
Acquisition and other transaction costs	552	1,687
Adjusted EBITDA (Loss)	$(44,514)	$(49,601)
Adjusted EBITDA (Loss) as a percentage of revenue	(10)%	(18)%
______________________________________
(1)See Note 14, Reinsurance, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report.
(2)Primarily consists of costs related to forming a reciprocal exchange.
Adjusted EBITDA (Loss) for the year ended December 31, 2023, was $(44.5) million, a $5.1 million improvement from Adjusted EBITDA (Loss) of $(49.6) million for the same period in 2022. The improvement in Adjusted EBITDA (Loss) in 2023 is primarily driven by profitability improvements at our insurance business, including premium increases implemented over the last year, as well as cost reductions across the business. The improvement was partially offset by the effects of extreme weather events and higher reinsurance costs in our insurance business, and the macro housing environment affecting primarily the moving business in our Vertical Software segment. Continued investments in sales and marketing and investments in establishing and maintaining the requirements of the Sarbanes-Oxley Act (“SOX”) and other internal controls across IT and accounting organizations further impacted Adjusted EBITDA (Loss).

Liquidity and Capital Resources
In our early years, we raised capital primarily through equity investments. As a publicly traded company, we have relied on convertible debt as our primary source of capital. As of December 31, 2023, and 2022, we had $558.7 million and $451.1 million, respectively, of aggregate principal amount outstanding in convertible notes, promissory notes, line of credit, term loan facility, and advance funding arrangement.
2026 Convertible Senior Notes
In September 2021, we completed a private offering of $425.0 million aggregate principal amount of 0.75% Convertible Senior Notes due on September 15, 2026. As of December 31, 2023, outstanding principal was $225.0 million. These 2026 Notes are not redeemable at our option prior to September 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “Conversion Rate”). The Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026. In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under certain circumstances described in Note 7, Debt, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report.
2028 Convertible Senior Notes
In April 2023, we issued $333.3 million of 6.75% Senior Secured Convertible Notes due in 2028 in a private placement transaction. We used a portion of the net proceeds from these 2028 Notes to repurchase $200.0 million of the 2026 Notes and to fund the repayment of the term loan facility, in each case plus accrued and unpaid interest thereon and related fees and expenses. In connection with the partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished. The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.
The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions. Additionally, if more than $30.0 million aggregate principal amount of 2026 Notes remain outstanding on June 14, 2026, the holders of the 2028 Notes have the right to require us to repurchase for cash on June 15, 2026, all or any portion of the 2028 Notes, in principal amounts of $1,000 or an integral multiple thereof, at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
Advance Funding Arrangement
During 2023 and 2022, we participated in an advance funding arrangement with third-party financers that provide us with contract premiums upfront for certain home warranty contracts. We remain obligated to repay these premiums to the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount received by us. As of December 31, 2023, the principal balance outstanding under this advance funding arrangement was $0.1 million.
Cash and Cash Equivalents
As of December 31, 2023, we had cash and cash equivalents of $258.4 million and $38.8 million of restricted cash. Restricted cash and cash equivalents as of December 31, 2023, includes $28.3 million held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”), $1.3 million held in certificates of deposit and money market mutual funds pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $7.3 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 19 states, and $1.9 million related to acquisition indemnifications.
Operations and Other Resources
We have incurred losses since our inception, and we have an accumulated deficit at December 31, 2023 and 2022, totaling $722.1 million and $585.0 million, respectively.
Based on our current operating and growth plan, management believes cash and cash equivalents at December 31, 2023, are sufficient to finance our operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months. As our operations evolve and continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to its stockholders.
Porch Group, Inc. is a holding company that transacts a majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from our subsidiaries. Our insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of December 31, 2023, our insurance carrier, HOA, held cash and cash equivalents of $207.6 million and investments of $102.8 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. We are currently assessing the impact on capital requirements of the terminated reinsurance contract discussed in the “Recent Developments” section above. We recovered $47.6 million cash collateral in 2023 and are in the process of pursuing additional collateral. HOA has secured supplemental reinsurance coverage in the amount of approximately $146.3 million, as of December 31, 2023, replacing nearly all of the reinsurance coverage for certain catastrophic weather events that was in place under the terminated reinsurance contract. So far in 2024, we have purchased an additional $30 million of aggregate severe convection storm coverage, which includes hail.
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
Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
The following table provides a summary of cash flow data for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022	$ Change	% Change
Net cash provided by (used in) operating activities	$33,929	$(17,736)	$51,665	(291)%
Net cash used in investing activities	(56,253)	(79,678)	23,425	(29)%
Net cash provided by financing activities	90,951	1,227	89,724	7,312%
Change in cash, cash equivalents and restricted cash	$68,627	$(96,187)	$164,814	(171)%
Operating Cash Flows
Net cash provided by operating activities was $33.9 million for the year ended December 31, 2023. Net cash provided by operating activities consists of net loss of $133.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash charges primarily include stock-based compensation expense of $20.7 million, depreciation and amortization of $24.4 million, provision for doubtful accounts of $37.2 million, and impairment losses of $57.2 million. These non-cash charges were partially offset by a non-cash gain on extinguishment of debt of $81.4 million. Net changes in working capital provided $88.9 million, primarily due to decreases in insurance-related receivables. Reinsurance balance due decreased as a result of shifting reinsurance coverage from third-parties to our own captive reinsurer whose financial information is included in the Consolidated Financial Statements. The change in reinsurance balance due includes cash proceeds in the amount of approximately $47.6 million liquid collateral received from a reinsurance trust as described in the “Recent Developments” section.
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
Investing Cash Flows
Net cash used in investing activities was $56.3 million for the year ended December 31, 2023. Net cash used in investing activities is primarily related to purchases of investments of $91.0 million and investments to develop internal use software of $9.2 million. This was partly offset by the cash inflows related to maturities and sales of investments of $46.8 million.

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
Financing Cash Flows
Net cash provided by financing activities was $91.0 million for the year ended December 31, 2023. Net cash provided by financing activities is primarily related to the net proceeds from issuance of the 2028 Notes of $116.7 million. This was partially offset by repayment of the principal balance on the term loan facility and advanced funding arrangement of $10.2 million and $4.1 million, respectively, and repurchase of stock of $5.6 million.
Net cash provided by financing activities was $1.2 million for the year ended December 31, 2022. Net cash provided by financing activities is primarily related to proceeds from advance funding and debt issuance, net of fees, of $33.6 million. This was partially offset by shares repurchased to pay income tax withholdings upon vesting of equity awards of $3.1 million, repurchases of stock of $1.8 million, and advance funding and debt repayments of $22.7 million and $5.2 million, respectively.

Contractual Obligations and Commitments
In addition to debt service payments, our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 13, Leases, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report. In addition, we have a substantial level of debt. For more information regarding our debt service obligations, see Note 7, Debt, of the Notes to Consolidated Financial Statements. We also have certain non-cancellable purchase commitments primarily for data purchases. As of December 31, 2023, our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms were payments of $4.4 million due in the next 12 months and $5.2 million due thereafter. For more information regarding our purchase commitments, see Note 16, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
We have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to enhance the consumer experience, our app and digital platform and integration of data platform across Porch, to invest in development of additional modules across all vertical software businesses and to enhance our corporate systems.

Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, and 2022, we had interest-bearing debt of $558.7 million and $451.1 million, respectively. Our 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) had a principal balance of $225.0 million as of December 31, 2023, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) had a principal balance of $333.3 million as of December 31, 2023, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Interest expense recognized related to the 2028 Notes was approximately $26.3 million in the year ended December 31, 2023. Interest expense includes $15.7 million contractual interest expense and $10.6 million amortization of debt issuance costs and discount for the year ended December 31, 2023. Because the coupon rates are fixed, interest expense on the 2026 Notes and the 2028 Notes will not change if market interest rates increase. Other debt as of December 31, 2023, totaled $0.3 million and is variable-rate. A 1% increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.
As of December 31, 2023, our insurance segment has a $139.2 million portfolio of fixed income securities and an unrealized gain (loss) of $(3.9) million, as described in Note 3, Investments, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
As of December 31, 2023, accounts receivable and reinsurance balances due were $24.3 million and $83.6 million, respectively, were not interest-bearing assets, and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.

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

Foreign Currency Risk
There was no material foreign currency risk for the years ended December 31, 2023, 2022 and 2021. Our activities to date have been conducted in the United States.

Other Risks
We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Porch Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Porch Group, Inc, (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, consolidated statement of stockholders’ equity (deficit), and consolidated statement of cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2024 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill impairment evaluation for the Insurance and Vertical Software reporting units
As described further in notes 1 and 6 to the financial statements, goodwill is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is below its carrying value. During 2023, the Company performed an interim impairment analysis as of June 30, 2023 and recognized a $55.2 million goodwill impairment for its insurance reporting unit in addition to performing its annual impairment evaluation as of October 1, 2023.
The principal considerations for our determination that the goodwill impairment evaluation for the Insurance and Vertical Software reporting units is a critical audit matter are because the estimation of fair value of the reporting units involves subjective management assumptions, specifically the estimates of future revenues and the discount rate. Each were considered subjective as they represented estimates of future performance.
Our audit procedures related to the goodwill impairment evaluation for the Insurance and Vertical Software reporting units included the following, among others.
•We tested the design and operating effectiveness of relevant controls relating to management’s preparation and review of the estimates of future revenues and the discount rate applied, and review of the methodologies applied by third-party valuation specialists engaged by the Company.
•We evaluated the reasonableness of forecasted revenues used in the discounted future cash flows. This was done by comparing them to historical results, comparing prior periods’ forecasted amounts to respective actual results, and comparing the significant assumptions to current industry, market and economic trends.

•With the assistance of a valuation specialist, we evaluated the reasonableness of the discount rate and the appropriateness of the methodologies used by the Company for both the Insurance and Vertical Software reporting units.

•We evaluated the qualifications of the third-party valuation specialists engaged by the Company based on their credentials and experience.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.

Bellevue, Washington
March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Porch Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Porch Group, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
We served as the Company's auditor from 2015 to 2023.
Seattle, Washington
March 16, 2023

PORCH GROUP, INC.
Consolidated Balance Sheets
(all numbers in thousands unless otherwise stated, except per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$258,418	$215,060
Accounts receivable, net	24,288	26,438
Short-term investments	35,588	36,523
Reinsurance balance due	83,582	299,060
Prepaid expenses and other current assets	13,214	11,293
Deferred policy acquisition costs	27,174	8,716
Restricted cash and cash equivalents	38,814	13,545
Total current assets	481,078	610,635
Property, equipment, and software, net	16,861	12,240
Goodwill	191,907	244,697
Long-term investments	103,588	55,118
Intangible assets, net	87,216	108,255
Long-term insurance commissions receivable	13,429	12,265
Other assets	5,314	5,847
Total assets	$899,393	$1,049,057

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,761	$6,268
Accrued expenses and other current liabilities	59,396	39,742
Deferred revenue	248,683	270,690
Refundable customer deposits	17,980	20,142
Current debt	244	16,455
Losses and loss adjustment expense reserves	95,503	100,632
Other insurance liabilities, current	31,585	61,710
Total current liabilities	462,152	515,639
Long-term debt	435,495	425,310
Other liabilities	37,429	28,755
Total liabilities	935,076	969,704
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value per share:	10	10
Authorized shares – 400 million and 400 million, at December 31, 2023 and 2022, respectively
Issued and outstanding shares – 97.1 million and 98.5 million, at December 31, 2023 and 2022, respectively
Additional paid-in capital	690,223	670,537
Accumulated other comprehensive loss	(3,860)	(6,171)
Accumulated deficit	(722,056)	(585,023)
Total stockholders’ equity (deficit)	(35,683)	79,353
Total liabilities and stockholders’ equity (deficit)	$899,393	$1,049,057

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss
(all numbers in thousands unless otherwise stated, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$430,302	$275,948	$192,433
Operating expenses:
Cost of revenue	220,243	107,577	58,725
Selling and marketing	144,307	113,848	84,273
Product and technology	58,502	59,565	47,005
General and administrative	103,192	109,814	84,740
Provision for doubtful accounts	37,180	805	1,055
Impairment loss on intangible assets and goodwill	57,232	61,386	—
Total operating expenses	620,656	452,995	275,798
Operating loss	(190,354)	(177,047)	(83,365)
Other income (expense):
Interest expense	(31,828)	(8,723)	(5,757)
Change in fair value of earnout liability	44	13,822	(18,519)
Change in fair value of private warrant liability	(444)	14,486	(15,389)
Change in fair value of derivatives	(4,261)	—	—
Gain on extinguishment of debt	81,354	—	5,110
Investment income and realized gains, net of investment expenses	8,285	1,174	701
Other income, net	3,893	571	340
Total other income (expense)	57,043	21,330	(33,514)
Loss before income taxes	(133,311)	(155,717)	(116,879)
Income tax benefit (provision)	(622)	(842)	10,273
Net loss	(133,933)	(156,559)	(106,606)
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	2,311	(5,912)	(259)
Comprehensive loss	$(131,622)	$(162,471)	$(106,865)

Net loss per share - basic and diluted (Note 18)	$(1.39)	$(1.61)	$(1.14)

Shares used in computing basic and diluted net loss per share	96,057	97,351	93,885

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(all numbers in thousands unless otherwise stated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2020	81,669	$8	$424,823	$(317,506)	$—	$107,325
Net loss	—	—	—	(106,606)		(106,606)
Other comprehensive loss, net of tax	—	—	—	—	(259)	(259)
Stock-based compensation	—	—	15,631	—	—	15,631
Stock-based compensation - earnout	—	—	22,961	—	—	22,961
Issuance of common stock for acquisitions	2,043	1	35,706	—	—	35,707
Contingent consideration for acquisitions	—	—	6,685	—	—	6,685
Reclassification of earnout liability upon vesting	—	—	54,891	—	—	54,891
Reclassification of private warrant liability upon exercise	—	—	31,730	—	—	31,730
Vesting of restricted stock	2,549	—	—	—	—	—
Exercise of stock warrants	11,521	1	126,768	—	—	126,769
Exercise of stock options	1,701	—	4,326	—	—	4,326
Income tax withholdings	(1,521)	—	(28,940)	—	—	(28,940)
Capped call transactions	—	—	(52,913)	—	—	(52,913)
Transaction costs	—	—	(262)	—	—	(262)
Balances as of December 31, 2021	97,962	$10	$641,406	$(424,112)	$(259)	$217,045
Net loss	—	—	—	(156,559)	—	(156,559)
Other comprehensive loss, net of tax	—	—	—	—	(5,912)	(5,912)
Stock-based compensation	—	—	27,041	—	—	27,041
Issuance of common stock for acquisitions	629	—	3,552	—	—	3,552
Contingent consideration for acquisitions	—	—	530	—	—	530
Vesting of restricted stock	2,145	—	—	—	—	—
Exercise of stock options	474	—	1,116	—	—	1,116
Income tax withholdings	(613)	—	(3,108)	—	—	(3,108)
Repurchases of common stock	(2,389)	—	—	(4,352)	—	(4,352)
Balances as of December 31, 2022	98,206	$10	$670,537	$(585,023)	$(6,171)	$79,353
Net loss	—	—	—	(133,933)	—	(133,933)
Other comprehensive income, net of tax	—	—	—	—	2,311	2,311
Stock-based compensation	—	—	20,709	—	—	20,709
Vesting of restricted stock	3,122	—	—	—	—	—
Exercise of stock options	20	—	26	—	—	26
Income tax withholdings	(841)	—	(1,240)	—	—	(1,240)
Repurchases of common stock	(1,396)	—	—	(3,100)	—	(3,100)
Cancellations of common stock	(2,050)	—	—	—	—	—
Proceeds from sale of common stock	—	—	191	—	—	191
Balances as of December 31, 2023	97,061	$10	$690,223	$(722,056)	$(3,860)	$(35,683)
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC.
Consolidated Statements of Cash Flows
(all numbers in thousands unless otherwise stated)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(133,933)	$(156,559)	$(106,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	24,415	27,930	16,386
Provision for doubtful accounts	37,180	805	1,055
Impairment loss on intangible assets and goodwill	57,232	61,386	—
Gain on extinguishment of debt	(81,354)	—	(5,110)
Change in fair value of private warrant liability	444	(14,486)	15,389
Change in fair value of contingent consideration	(5,664)	6,944	(2,244)
Change in fair value of earnout liability and derivatives	4,217	(13,822)	18,519
Stock-based compensation	20,709	27,041	38,592
Non-cash interest expense	20,756	2,270	2,387
Other	1,057	3,590	2,892
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	1,030	(4,886)	(2,905)
Reinsurance balance due	179,436	(70,644)	(15,343)
Deferred policy acquisition costs	(18,458)	(4,716)	(4,247)
Accounts payable	2,491	(697)	(11,779)
Accrued expenses and other current liabilities	(1,386)	(6,519)	(15,981)
Losses and loss adjustment expense reserves	(5,129)	38,683	(22,417)
Other insurance liabilities, current	(30,125)	21,686	14,396
Deferred revenue	(21,583)	66,254	53,556
Refundable customer deposits	(13,925)	6,537	(3,545)
Other assets and liabilities, net	(3,481)	(8,533)	(7,772)
Net cash provided by (used in) operating activities	33,929	(17,736)	(34,777)
Cash flows from investing activities:
Purchases of property and equipment	(851)	(2,350)	(972)
Capitalized internal use software development costs	(9,245)	(8,100)	(3,719)
Purchases of short-term and long-term investments	(91,015)	(52,506)	(24,006)
Maturities, sales of short-term and long-term investments	46,832	21,906	21,694
Acquisitions, net of cash acquired	(1,974)	(38,628)	(256,430)
Net cash used in investing activities	(56,253)	(79,678)	(263,433)
Cash flows from financing activities:
Proceeds from line of credit	—	5,000	—
Proceeds from advance funding	319	18,643	—
Repayments of advance funding	(4,133)	(22,746)	—
Proceeds from issuance of debt	116,667	10,000	413,537
Repayments of principal	(10,150)	(5,150)	(46,965)
Cash paid for debt issuance costs	(4,694)	—	—
Capped call transactions	—	—	(52,913)
Proceeds from exercises of warrants	—	—	126,741
Income tax withholdings paid upon vesting of restricted stock units	(1,240)	(3,108)	(28,877)
Repurchase of stock	(5,608)	(1,813)	—
Other	(210)	401	4,026
Net cash provided by financing activities	90,951	1,227	415,549
Net change in cash, cash equivalents, and restricted cash	68,627	(96,187)	117,339
Cash, cash equivalents, and restricted cash, beginning of period	228,605	324,792	207,453
Cash, cash equivalents, and restricted cash end of period	$297,232	$228,605	$324,792

PORCH GROUP, INC.
Consolidated Statements of Cash Flows - Continued
(all numbers in thousands unless otherwise stated)

	Year Ended December 31,
	2023	2022	2021
Supplemental schedule of non-cash investing and financing activities
Non-cash consideration for acquisitions	$—	$12,252	$52,761
Non-cash reduction in advanced funding arrangement obligations	11,763	—	—
Share repurchases included in accrued expenses and other current liabilities	—	2,539	—
Reduction of earnout liability due to vesting event	—	—	54,891
Supplemental disclosures
Cash paid for interest	$12,212	$3,512	$2,662
Income tax refunds received (paid)	2,287	(674)	—
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a leading vertical software and insurance platform and is positioned to be the best partner to help homebuyers move, maintain, and fully protect their homes. We offer differentiated products and services, with homeowners insurance at the center of this relationship.
We differentiate and look to win in the massive and growing homeowners insurance opportunity by 1) providing the best services for homebuyers, 2) led by advantaged underwriting in insurance, 3) to protect the whole home.
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 30 thousand companies that are key to the home-buying transaction, such as home inspectors, mortgage companies, and title companies. These relationships provide us with early insights to United States (“U.S.”) homebuyers. In partnership with these companies, we have the ability to help simplify the move for consumers with services such as insurance, warranty, moving and more.
We have two reportable segments that are also our operating segments: Vertical Software and Insurance. See Note 17, Segment Information, for additional information on our reportable segments.
Through our vertical software products we have unique insights into the majority of U.S. properties. This data helps feed our insurance underwriting models, better understand risk, and create competitive differentiation in underwriting.
We provide full protection for the home by including a variety of home warranty products alongside homeowners insurance. We are able to fill the gaps of protection for consumers, minimize surprises, and deepen our relationships and value proposition.
Basis of Presentation
The consolidated financial statements and accompanying notes include the accounts of Porch Group, Inc., and its wholly owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these Notes to Consolidated Financial Statements are in thousands unless otherwise stated, except per share data.
Comprehensive Loss
Comprehensive loss consists of adjustments related to unrealized gains and losses on available-for-sale securities.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates and assumptions.
Concentrations
Financial instruments which potentially subject us to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit, fixed-maturity securities, and receivable balances in the course of collection.
Our insurance carrier subsidiary has exposure and remains liable in the event of insolvency of its reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. For the year ended December 31, 2023, four reinsurers represented more than 10% individually, and 57% in the aggregate, of our total reinsurance balance due. For the year ended December 31, 2022, two reinsurers represented more than 10% individually, and 45% in the aggregate, of our total reinsurance balance due.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Substantially all of our revenues in the Insurance segment are derived from customers in Texas (which represent approximately 64%, 52% and 61% of Insurance segment revenues in the years ended December 31, 2023, 2022 and 2021, respectively), South Carolina (which represent approximately 11%, 10% and 9% of Insurance segment revenues in the years ended December 31, 2023, 2022 and 2021, respectively), North Carolina, Georgia, Virginia, and Arizona, which could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of our total revenue for the years ended 2023, 2022 or 2021. As of December 31, 2023 and 2022, no individual customer accounted for 10% or more of our total accounts receivable.
As of December 31, 2023, we held approximately $263.6 million of cash with five U.S. commercial banks. As of December 31, 2022, we held approximately $148.0 million of cash with three U.S. commercial bank.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We maintain cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation.
Restricted cash and cash equivalents as of December 31, 2023, includes $28.3 million held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”), $1.3 million held in certificates of deposit and money market mutual funds pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $7.3 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 19 states, and $1.9 million related to acquisition indemnifications. Restricted cash and cash equivalents as of December 31, 2022, includes $5.1 million held by our captive reinsurance business as collateral for the benefit of HOA, $1.0 million held in money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $5.0 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 19 states, and $2.4 million related to acquisition indemnifications.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the Consolidated Statements of Cash Flows are as follows:

	December 31,
	2023	2022
Cash and cash equivalents	$258,418	$215,060
Restricted cash and cash equivalents	38,814	13,545
Cash, cash equivalents, and restricted cash	$297,232	$228,605
Investments
Our investments are primarily comprised of short-term certificates of deposit, U.S. Treasury, corporate and municipal bonds, and mortgage-backed securities and are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Investments are classified as current or non-current based upon the remaining maturity of the investment. Amortization of premium and accretion of discount are computed using the effective interest method. The accretion or amortization of discounts and premiums on mortgage-backed securities takes into consideration actual and future estimated principal prepayments. We utilize estimated prepayment speed information obtained from published sources. The effects of the yield of a security from changes in principal prepayments are recognized prospectively. The degree to which a security is susceptible to yield adjustments is influenced by the difference between its carrying value and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment, and the repayment priority for structured securities.
We evaluate whether declines in the fair value of investments have resulted from an expected credit loss. See Note 3, Investments, for additional information about management’s evaluation.
Realized gains and losses on sales of investments are determined using the specific-identification method.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Accounts Receivable and Long-term Insurance Commissions Receivable
Accounts receivable consist principally of amounts due from enterprise customers, other corporate partnerships, and individual policyholders. We estimate allowances for uncollectible receivables based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at December 31, 2023, and 2022, was $0.6 million and $0.5 million, respectively.
Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected. We record the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by our insurance company subsidiary of new or renewal insurance contracts. DAC are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. Amortized deferred acquisition costs included in sales and marketing expense, amounted to $49.2 million, $14.5 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Property, Equipment, and Software
Property, equipment, and software are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful Lives
Software and computer equipment	3 years
Furniture, office equipment and other	3 – 5 years
Internally developed software	2 years
Leasehold improvements	Shorter of useful life or remaining lease term
When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the Consolidated Statements of Operations and Comprehensive Loss in the period of disposition. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.
We capitalize costs incurred in the development of internal use software. The capitalized costs are amortized over the estimated useful life of the software. If capitalized projects are determined to no longer be in use, they are impaired and the cost and accumulated depreciation are removed from the accounts. The resulting loss on impairment, if any, is included in the Consolidated Statements of Operations and Comprehensive Loss in the period of impairment.
Goodwill
We test goodwill for impairment for each reporting unit on an annual basis, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit may be below its carrying value. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would not need to perform a quantitative impairment test. If we cannot support such a conclusion or we do not elect to perform the qualitative assessment, we perform a quantitative assessment. If a quantitative goodwill impairment assessment is performed, we utilize a combination of market and income valuation approaches. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the reporting unit is less than its carrying value. We have selected October 1 as the date to perform its annual impairment test.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
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
Intangible Assets
Intangible assets consist of acquired customer relationships, acquired technology, trademarks and trade names, renewal rights, insurance licenses, non-compete agreements, value of businesses acquired, and related assets that are amortized over their estimated useful lives. Certain intangible assets are considered to have indefinite lives. We test indefinite-lived intangible assets for impairment annually on October 1 and whenever events or circumstances arise that indicate an impairment may exist. See the Impairment of Long-Lived Assets section below.
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
Losses and Loss Adjustment Expenses Reserves
The liability for losses and loss adjustment expenses (“LAE”) is an estimate of the amounts required to cover known incurred losses and LAE and is developed through the review and assessment of loss reports, along with the analysis of known claims. These reserves include management’s estimate of the amounts for losses incurred but not reported (“IBNR”). IBNR is reviewed regularly using a variety of actuarial techniques. We update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Although management believes that the balance of these reserves is adequate, such liabilities are necessarily dependent on estimates, the ultimate expense may be more or less than the amounts presented. The approach and methods for developing these estimates and for recording the resulting liability are continually reviewed. Any adjustments to this reserve are recognized in the Consolidated Statements of Operations and Comprehensive Loss. Losses and LAE, less related reinsurance is charged to expense as incurred.
Reinsurance
In the normal course of business, we monitor return and risk and seeks to reduce the overall exposure to losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. Our insurance company subsidiary has entered proportional and non-proportional reinsurance treaties, under which the insurance company subsidiary has ceded some, but not all, of the liabilities to third-party reinsurers including, but not limited to, catastrophe exposure. The amount and type of reinsurance employed is based

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
on management’s analysis of capital as well as its estimates of probable maximum loss and evaluation of the conditions within the reinsurance market.
We remain liable to our policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize our exposure to significant losses from reinsurer insolvencies, HOA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.
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
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, in the Consolidated Balance Sheets:

	December 31,
	2023	2022
Ceded reinsurance premiums payable	$10,500	$29,204
Commissions payable, reinsurers and agents	4,650	21,045
Advance premiums	5,975	8,668
Funds held under reinsurance treaty	9,820	1,851
General and accrued expenses payable	640	942
Other insurance liabilities, current	$31,585	$61,710
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
Level 2     Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3     Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.
Revenue Recognition
We generate revenue from a variety of sources:
•Insurance revenue in the form of insurance and warranty premiums, policy fees, commissions from reinsurers and other insurance-related fees generated through our owned insurance carrier, as well as commissions from third-party insurance carriers where we act as an independent agent;
•Software and service subscription revenue generated from fees paid by companies for access to our software and provision of services;

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
•Move-related revenue through fees received for connecting homeowners to service providers during the time of a move including movers, TV/Internet, warranty, and security monitoring providers and for providing select services directly to the homeowner; and
•Post-move related revenue in the form of fees earned from introducing homeowners to home service professionals including handyman, plumbers, electricians, roofers, etc.
We identify performance obligations in our non-insurance contracts with customers, which primarily include delivery of homeowner leads and commissions from third-party insurance carriers, performance of home project and moving services, and providing access to our software platforms and services. The transaction price is determined based on the amount to which we expect to be entitled in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when or as performance obligations are satisfied.
Contract payment terms vary from due upon receipt to net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If collectability of substantially all consideration to which we are entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.
Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.
Insurance and Warranty Revenue
Insurance Revenue
Starting in April 2021, through the newly acquired HOA, we are authorized to write various forms of homeowners insurance. Insurance-related revenues primarily relate to premiums, policy fees, ceding commissions and reinsurance profit share. Premiums are recognized as revenue over the policy term. The portion of premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies, is deferred and reported as deferred revenue. Policy fees on policies where premium is traditionally paid in full upon inception of the policy are recognized when written.
Excess ceding commissions represent the commissions from reinsurers in excess of the portion which represents the reimbursement of acquisition costs associated with insurance risk ceded to reinsurers and is earned on a pro-rata basis over the life of the reinsurance policy. Reinsurance profit share is additional ceding commissions payable to us based on attaining specified loss ratios within individual treaty years. Reinsurance profit share income is recognized when earned, which includes adjustments to earned reinsurance profit share based on changes in incurred losses.
We sell homeowner and auto insurance policies for third-party insurance carriers. The transaction price for these arrangements is the estimated lifetime value (“LTV”) of the commissions to be paid by the third-party carrier for the policies sold. The LTV represents fixed first-year commission upon sale of the policy as well as the estimated variable future renewal commissions expected. We constrain the transaction price based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. After a policy is sold for an insurance carrier, we have no additional or ongoing contractual obligation to the policyholder or insurance carrier.
We estimate LTV each period by evaluating various factors, including commission rates for specific carriers and estimated average plan duration based on insurance carrier and market data related to policy renewals for similar insurance policies. Management reviews and monitors changes in the data used to estimate LTV as well as the cash received for each policy type compared to original estimates. If we identify changes that we believe are indicative of an increase or decrease to prior period LTVs, we will update estimates of variable consideration. There were no changes to the estimated variable consideration for the periods presented.
Warranty Revenue
We provide warranty products to homeowners which are sold through various channels including home inspection companies, real estate agents and direct to customers. These products provide customers with product protection that enhances or extends coverage offered by the manufacturer’s warranty and provides additional customer-friendly benefits that go beyond the scope of a manufacturer’s warranty. Typically, our home warranty policies cover a ninety-day to three-

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
year period. Revenue for these policies is recognized ratably over the actual warranty coverage period for each individual policy.
We also offer products that customers may purchase to extend the manufacturer’s covered warranties for a term of up to twenty-five years. Revenue for these policies is recognized over the term of the agreement in proportion to our relief from risk we expect to incur in satisfying the contract obligations.
Software and Service Subscription Revenue
Software and service subscription revenue is primarily generated from the vertical software services provided to home inspectors, roofing companies, title insurance companies, mortgage companies, and other home services companies. We do not provide the customer with the right to take possession of any part of the software supporting the cloud-based application services. Our typical subscription contracts are monthly or annual contracts in which pricing is based on a specified volume of activity. We also provide certain data analytics, transaction monitoring and marketing services under subscription and service contracts. Fees earned for providing access to the software and services are non-refundable, and there is no right of return. Revenue is recognized based on the amount to which we are entitled for providing access to the software and services during the contract term.
Move-Related Revenue
Move-related revenue is generated when we connect service providers directly to homeowners and includes fees earned from providing primarily moving services directly to the homeowner. We generally invoice for move-related services on a fixed-fee or time-and-materials basis as contractually agreed-upon with the end customer. Revenue is generally recognized as services are performed, which is typically on the same day or over a few days. Fees earned for providing move-related services are non-refundable, and there is generally no right of return.
In certain of our move-related product offerings, we act as the principal in the revenue transactions as we are primarily responsible to the end customer for providing the service, we have a level of discretion in establishing pricing, and we control the service prior to providing it to the end customer. This control is evidenced by the ability to identify, select, and direct the service provider that provides the ultimate service to end customers, and we recognize these revenues on a gross basis. In other instances, third-party merchant partners are responsible for delivering the service to the end customer. Revenue for these arrangements is recognized on a net basis.
Post-Move Revenue
Post-move revenue is generated by connecting third-party service providers (“Service Providers”) with homeowners that meet pre-defined criteria and who may be looking for relevant services.
Revenue generated from Service Providers is recognized at a point in time upon the connection of a homeowner to the Service Provider, at which point our performance obligation has been satisfied. The transaction price is generally either a fixed price per qualifying lead or activated service (fixed consideration), or a percentage of the revenue the Service Provider ultimately generates through the homeowner connection (variable consideration). When the transaction price is variable, the transaction price is constrained and limited to an amount we believe is not probable of significant reversal.
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
Post-move revenue also includes fees earned from providing a variety of services directly to the homeowner, mainly handyman services. We generally invoice for service projects on a fixed fee or time and materials basis as contractually agreed-upon with the end customer (i.e., the transaction price). Revenue is recognized as services are performed based on an output measure of progress, which is generally over a short duration. Fees earned for providing service projects are non-refundable, and there is generally no right of return.
We act as the principal in these service transactions as we are primarily responsible to the end customer for providing the service, we have a level of discretion in establishing pricing, and we control the service prior to providing it to the end customer. This control is evidenced by the ability to identify, select, and direct the service provider that provides the ultimate service to end customers.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Cost of Revenue
Cost of revenue primarily consists of insurance losses and loss adjustment expenses, claims personnel costs, warranty claims, third-party providers for executing moving labor and handyman services when we are managing the job, data costs related to marketing campaigns, certain call center costs, credit card processing, and merchant fees.
Product and Technology Development
Product and technology development costs primarily include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with product development, net of costs capitalized as internally developed software. Also included are cloud computing, hosting and other technology costs, software subscriptions, professional services, and amortization of internally developed software.
Advertising
Advertising costs are expensed as incurred. During the years ended December 31, 2023, 2022, and 2021, we incurred $13.9 million, $13.5 million, and $3.6 million in advertising costs, respectively. Advertising costs are included in selling and marketing expenses in our Consolidated Statements of Operations and Comprehensive Loss.
Income Taxes
We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Under the asset and liability method specified by ASC 740, deferred tax assets and liabilities are recognized for the future consequences of differences between the carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some or all of the deferred tax assets will not be realized.
In addition, ASC 740 provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The benefit from an uncertain tax position must meet a more-likely-than-not recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. Our policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense.
Stock-Based Compensation
We issue stock-based compensation to employees in the form of stock options, restricted stock units, and restricted stock awards. The awards are accounted for by expensing the grant-date fair value of the related award over the requisite service period, which is generally the vesting period. Forfeitures are accounted for when they occur.
We also issue awards which contain performance and/or market conditions. For awards with performance conditions, we recognize compensation expense only if the specified performance condition is probable of achievement. We update our assessment of probability at each reporting period. All compensation expense for performance awards with only market conditions is recognized if the requisite service period is fulfilled, even if the market condition is not satisfied.
The awards are generally expensed on a straight-line basis, except for awards with performance or market conditions which are expensed on a graded vesting basis.
Warrants
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. For warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as a liability at their initial fair value, and then are remeasured as of each balance sheet date thereafter. Changes in the estimated fair value of the liability for warrants are recognized as a non-cash gain or loss on the Consolidated Statements of Operations and Comprehensive Loss in the period in which the change occurred.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Business Combinations
We account for business acquisitions using the acquisition method of accounting and record any identifiable definite-lived intangible assets separate from goodwill. Intangible assets are recorded at their fair values based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. We allocate the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents an obligation to make additional payments or equity interests to the former owner(s) as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.
Leases
We determine if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC 842, Leases, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. We also consider whether its service arrangements include the right to control the use of an asset.
Operating leases are primarily for office space and are included in operating lease right-of-use assets (“ROU assets”), accrued expenses and other current liabilities, and other liabilities on our Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Payments for terminating a lease are included in the lease payments only when it is probable they will be incurred.
Our leases may include a non-lease component representing additional services transferred to us, such as common area maintenance for real estate. We have made an accounting policy election to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. Non-lease components that are variable in nature are recorded in variable lease expense in the period incurred.
We use our incremental borrowing rate to determine the present value of lease payments, as our leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment. Judgment is applied in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.
For operating leases with a term of one year or less, we have elected to not recognize a lease liability or ROU asset on our Consolidated Balance Sheets. Instead, we recognize the lease payments as expense on a straight-line basis over the lease term. Short-term lease expenses are immaterial to our Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Cash Flows.
Other Income (Expense), Net
The following table details the components of other income, net, on the Consolidated Statements of Operations and Comprehensive Loss:

	Year Ended December 31,
	2023	2022	2021
Interest income	$3,895	$717	$33
Gain on settlement of accounts payable	—	—	175
Other, net	(2)	(146)	132
Other income, net	$3,893	$571	$340

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting--Improvements to Reportable Segment Disclosures, which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The guidance will first be effective in our annual disclosures for the year ending December 31, 2024, and will be adopted retrospectively unless impracticable. Early adoption is permitted. We are in the process of assessing the impact of ASU 2023-07 on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The new guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. We are in the process of assessing the impact of ASU 2023-09 on our disclosures.
In March 2024, the SEC adopted new rules relating to the disclosure of a range of climate-change-related physical and transition risks, data, and opportunities. The adopted rule contains several new disclosure obligations, including, (i) disclosure on how the board of directors and management oversee climate-related risks and certain climate-related governance items, (ii) disclosure of information related to a registrant’s climate-related targets, goals, and/or transition plans, and (iii) disclosure on whether and how climate-related events and transition activities impact line items above a threshold amount on a registrant’s consolidate financial statements, including the impact of the financial estimates and the assumptions used. This new rule will first be effective in our annual disclosures for the year ending December 31, 2027. We are in the process of assessing the impact on our consolidated financial statements and disclosures.
Accounting Standards Recently Adopted
On January 1, 2023, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Losses (“CECL”) methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. In addition, ASC 326 made changes to the accounting for available-for-sale securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities we do not intend to sell or believe that is more likely than not we will be required to sell. We adopted ASC 326 using a modified retrospective method. During the year ended December 31, 2023, we did not have any credit losses and, as such, we have not presented any allowance. See Note 3, Investments, for more details.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Note 2. Revenue
Disaggregation of Revenue
Total revenue consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Vertical Software segment
Software and service subscriptions	$67,697	$72,777	$57,004
Move-related transactions	40,350	62,317	60,996
Post-move transactions	17,069	19,821	19,150
Total Vertical Software segment revenue	125,116	154,915	137,150

Insurance segment
Insurance and warranty premiums, commissions and policy fees(1)	305,186	121,033	55,283
Total Insurance segment revenue	305,186	121,033	55,283

Total revenue	$430,302	$275,948	$192,433
_________________________________________________________
(1)Revenue recognized during the years ended December 31, 2023, 2022 and 2021, includes revenue in the Insurance segment of $271.1 million, $83.9 million and $26.6 million, respectively, which is accounted for in accordance with ASC Topic 944, Financial Services-Insurance, separately from revenue from contracts with customers.
Disclosures Related to Contracts with Customers
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC Topic 606, Revenue from Contracts with Customers, these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits. Refundable customer deposits related to contracts with customers were not material at December 31, 2023 and 2022.
Insurance Commissions Receivable
A summary of the activity impacting insurance commissions receivable is presented below:

Balance at January 1, 2021	$3,529
Estimated lifetime value of commissions on insurance policies sold by carriers	8,089
Cash receipts	(2,234)
Balance at December 31, 2021	9,384
Estimated lifetime value of commissions on insurance policies sold by carriers	9,925
Cash receipts	(3,788)
Balance at December 31, 2022	15,521
Estimated lifetime value of commissions on insurance policies sold by carriers	6,583
Cash receipts	(4,711)
Balance at December 31, 2023	$17,393
As of December 31, 2023 and 2022, $4.0 million and $3.3 million, respectively, of insurance commissions receivable were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the Consolidated Balance Sheets. The remaining $13.4 million and $12.3 million as of December 31, 2023 and

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
2022, respectively, of insurance commissions receivable are expected to be collected after the immediately following 12 months and were included in long-term insurance commissions receivable on the Consolidated Balance Sheets.
Deferred Revenue
A summary of the activity impacting deferred revenue in the Vertical Software segment is presented below:

Vertical Software Segment Deferred Revenue
Balance at January 1, 2021	$5,208
Additional amounts deferred	5,539
Impact of acquisitions	1,170
Revenue recognized	(8,103)
Balance at December 31, 2021	3,814
Additional amounts deferred	19,421
Impact of acquisitions	137
Revenue recognized	(19,498)
Balance at December 31, 2022	3,874
Revenue recognized	(16,301)
Additional amounts deferred	16,142
Balance at December 31, 2023	$3,715
Deferred revenue on our Consolidated Balance Sheets as of December 31, 2023 and 2022, includes $245.0 million and $266.8 million, respectively, of deferred revenue related to our Insurance segment.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the Consolidated Balance Sheets, is immaterial as of December 31, 2023 and 2022.
We have applied the practical expedients not to present unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which we recognize revenue at the amount which we have the right to invoice for services performed.
Warranty Revenue and Related Balance Sheet Disclosures
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement.
At December 31, 2023, we had $17.9 million, $3.9 million and $2.9 million of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively. At December 31, 2022, we had $20.0 million, $4.4 million and $1.9 million of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively.
We incurred $5.5 million and $3.7 million in expenses related to warranty claims for the years ended December 31, 2023 and 2022, respectively.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Note 3. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Year Ended December 31,
	2023	2022	2021
Investment income, net of investment expenses	$8,428	$1,544	$768
Realized gains on investments	113	22	62
Realized losses on investments	(256)	(392)	(129)
Investment income and realized gains, net of investment expenses	$8,285	$1,174	$701

The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities:

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$43,931	$95	$(330)	$43,696
Obligations of states, municipalities and political subdivisions	18,281	100	(961)	17,420
Corporate bonds	51,678	430	(2,067)	50,041
Residential and commercial mortgage-backed securities	25,452	153	(1,004)	24,601
Other loan-backed and structured securities	3,694	13	(289)	3,418
Total investment securities	$143,036	$791	$(4,651)	$139,176

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$35,637	$5	$(320)	$35,322
Obligations of states, municipalities and political subdivisions	11,549	2	(1,326)	10,225
Corporate bonds	31,032	32	(2,837)	28,227
Residential and commercial mortgage-backed securities	12,790	11	(1,268)	11,533
Other loan-backed and structured securities	6,804	6	(476)	6,334
Total investment securities	$97,812	$56	$(6,227)	$91,641

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
The amortized cost and fair value of securities at December 31, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$34,620	$34,542
Due after one year through five years	45,411	44,607
Due after five years through ten years	25,397	23,951
Due after ten years	8,462	8,057
Residential and commercial mortgage-backed securities	25,452	24,601
Other loan-backed and structured securities	3,694	3,418
Total	$143,036	$139,176
Investments as of December 31, 2023, include $36.4 million of investments held by our captive reinsurance businesses as collateral for the benefit of HOA. Of this amount, $1.7 million is classified as short-term investments, and $34.7 million is classified as long-term investments.
The following table presents investments pledged to the Department of Insurance in certain states as a condition of the Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.

	December 31,
	2023	2022
Certificates of deposit	$1,266	$1,463
U.S. Treasury notes	706	1,216
	1,972	2,679
Pledged certificates of deposit of $1.3 million and pledged U.S. Treasury notes of $0.7 million are included in long-term investments on the accompanying Consolidated Balance Sheets as of December 31, 2023. Pledged certificates of deposit of $0.2 million and pledged U.S. Treasury notes of $0.5 million are included in short-term investments, and pledged certificates of deposit of $1.2 million and pledged U.S. Treasury notes of $0.8 million are included in long-term investments on the accompanying Consolidated Balance Sheets as of December 31, 2022.
Expected Credit Losses
We regularly review our individual investment securities for factors that may indicate that a decline in fair value of an investment has resulted from an expected credit loss, including:
•the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or earnings;
•the extent to which the market value of the security is below its cost or amortized cost;
•general market conditions and industry or sector specific factors;
•nonpayment by the issuer of its contractually obligated interest and principal payments; and
•our intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2023	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(280)	$12,345	$(50)	$515	$(330)	$12,860
Obligations of states, municipalities and political subdivisions	(813)	8,445	(148)	1,639	(961)	10,084
Corporate bonds	(1,698)	21,104	(369)	4,677	(2,067)	25,781
Residential and commercial mortgage-backed securities	(621)	8,673	(383)	3,072	(1,004)	11,745
Other loan-backed and structured securities	(281)	2,790	(8)	52	(289)	2,842
Total securities	$(3,693)	$53,357	$(958)	$9,955	$(4,651)	$63,312

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2022	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(127)	$10,748	$(193)	$9,824	$(320)	$20,572
Obligations of states, municipalities and political subdivisions	(929)	6,258	(397)	3,504	(1,326)	9,762
Corporate bonds	(1,623)	16,531	(1,214)	10,328	(2,837)	26,859
Residential and commercial mortgage-backed securities	(687)	6,565	(581)	4,952	(1,268)	11,517
Other loan-backed and structured securities	(359)	4,633	(117)	1,094	(476)	5,727
Total securities	$(3,725)	$44,735	$(2,502)	$29,702	$(6,227)	$74,437
At December 31, 2023 and 2022, there were 410 and 483 individual securities, respectively, in an unrealized loss position. Of these securities, 80 had been in an unrealized loss position for 12 months or longer as of December 31, 2023. At December 31, 2022, 218 individual securities were in an unrealized loss position for 12 months or longer.
We believe there were no fundamental issues such as credit losses or other factors with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at December 31, 2023 or 2022.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Note 4. Fair Value
The following table details the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$165,744	$—	$—	$165,744
Debt securities:
U.S. Treasuries	43,696	—	—	43,696
Obligations of states, municipalities and political subdivisions	—	17,420	—	17,420
Corporate bonds	—	50,041	—	50,041
Residential and commercial mortgage-backed securities	—	24,601	—	24,601
Other loan-backed and structured securities	—	3,418	—	3,418
	$209,440	$95,480	$—	$304,920
Liabilities
Contingent consideration - business combinations (1)	$—	$—	$18,455	$18,455
Private warrant liability	—	—	1,151	1,151
Embedded derivatives	—	—	28,131	28,131
	$—	$—	$47,737	$47,737

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$6,619	$—	$—	$6,619
Debt securities:
U.S. Treasuries	35,322	—	—	35,322
Obligations of states, municipalities and political subdivisions	—	10,225	—	10,225
Corporate bonds	—	28,227	—	28,227
Residential and commercial mortgage-backed securities	—	11,533	—	11,533
Other loan-backed and structured securities	—	6,334	—	6,334
	$41,941	$56,319	$—	$98,260
Liabilities
Contingent consideration - business combinations (2)	$—	$—	$24,546	$24,546
Contingent consideration - earnout	—	—	44	44
Private warrant liability	—	—	707	707
	$—	$—	$25,297	$25,297
______________________________________
(1)The Consolidated Balance Sheets include $14.8 million in accrued expenses and other current liabilities and $3.7 million in other liabilities as of December 31, 2023, for contingent consideration related to business combinations.
(2)The Consolidated Balance Sheets include $1.4 million in accrued expenses and other current liabilities and $23.2 million in other liabilities as of December 31, 2022, for contingent consideration related to business combinations.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Financial Assets
Money market mutual funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. As the funds are generally maintained at a net asset value which does not fluctuate, cost approximates fair value. These are included with U.S. Treasuries as Level 1 measurements in the table above. The fair values for available-for-sale fixed-maturity securities are based upon prices provided by an independent pricing service and included as Level 2 measurements in the table above. We have reviewed these prices for reasonableness and have not adjusted any prices received from the independent provider. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. There were no transfers between Level 1 and Level 2.
Contingent Consideration – Business Combinations
We estimated the fair value of the business combination contingent consideration related to the Floify LLC (“Floify”) acquisition in October 2021 and triggered by stock price milestones using the Monte Carlo simulation method. The fair value is based on the simulated market price of our common stock through the maturity date of December 31, 2024. As of December 31, 2023, the key inputs used to determine the fair value of $14.0 million included the stock price of $3.08 per share, strike price of approximately $36 per share, discount rate of 27.9% and volatility of 90%. As of December 31, 2022, the key inputs used in the determination of the fair value of $15.5 million included the stock price of $1.88 per share, strike price of approximately $36 per share, discount rate of 10.3% and volatility of 95%.
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of December 31, 2023, the key inputs used to determine the fair value of $4.4 million were management’s cash flow estimates and the discount rate of 17%. As of December 31, 2022, the key inputs used to determine the fair value of $9.0 million were management’s cash flow estimates and the discount rate of 17%.
Contingent Consideration - Earnout
On July 30, 2020, Porch.com, Inc. (“Legacy Porch”) entered into a definitive agreement (as amended, the “Merger Agreement”) with PropTech Acquisition Corporation (“PTAC”), a special purpose acquisition company, whereby the parties agreed to merge, resulting in the parent of Porch.com, Inc. becoming a publicly listed company under the name Porch Group, Inc. This merger (the “Merger”) closed on December 23, 2020. Upon the Merger, 6 million restricted common shares, subject to vesting and cancellation provisions, were issued to holders of pre-Merger Porch common stock (the “earnout shares”). The earnout shares were issued in three equal tranches with separate market vesting conditions prior to the third anniversary of the Merger. One-third of the earnout shares met the market vesting condition when our common stock had a closing price of greater than or equal to $18.00 per share over 20 trading days within a thirty-consecutive trading day period in the first quarter of 2021. An additional third vested when our common stock had a closing price of greater than or equal to $20.00 per share over the same measurement criteria in the fourth quarter of 2021. The final third never vested as our common stock did not reach a closing price of greater than or equal to $22.00 per share over the same measurement criteria. The earnout contingent consideration period ended December 23, 2023, and the remaining liability of less than $0.1 million was subsequently written off. In prior years, we estimated the fair value using the Monte Carlo simulation method and was based on the simulated market price of our common stock until the maturity date of the contingent consideration and increased by certain employee forfeitures. As of December 31, 2022, the key inputs used in the determination of the fair value included exercise price of $22.00 per share, volatility of 100%, forfeiture rate of 15% and stock price of $1.88 per share.
Private Warrants
We estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of December 31, 2023, the key inputs used to determine the fair value included exercise price of $11.50 per share, expected volatility of 95%, remaining contractual term of 1.98 years, and stock price of $3.08 per share. As of December 31, 2022, the key inputs used to determine the fair value included exercise price of $11.50 per share, expected volatility of 90%, remaining contractual term of 2.98 years, and stock price of $1.88 per share.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Embedded Derivatives
In connection with the issuance of senior secured convertible notes in April 2023 (see Note 7, Debt, for more information) and in accordance with ASC 815-15, Derivatives and Hedging – Embedded Derivatives, certain features of the senior secured convertible notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
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
The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a repurchase, a fundamental change, and qualifying asset sales, ranging from 1% to 50%.
Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

	Contingent Consideration - Earnout	Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2022	$44	$24,546	$—	$707
Additions	—	—	23,870	—
Settlements	—	(427)	—	—
Change in fair value, loss (gain) included in net loss(1)	(44)	(5,664)	4,261	444
Fair value as of December 31, 2023	$—	$18,455	$28,131	$1,151

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)

	Contingent Consideration - Earnout	Contingent Consideration - Business Combinations	Private Warrant Liability
Fair value as of December 31, 2021	$13,866	$9,617	$15,193
Additions	—	8,700	—
Settlements	—	(715)	—
Change in fair value, loss (gain) included in net loss(1)	(13,822)	6,944	(14,486)
Fair value as of December 31, 2022	$44	$24,546	$707
_________________________________________________________
(1)Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Changes in fair value of the earnout contingent consideration and private warrant liability are disclosed separately in the Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the embedded derivatives are included in change in fair value of derivatives in the Consolidated Statements of Operations and Comprehensive Loss.
Fair Value Disclosure
As of December 31, 2023 and 2022, the fair value of the 2026 Notes (see Note 7, Debt, for more information) was $73.1 million and $238.6 million, respectively. The decrease of $165.5 million is primarily due to volatility of the stock price since December 31, 2022. As of December 31, 2023, the fair value of the 2028 Notes (see Note 7, Debt, for more information) was $196.7 million. The fair values of the line of credit, advance funding arrangement and other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 5. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	December 31,
	2023	2022
Software and computer equipment	$8,340	$8,326
Furniture, office equipment, and other	1,573	2,118
Internally developed software	24,526	17,128
Leasehold improvements	1,176	1,178
Total	35,615	28,750
Less: Accumulated depreciation and amortization	(18,754)	(16,510)
Property, equipment, and software, net	$16,861	$12,240
Depreciation and amortization expense related to property, equipment, and software was $5.0 million, $4.2 million, and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Losses due to impairment of long-lived assets, other than intangible assets, totaled $0.3 million, $0.6 million and $0.6 million during 2023, 2022 and 2021, respectively, and are included in product and technology expense in the Consolidated Statements of Operations and Comprehensive Loss.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Note 6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value, less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of December 31, 2023	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	8	$69,504	$(24,153)	$45,351
Acquired technology	5	36,041	(22,358)	13,683
Trademarks and tradenames	11	23,443	(6,701)	16,742
Non-compete agreements	3	616	(455)	161
Value of business acquired	1	400	(400)	—
Renewal rights	6	9,734	(3,415)	6,319
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$144,698	$(57,482)	$87,216

As of December 31, 2022	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	9	$69,730	$(15,079)	$54,651
Acquired technology	5	37,932	(16,468)	21,464
Trademarks and tradenames	10	25,071	(5,724)	19,347
Non-compete agreements	3	619	(407)	212
Value of business acquired	1	400	(400)	—
Renewal rights	6	9,734	(2,113)	7,621
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$148,446	$(40,191)	$108,255
During the first quarter of 2023, we identified various qualitative factors that collectively indicated triggering events including a sustained decrease in stock price, increased costs due to inflationary pressures, and a deterioration of the macroeconomic environment in the housing and real estate industry. We used an income approach to determine that the estimated fair value of certain asset groups was less than their carrying values, which resulted in impairment charges of $2.0 million in the first quarter, primarily related to acquired technology, trademarks and tradenames, and customer relationships for certain businesses within the Vertical Software segment. Impairment charges are included in impairment loss on intangible assets and goodwill in the Consolidated Statements of Operations and Comprehensive Loss.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Aggregate amortization expense related to intangibles was $19.4 million, $23.8 million, $12.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table shows estimated future intangible amortization expense for the next five years and thereafter.

Year ending December 31,	Estimated Amortization Expense
2024	$18,439
2025	14,862
2026	10,201
2027	9,063
2028	8,347
Thereafter	21,344
$82,256
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

Balance as of December 31, 2020	$28,289
Acquisitions	197,365
Balance as of December 31, 2021	225,654
Acquisitions	38,064
Impairment loss (Insurance segment)	(43,758)
Purchase price adjustments(1)	24,737
Balance as of December 31, 2022, net of accumulated impairment of $43.8 million	244,697
Acquisition	2,421
Impairment loss (Insurance segment)	(55,211)
Balance as of December 31, 2023, net of accumulated impairment of $99.0 million	$191,907
______________________________________
(1)During the year ended December 31, 2022, we recorded an adjustment to the fair value of net assets previously acquired during the year ended December 31, 2021. See Note 12, Business Combinations, for more information.
During the first three quarters of 2023, management identified various qualitative factors that collectively indicated triggering events, including a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. We performed valuations of the Vertical Software and Insurance reporting units using a combination of market and income approaches based on peer performance and discounted cash flow or dividend discount model methodologies. The goodwill impairment analysis required significant judgments to calculate the fair value of the reporting units, including internal forecasts and determination of weighted average cost of capital. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 13% to 25%. Management considers historical experience and all available information at the time the fair values are estimated. Assumptions are subject to a high degree of judgment and complexity.
The results of the quantitative impairment assessment as of March 31, 2023, indicated that the estimated fair values of both the Insurance and Vertical Software reporting units exceeded their carrying values. As such, we determined that the goodwill allocated to our reporting units was not impaired as of March 31, 2023.
The results of the quantitative impairment assessment as of June 30, 2023, indicated that the carrying value of the Insurance reporting unit exceeded its estimated fair value. As such, we determined that the goodwill allocated to the Insurance reporting unit was impaired as of June 30, 2023. An impairment charge of $55.2 million, which represented the

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
total remaining balance of goodwill allocated to the Insurance reporting unit, was recognized in impairment loss on intangible assets and goodwill in the Consolidated Statements of Operations and Comprehensive Loss. The results of the quantitative impairment assessment as of June 30, 2023, indicated that the fair value of our Vertical Software reporting unit exceeded its carrying value by less than 10%.
The results of the most recent quantitative impairment assessment as of September 30, 2023, indicated that the fair value of the Vertical Software reporting unit exceeded its carrying value by approximately 5%.
During our annual impairment testing as of October 1, 2023, we performed a qualitative assessment and determined that it was not more likely than not that the fair value of each reporting unit was less than its carrying value. Therefore, we did not perform a quantitative assessment as of that date.
Based on the results of our 2023 analyses, the remaining goodwill balance at Vertical Software is at risk of future impairment. We continue to monitor our reporting units at risk of impairment for interim impairment indicators and believe that the estimates and assumptions used in the calculations are reasonable as of December 31, 2023. We also reconcile the fair value of our reporting units to our market capitalization. Should the fair value of either of our reporting units fall below its carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic environment in the housing and real estate or insurance industries, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods.

Note 7. Debt
The following tables summarize outstanding debt as of December 31, 2023 and 2022.

	Principal	Unaccreted Discount	Debt Issuance Costs	Carrying Value
Convertible senior notes, due 2026	$225,000	$—	$(3,311)	$221,689
Convertible senior notes, due 2028	333,334	(115,353)	(4,312)	213,669
Advance funding arrangement	94	—	—	94
Other notes	300	(13)	—	287
Balance as of December 31, 2023	$558,728	$(115,366)	$(7,623)	$435,739

	Principal	Unaccreted Discount	Debt Issuance Costs	Carrying Value
Convertible senior notes, due 2026	$425,000	$—	$(8,508)	$416,492
Advance funding arrangement	15,670	(760)	—	14,910
Term loan facility, due 2029	10,000	—	—	10,000
Other notes	450	(87)	—	363
Balance as of December 31, 2022	$451,120	$(847)	$(8,508)	$441,765

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Minimum principal payment commitments as of December 31, 2023, are as follows:

Year ending December 31,	Principal Payments
2024	$244
2025	150
2026	225,000
2027	15,000
2028	318,334
Thereafter	—
$558,728
2026 Convertible Senior Notes
In September 2021, we completed a private Rule 144A offering of $425 million aggregate principal amount of 0.75% Convertible Senior Notes due on September 15, 2026 (the “2026 Notes”) at an issue price of 100%, which includes $40 million aggregate principal amount of 2026 Notes issued and sold pursuant to the exercise of the initial purchasers’ option to purchase additional 2026 Notes. The 2026 Notes were offered only to qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)), pursuant to Rule 144A under the Securities Act. The net proceeds from the sale of the 2026 Notes were approximately $413.5 million after deducting the initial purchasers’ fees and other estimated expenses.
The 2026 Notes are not redeemable at our option prior to September 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes.
The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “Conversion Rate”). The Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026. In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under the following circumstances:
•during any fiscal quarter commencing after the calendar quarter ending on December 31, 2021, if our common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
•during the five business days after any five consecutive trading days in which the trading price per one thousand dollars of 2026 Notes was less than 98% of the product of the closing sale price of our common stock and the then current conversion rate;
•upon the occurrence of certain corporate actions;
•upon the occurrence of a fundamental change, a make-whole fundamental change or any share exchange event; or
•prior to the related redemption date if we elect to exercise the company call option.
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option, we will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 52.9941 shares of common stock per one

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
thousand dollars principal amount of the 2026 Notes). As of December 31, 2023, none of the conditions of the 2026 Notes to early convert have been met.
We concluded that the 2026 Notes are accounted for as debt, with no bifurcation of the embedded conversion feature. Debt issuance costs were recorded as a direct deduction from the related liability in the Consolidated Balance Sheets and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 1.3%.
During the second quarter of 2023, we repurchased $200.0 million of the 2026 Notes using the proceeds from issuing new convertibles notes as described in the following “2028 Convertible Senior Notes” section.
Interest expense recognized related to the 2026 Notes was $3.7 million, $5.4 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total interest expense is comprised of contractual interest expense of $2.2 million, $3.2 million and $0.9 million and amortization of debt issuance costs of $1.5 million, $2.2 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
2028 Convertible Senior Notes
In April 2023, we issued $333.3 million of 6.75% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”) in a private placement transaction. We used a portion of the net proceeds from the 2028 Notes to repurchase $200.0 million of the 2026 Notes and to fund the repayment of the term loan facility, in each case plus accrued and unpaid interest thereon and related fees and expenses. In connection with the partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.
The 2028 Notes are senior secured obligations, accrue interest at a fixed rate of 6.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2023, and were initially issued at 95% of par value. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions.
Interest expense recognized related to the 2028 Notes was $26.3 million for the year ended December 31, 2023, including $15.7 million contractual interest expense and $10.6 million amortization of debt issuance costs and discount. The effective interest rate for the 2028 Notes is 17.9%.
Capped Call Transactions
In connection with the offering of the 2026 Notes, we purchased capped calls from certain financial institutions with respect to our common stock. The capped calls each have an initial strike price of approximately $25.00 per share of our common stock, which corresponds to the initial conversion price of the 2026 Notes. The capped calls each have an initial cap price of $37.74 per share and expire in incremental components on each trading date beginning on September 13, 2021, and ending on September 15, 2026. The capped calls are intended to offset potential dilution to our common stock or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The capped calls are subject to adjustments for certain corporate events and standard antidilution provisions.
We paid an aggregate amount of $52.9 million for the capped calls. The maximum number of shares of our common stock that we can purchase under the capped call (assuming no adjustment event) is approximately 6 million. The capped call transactions do not meet the criteria for accounting as a derivative as they are indexed to our own stock. As such, the cost of the capped calls is recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit).

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Advance Funding Arrangement
For certain home warranty contracts, we participate in a financing arrangement with third-party financers that provide us with contract premium upfront, less a financing fee. Third-party financers collect installment payments from the warranty contract customer which satisfies our repayment obligation over a portion of the contract term. We remain obligated to repay the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount we received. As part of the arrangement, we pay financing fees, which are collected by the third-party financers upfront and are initially recognized as a debt discount. Financing fees are amortized as interest expense under the effective interest method. The implied interest rate varies per contract and is generally approximately 14% of total funding received.
As of December 31, 2023, the principal balance of advance funding arrangement is $0.1 million with no unaccreted discount balance. Interest expense recognized related to the advance funding arrangement was $0.9 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively.
Line of Credit
In connection with the acquisition of HOA on April 5, 2021, we assumed a $5.0 million revolving line of credit (“RLOC”) with Legacy Texas Bank. Outstanding balances under the RLOC bore interest at the Wall Street Journal Prime + 0% and matured on November 16, 2022. The RLOC was terminated with no outstanding balance at December 31, 2022.
Term Loan Facility
In connection with the acquisition of HOA on April 5, 2021, we assumed a nine-year, $10.0 million term loan facility with a local bank. As of December 31, 2022, we had borrowed $10.0 million on the term loan facility. Outstanding balances under the term loan facility bore interest at the Wall Street Journal Prime + 0% and had a maturity date of December 17, 2029. In April 2023, the term loan facility was repaid in full by using a portion of the proceeds from the 2028 Notes and was subsequently terminated.
Other Notes
In connection with an acquisition in 2020, we issued a promissory note payable to the founder of the acquired entity. The promissory note had an initial principal balance of $0.8 million and a stated interest rate of 0.38% per annum. The promissory note is being paid in five equal annual installments. As of December 31, 2023, the promissory note had a carrying amount of $0.3 million.
Senior Secured Term Loans
In conjunction with the issuance of the 2026 Notes in September 2021 described above, all outstanding obligations under senior secured term loans were repaid. These included the outstanding principal of $40.0 million, $2.3 million of final prepayment fees, and $0.5 million of interest and legal fees. A loss on extinguishment of $3.1 million was recorded for the year ended December 31, 2021.
Paycheck Protection Program Loans
In 2021, all outstanding loans under the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act were forgiven in whole. As a result, the outstanding principal balance of $8.5 million and unpaid interest of $0.1 million were written off and the Company recorded a $8.6 million gain on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

Note 8. Stockholders' Equity and Warrants
Shares Authorized
As of December 31, 2023, we had authorized 400 million shares designated as common stock, and 10 million shares designated as preferred stock for issuance.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Common Shares Outstanding and Common Stock Equivalents
The following table summarizes our fully diluted capital structure.

	December 31,
	2023	2022
Issued and outstanding common shares	97,061	96,406
Earnout shares (1)	—	2,050
Total common shares issued and outstanding	97,061	98,456
Common shares reserved for future issuance:
Private warrants	1,796	1,796
Stock options (Note 9)	3,642	3,863
Restricted and performance stock units and awards (Note 9)	12,065	6,230
2020 Equity Plan pool reserved for future issuance (Note 9)	8,009	11,190
Convertible senior notes, due 2026 ⁽²⁾	8,999	16,998
Convertible senior notes, due 2028	13,332	—
Contingently issuable shares in connection with acquisitions (3)	5,908	10,632
Total shares of common stock outstanding and reserved for future issuance	150,812	149,165
______________________________________
(1)Earnout shares expired on December 23, 2023, without vesting and were subsequently cancelled.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74 per share, which would result in approximately 6 million potentially dilutive shares instead of the shares reported in this table as of December 31, 2023.
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
Repurchases of Common Stock
In October 2022, our board of directors approved a share repurchase program authorizing management to repurchase up to $15 million in our common stock and/or convertible notes. Repurchases under this program were permitted from time to time on the open market between November 10, 2022, and June 30, 2023, at prevailing market prices, in privately negotiated transactions, in block trades, and/or through other permissible means.
During the first quarter of 2023, we repurchased and canceled 1.4 million shares with a total cost of $3.1 million (including commissions). The cost paid to repurchase shares in excess of the par value is charged to accumulated deficit in the Consolidated Balance Sheets.
During the fourth quarter of 2022, we repurchased 2.4 million shares with the total cost of $4.4 million (including commissions).
The repurchase of $200 million of the 2026 Notes as described in Note 7, Debt, was done under separate authorization and was not part of the $15 million share repurchase program.
Warrants
Upon completion of the Merger with PropTech Acquisition Corporation (“PTAC”) on December 23, 2020, we assumed 8.6 million public warrants and 5.7 million private warrants to purchase an aggregate 14.3 million shares of common stock, which were outstanding as of December 31, 2020. Each warrant entitles the registered holder to purchase one share of

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
common stock at a price of $11.50 per share, subject to adjustment, commencing 30 days after the completion of the Merger, and expiring on December 23, 2025, which is five years after the Merger.
On March 23, 2021, we announced that we would redeem all outstanding public warrants on April 16, 2021, pursuant to a provision of the warrant agreement under which the public warrants were issued. In connection with the redemption, the public warrants stopped trading on the Nasdaq Capital Market and were delisted, with the trading halt announced after close of market on April 16, 2021.
As of December 31, 2023 and 2022, there were 1.8 million private warrants outstanding. These private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings and are included in the change in fair value of private warrant liability in the Consolidated Statements of Operations and Comprehensive Loss. See Note 4, Fair Value, for more information.
Detail related to private warrant activity is as follows:

	Number of Warrants (in thousands)	Number of Common Shares Issued (in thousands)
Balances as of December 31, 2020	14,325	—
Exercised	(12,353)	11,521
Canceled	(176)	—
Balances as of December 31, 2021, 2022, and 2023	1,796	11,521
There were no exercises or cancellations of warrants during 2023 or 2022.

Note 9. Stock-Based Compensation
2020 and 2012 Equity Incentive Plans
In 2020, the Board of Directors and stockholders approved the Porch Group, Inc. 2020 Stock Incentive Plan (the “2020 Plan”). As of December 31, 2023, the aggregate number of shares of common stock reserved for future issuance under the 2020 Plan is 8.0 million. The number of shares of common stock available under the 2020 Plan increases annually on the first day of each calendar year until (and including) the calendar year ending December 31, 2030, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors.
The 2020 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards (“PRSUs”) and other stock awards to our employees, officers, non-employee directors and independent service providers, collectively referred to as “Equity Awards.”
Prior to the Merger, our 2012 Equity Incentive Plan (the “2012 Plan”) provided for the grant of equity awards to employees, directors and consultants. Each option from the 2012 Plan that was outstanding immediately prior to the Merger and held by current employees or service providers, whether vested or unvested, was converted into an option to purchase a number of shares of common stock and otherwise continued to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former option immediately prior to the consummation of the Merger.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
The following table summarizes the classification of stock-based compensation expense in the Consolidated Statements of Operations and Comprehensive Loss:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$—	$—	$1
Selling and marketing	3,351	4,855	5,584
Product and technology	4,804	5,435	7,223
General and administrative	12,554	16,751	25,784
Total stock-based compensation expense	$20,709	$27,041	$38,592
Stock-based compensation consists of expense related to Equity Awards, earnout restricted stock, and a secondary market transaction as described below:

	Year Ended December 31,
	2023	2022	2021
Secondary market transaction(1)	$—	$—	$1,933
Employee earnout restricted stock	—	—	22,961
Employee awards	20,709	27,041	13,698
Total operating expenses	$20,709	$27,041	$38,592
______________________________________
(1)In 2019 and 2020, certain executive officers entered into a series of secondary market transactions related to Porch.com redeemable convertible preferred stock.

Stock Options
Options granted under the 2020 Plan and 2012 Plan to employees typically vest 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Other vesting terms are permitted and are determined by the Board of Directors or the Compensation Committee of the Board of Directors. Options have a term of no more than ten years from the date of grant, and vested options are generally cancelled three months after termination of employment.
We had no employee stock option grants in 2023. Detail related to stock option activity for the year ended December 31, 2023, is as follows:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	3,863	$3.58
Options exercised	(20)	1.28		$9
Options forfeited	(34)	7.98
Options expired	(167)	5.32
Balances as of December 31, 2023	3,642	$3.47	4.6	$1,827
Exercisable at December 31, 2023	3,544	$3.30	4.5	$1,827

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
The fair value of each employee stock option granted during the years ended December 31, 2022 and 2021, were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	3.2%	0.9 – 1.3%
Expected term (years)	6	5 – 6
Dividend yield	—	—
Volatility	60%	60 – 61%
Weighted-average grant-date fair value per share	$1.85	$8.23
The risk-free interest rate used in the Black-Scholes option-pricing model is based on the implied yield currently available in the U.S. Treasury securities at maturity with an equivalent term. The expected term for options granted to employees is estimated using the simplified method. We have not declared or paid any dividends through December 31, 2023, and do not currently expect to do so in the future. We base our estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data. We use the average expected volatility rates reported by the comparable group for an expected term that approximates our estimated expected term.
The total amount of unrecognized stock-based compensation expense for options granted to employees and non-employees as of December 31, 2023, is approximately $0.5 million and is expected to be recognized over a weighted-average period of 0.9 years.
RSUs
During 2023, we granted RSUs under various equity award programs. RSUs granted to employees typically vest 25% of the shares one year after the vesting commencement date and the remainder ratably on a quarterly or semi-annual basis over the following three years. Certain RSUs vest quarterly over three years from the vesting commencement date. The fair value of RSUs is determined using the closing price of our common stock on the grant date.
The following table summarizes the activity of RSUs for the year ended December 31, 2023:

	Number of RSUs (in thousands)	Weighted Average Fair Value (per share)
Balances as of December 31, 2022	5,309	$8.21
Granted	6,415	1.39
Vested	(2,303)	8.14
Forfeited	(1,111)	4.40
Balances as of December 31, 2023	8,310	$3.34
The total amount of unrecognized stock-based compensation expense for RSUs granted to employees and non-employees as of December 31, 2023 is approximately $21.6 million and is expected to be recognized over a weighted-average period of 2.3 years.
RSAs
During 2023, we granted 0.8 million RSAs under various equity award programs with a weighted average grant date fair value of $1.46. RSAs granted to employees vest immediately upon the employee accepting the award. The fair value of RSAs is determined using the closing price of our common stock on the grant date.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
PRSUs
During 2023, we granted PRSUs. We have two types of PRSUs outstanding - awards for which the vesting is subject to both a time-based vesting schedule and either (a) achievement of a market condition only (the “Market Only Awards”) or (b) the achievement of both performance conditions and market conditions (the “Performance and Market Awards”).
The Market Only Awards will be earned if, within 36 months following the grant date, the closing price of a share of our common stock is greater than or equal to various target prices over any 20 trading days within any 30-consecutive trading day period (each a “Stock Price Hurdle”) as defined in the award terms. The requirement to achieve the Stock Price Hurdles meets the definition of a market condition. To the extent a Stock Price Hurdle is achieved, the Market Only Awards vest in accordance with the defined time-based graded vesting schedule, subject to the individual’s employment or service through the applicable vesting date.
The Performance and Market Awards are subject to three performance goals each year over a three-year performance period (each year, an “Achievement Period”):
•the price of a share of our common stock must achieve specified compound growth rates over any 20 trading days within any 30-consecutive trading day period during the applicable Achievement Period (the “Absolute Share Price Requirement”), and
•we must achieve a revenue target in comparison to the Board-approved budget during the applicable Achievement Period (the “Revenue Condition”). If the Revenue Condition was not achieved in the prior Achievement Period, the target revenue amount for the following Achievement Period is increased from the next year’s budget based on the prior year shortfall.
•we must achieve an EBITDA target in comparison to the Board-approved budget during the applicable Achievement Period (the “EBITDA Condition”).
For certain awards, the Achievement Periods in each of 2022, 2023, and 2024, the percentage of the target shares earned varies based on the achieved growth rate during the period, provided that the Revenue Condition is also met for the applicable Achievement Period. The maximum payout of the award is 200% of the target PRSUs for all Achievement Periods.
Therefore, the number of shares of our common stock earned by the grantee will depend on the level of achievement as compared to the target.
Any earned PRSUs will time vest as of the Compensation Committee’s determination of achievement following the Achievement Period in 2025, subject to the individual’s employment or service through the end of the Achievement Period in 2025.
For the Performance and Market Awards, each of the Achievement Periods effectively represents a separate award. The grant date of each annual award is not established until the associated Revenue and EBITDA Conditions have been established via the Board-approved budget for the applicable fiscal year. The requisite employment or service period for each tranche is from the applicable grant date through the end of each Achievement Period in 2024 and 2025. The Absolute Share Price Requirement represents a market condition, and the Revenue and EBITDA Conditions represent performance conditions.
The following table summarizes the activity of PRSUs for the year ended December 31, 2023:

	Number of PRSUs (in thousands)	Weighted Average Fair Value (per share)
Balances as of December 31, 2022	921	$4.94
Granted	2,833	0.93
Balances as of December 31, 2023	3,754	$1.91
The grant-date fair value of PRSUs is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
calculate the fair value of the award. The total amount of unrecognized stock-based compensation expense for the remaining PRSUs as of December 31, 2023, is approximately $2.1 million and is expected to be recognized over a weighted-average period of 1.9 years.
Employee Earnout Restricted Stock
Upon the Merger in 2020, 976 thousand restricted common shares, subject to vesting and forfeiture conditions, were issued to employees and service providers pursuant to their holdings of pre-Merger options, RSUs or restricted shares (the “employee earnout shares”). During 2021, 642 thousand employee earnout shares became fully vested, as the first and second market conditions for vesting were fully satisfied as a result of our stock price and trading activity. The earnout period ended on December 24, 2023. The remaining unvested shares were forfeited and subsequently canceled.
Prior to the closing of the Merger in 2020, our CEO was granted a restricted stock award under the 2012 Plan which was converted into an award of 1.0 million restricted shares of common stock upon the closing of the Merger. During 2021, 667 thousand CEO restricted earnout shares became fully vested, as the first and second market conditions for vesting were fully satisfied as a result of our stock price and trading activity. The earnout period ended on December 24, 2023. The remaining unvested shares were forfeited and subsequently canceled.

Note 10. Income Taxes
The components of the income tax provision are as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$(483)	$1,065
State	(399)	(644)	(205)
Total current	(399)	(1,127)	860
Deferred
Federal	(66)	285	8,561
State	(157)	—	852
Total deferred	(223)	285	9,413
Income tax (expense) benefit	$(622)	$(842)	$10,273

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2023	2022
Deferred tax assets
Accrued expenses and other	$3,721	$1,230
Unrealized gain/loss on investments	811	1,296
Stock-based compensation	2,638	1,626
Deferred revenue	27,599	49,053
Goodwill	9,217	6,378
Operating lease liabilities	793	1,071
Loss and loss adjustment reserves	2,479	16,392
Net operating losses	102,044	100,920
Disallowed interest	9,650	5,676
Research and development capitalized costs	169	521
Valuation allowance	(140,535)	(117,568)
Total deferred tax assets	18,586	66,595
Deferred tax liabilities
Property and equipment	(98)	(87)
Intangibles	(1,167)	(3,614)
Operating lease right-of-use assets	(774)	(1,026)
Deferred policy acquisition costs	(5,715)	(1,907)
Reinsurance balance due	(11,491)	(59,794)
Internally developed software	—	(590)
Total deferred tax liabilities	(19,245)	(67,018)
Net deferred tax liabilities	$(659)	$(423)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes and the tax effect of the tax loss carryforwards. We have recorded a valuation allowance due to the uncertainty surrounding the ultimate realizability or recoverability of such assets. Management evaluates, on an annual basis, both the positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable and the amount of the valuation allowance. In our evaluation, we considered our cumulative losses as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, we determined that the negative evidence outweighed the positive evidence. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance increased by $22.9 million for the year ended December 31, 2023, from $117.6 million at December 31, 2022, to $140.5 million at December 31, 2023.
As of December 31, 2023, we had net operating loss carryforwards for federal tax purposes of approximately $425.1 million and $260.4 million for state income tax purposes, which may be used to offset future taxable income. The net operating loss carryforwards for federal tax purposes generated prior to January 1, 2018, will begin to expire in 2031, and the net operating loss carryforwards for state tax purposes began to expire in 2023. The net operating loss with an unlimited carryforward period is $321.9 million for federal tax purposes and $61.3 million for state tax purposes. Utilization of net operating loss and tax credit carryforwards are subject to certain limitations under Sections 382–384 of the Internal Revenue Code of 1986, as amended, in the event of a change in our ownership, as defined in current income tax regulations. We have determined that we have experienced a limited number of ownership changes in our history but do

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
not expect the resulting limitations to impose any significant constraints on the benefit of its tax attributes. Additional ownership changes may occur in the future.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Year Ended December 31,
	2023	2022	2021
Tax computed at federal statutory rate	$27,995	$32,701	$24,492
State tax, net of federal tax benefit	1,934	4,879	5,531
Loss on impairment	(4,775)	(3,836)	—
Equity compensation	(3,311)	(3,939)	12,821
Officer compensation	(15)	(860)	(5,306)
Debt transactions	(1,591)	4,808	(1,791)
Enacted tax rate changes	(2,061)	90	123
Return to provision	4,816	(6,533)	(648)
Valuation allowance	(23,453)	(27,724)	(25,296)
Other	(161)	(428)	347
Income tax benefit (expense)	$(622)	$(842)	$10,273
The U.S. federal statutory tax rate is 21%, while our effective tax rate for 2023, 2022, and 2021 was (0.5)%, (0.5)%, and 8.8%, respectively. The difference for all years is due primarily to the tax benefit of pre-tax book losses being offset by the valuation allowance.
We file federal and state income tax returns. We are not currently under examination but are open to audit by the I.R.S. and state tax authorities for tax years beginning in 2012. The resolutions of any examinations are not expected to be material to these financial statements. As of December 31, 2023, there are no penalties or accrued interest recorded in the financial statements.
We had no uncertain tax position reserves as of December 31, 2023 and 2022.
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

Note 11. 401(k) Savings Plan
We have multiple defined contribution savings plans under Section 401(k) of the Internal Revenue Code. These plans cover substantially all domestic employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the plans may be made at the discretion of the Board. For the years ended December 31, 2023, 2022 and 2021 we made $0.3 million, $0.8 million, and $0.6 million of contributions, respectively.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Note 12. Business Combinations
During 2023, 2022, and 2021, we completed several business combination transactions. The purpose of each of the acquisitions was to expand the scope and nature of our product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The aggregate transaction costs associated with these transactions were $0.1 million, $2.1 million and $5.4 million during the years ended December 31, 2023, 2022, and 2021, respectively, and are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. The results of operations for each acquisition are included in our consolidated financial statements from the date of acquisition onwards. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.
2023 Acquisitions
The acquisitions of the Florida and California operations of Residential Warranty Services (“RWS”) were closed on March 17, 2023. All other RWS operations were acquired in 2022 as discussed below. We paid approximately $2.1 million in cash to acquire $0.2 million of cash and current assets and $0.2 million of customer relationships with an estimated useful life of three years. The estimated value of the customer relationships intangible asset was calculated using the income approach and may be subject to change as additional information is received.
The aggregate transaction costs of $0.1 million are primarily comprised of legal and due diligence fees and are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. The results of operations for each acquisition are included in the Insurance segment in our consolidated financial statements from the date of acquisition onwards.
2022 Acquisitions
The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations during 2022:

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

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
RWS
On April 1, 2022, we entered into a stock and membership interest purchase agreement with RWS to acquire its home warranty and inspection software and services businesses. On this date, we completed the acquisition of substantially all of RWS’ operations except for those in Florida and California, which were acquired in 2023. The aggregate consideration, subject to certain closing adjustments, for the 2022 RWS acquisitions was $38.8 million, including $25.6 million in cash, $1.0 million held in escrow for two years to satisfy potential indemnifications, $3.6 million of our common stock, and $8.7 million in contingent consideration based on specific metrics.
The purpose of the acquisition is to expand the scope and nature of our service offerings, add addition team members with important skillsets, and realize synergies. Goodwill is expected to be deductible for tax purposes.
The following table summarizes the fair value of the intangible assets of RWS as of the date of the acquisition:

	Fair Value	Estimated Useful Life (in years)
Intangible assets:
Customer relationships	$13,860	8
Acquired technology	500	3
Trademarks and tradenames	400	9
Non-competition agreements	180	7
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
Other Acquisitions
During 2022, we completed one or more acquisitions which were not material to the consolidated financial statements. The purpose of any such acquisition, may include without limitation, to expand the scope and nature of our services offerings, add additional team members with important skillsets, and/or realize synergies. Goodwill of $10.7 million is deductible for tax purposes.
Pro forma results of operations have not been presented because the effects of 2022 acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
2021 Acquisitions
The following table summarizes the total consideration and the estimated fair value of the assets acquired and liabilities assumed for business combinations during 2021:

	Weighted Average Useful Life (in years)	V12 Data	HOA	Rynoh	AHP	Floify	Other Acquisitions	Total
Purchase consideration:
Cash		$20,196	$84,370	$32,302	$43,750	$75,959	$27,121	$283,698
Issuance of common stock		—	22,773	—	—	9,908	3,026	35,707
Holdback liabilities and amounts in escrow		150	1,000	3,500	2,500	900	1,775	9,825
Contingent consideration - equity-classified		—	6,685	—	—	—	—	6,685
Contingent consideration - liability-classified		1,410	—	—	—	8,632	327	10,369
Total purchase consideration:		$21,756	$114,828	$35,802	$46,250	$95,399	$32,249	$346,284
Assets:
Cash, cash equivalents and restricted cash		$1,035	$17,766	$408	$5,078	$1,508	$1,473	$27,268
Current assets		4,939	235,669	932	8,221	221	1,795	251,777
Property and equipment		996	615	334	17	87	80	2,129
Operating lease right-of-use assets		1,383	1,258	159	913	731	445	4,889
Intangible assets:
Customer relationships	9	1,650	16,700	12,700	—	7,000	10,320	48,370
Acquired technology	4	3,525	—	2,800	—	28,300	1,340	35,965
Trademarks and tradenames	12	1,225	12,200	900	700	6,025	650	21,700
Non-competition agreements	2	40	—	90	—	40	55	225
Value of business acquired	7	—	400	—	—	—	—	400
Renewal rights	8	—	7,692	—	2,042	—	—	9,734
Trademarks and tradenames	Indefinite	—	—	—	—	—	4,750	4,750
Insurance licenses	Indefinite	—	4,960	—	—	—	—	4,960
Goodwill		16,708	45,370	22,051	45,681	53,056	14,499	197,365
Other non-current assets		—	55,165	—	25	—	3	55,193
Total assets acquired		31,501	397,795	40,374	62,677	96,968	35,410	664,725
Current liabilities		(6,871)	(269,460)	(517)	(15,487)	(1,014)	(2,485)	(295,834)
Operating lease liabilities, non-current		(848)	(898)	(72)	(685)	(555)	(204)	(3,262)
Long term liabilities		(2,026)	(7,434)	—	(79)	—	(46)	(9,585)
Deferred tax liabilities, net		—	(5,175)	(3,983)	(176)	—	(426)	(9,760)
Net assets acquired		$21,756	$114,828	$35,802	$46,250	$95,399	$32,249	$346,284
V12 Data
On January 12, 2021, we acquired V12 Data, an omnichannel marketing platform. The purpose of the acquisition is to expand the scope and nature of our service offerings, add additional team members with important skillsets, and realize synergies. We acquired V12 Data for $20.3 million cash with an additional $1.4 million as contingent consideration. The contingent consideration is based on the achievement of certain Revenue and EBITDA milestones over the two succeeding years and is paid in cash or common stock at our discretion. The consideration was paid to the sellers in exchange for net assets of $21.8 million. Goodwill is deductible for tax purposes. Acquisition-related costs of $0.8 million are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
The following table summarizes the fair value of the intangible assets of V12 Data as of the date of the acquisition:

	Fair Value	Estimated Useful Life (in years)
Intangible assets:
Customer relationships	$1,650	10
Acquired technology	3,525	4
Trademarks and tradenames	1,225	15
Non-competition agreements	40	2
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
HOA
On April 5, 2021, we acquired HOA. The purpose of the acquisition is to expand the scope and nature of our product offerings, add additional team members with important skillsets, and operate as a full-service insurance carrier in 15 states at the time of the acquisition. Total consideration related to this transaction included $114.8 million, consisting of $84.1 million in cash, $22.8 million in Porch common stock, and acquisition hold backs and contingent consideration of $7.7 million. An additional $0.3 million related to the final working capital adjustment was paid to the sellers in the third quarter of 2021. Goodwill is not deductible for tax purposes. Acquisition-related costs of $1.9 million were primarily for legal and due-diligence related fees and are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
The following table summarizes the fair value of the intangible assets of HOA as of the date of the acquisition:

	Fair Value	Estimated Useful Life (in years)
Intangible assets:
Customer relationships	$16,700	10
Trademarks and tradenames	12,200	10
Business acquired	400	1
Renewal rights	7,692	8
Insurance licenses	4,960	Indefinite
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Rynoh
On May 20, 2021, we acquired Segin Systems, Inc. (“Rynoh”), a software and data analytics company that supports financial management and fraud prevention primarily for the title and real estate industries. The purpose of the acquisition is to expand the scope and nature of our product offerings, add additional team members with important skillsets, and realize synergies. Total consideration related to this transaction includes $35.8 million, consisting of $32.3 million in cash paid at closing, and acquisition hold backs of $3.5 million. Goodwill is not expected to be deductible for tax purposes. Acquisition-related costs of $0.2 million were primarily for legal and due-diligence related fees and are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
The following table summarizes the fair value of the intangible assets of Rynoh as of the date of the acquisition:

	Fair Value	Estimated Useful Life (in years)
Intangible assets:
Customer relationships	$12,700	10
Acquired technology	2,800	7
Trademarks and tradenames	900	20
Non-competition agreements	90	1
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
American Home Protect
On September 9, 2021, we acquired American Home Protect (“AHP”), a company providing home warranty policies. The purpose of the acquisition is to expand the scope and nature of our product offerings, add additional team members with important skillsets, and realize synergies. Total consideration related to this transaction includes $46.3 million, consisting of $43.8 million in cash paid at closing, and acquisition hold backs of $2.5 million. Acquisition-related costs of $0.5 million are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
Since the acquisition date of AHP, we finalized the preliminary estimated fair value of AHP assets acquired and liabilities assumed. As a result, in the year ended December 31, 2022, we recorded a net increase to goodwill of approximately $23.8 million attributed to increases in current liabilities and net decreases in current assets.
The following table summarizes the fair value of the intangible assets of AHP as of the date of the acquisition:

	Fair Value	Estimated Useful Life (in years)
Intangible assets:
Renewal rights	$2,042	6
Trademarks and tradenames	700	10
	$2,742
The weighted-average amortization period for the acquired intangible assets is 7.0 years.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Renewal rights asset was estimated through the income approach based on forecast and cash flows from the renewal policies modeled over the life of the renewals. The fair value of trade name and trademarks was estimated through the income approach using the relief from royalty methodology.
Floify
On October 27, 2021, we acquired Floify, a company providing digital mortgage automation and point-of-sale software for mortgage companies and loan officers. The purpose of the acquisition is to expand the scope and nature of our product offerings, add additional team members with important skillsets, and realize synergies. Total consideration related to this transaction includes $95.4 million, consisting of $76.0 million in cash, $9.9 million of our common stock, $0.9 million in acquisition hold backs and a guarantee that our common stock will double in value by the end of 2024 with respect to any such common shares retained by the sellers throughout the period. The guarantee requires us to provide additional shares of common stock or cash to sellers if the stock does not double in value. The value of the guarantee at acquisition date was estimated to be $8.6 million. Acquisition-related costs of $0.4 million are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
The following table summarizes the fair value of the intangible assets of Floify as of the date of the acquisition:

	Fair Value	Estimated Useful Life (in years)
Intangible assets:
Customer relationships	$7,000	4
Acquired technology	28,300	4
Trademarks and tradenames	6,025	15
Non-competition agreements	40	3
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
Revenue and Net Loss Information Related to 2021 Acquisitions
Revenue from these five acquisitions included in the Consolidated Statements of Operations and Comprehensive Loss through December 31, 2021 is $79.6 million. Net loss included in the Consolidated Statements of Operations and Comprehensive Loss from these acquisitions through December 31, 2021 is $1.8 million.
Other Acquisitions
During 2021, we completed other acquisitions which were not individually or in aggregated material to the consolidated financial statements. The purpose of the acquisitions was to expand the scope and nature of our service offerings, add additional team members with important skillsets, and realize synergies. The transaction costs associated with these acquisitions were $1.6 million and are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021. Goodwill of $3.5 million is not deductible for tax purposes, while goodwill of $11.0 million is deductible for tax purposes.

Note 13. Leases
We lease office facilities from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 5 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 additional years. In addition, certain leases contain termination options, where the rights to

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
terminate are held by either us, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that we will exercise that option. Our leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$2,123	$2,621	$2,155
Variable lease cost	129	254	339
	$2,252	$2,875	$2,494

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for operating leases	$1,854	$2,082	$2,141
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$807	$6,835	$6,365

The following table presents lease-related assets and liabilities recorded on the balance sheet.

		December 31,
	Financial Statement Line Item	2023	2022
Operating lease right-of-use assets	Other assets	$3,209	$4,201

Operating lease liabilities, current	Accrued expenses and other current liabilities	$1,669	$1,810
Operating lease liabilities, non-current	Other liabilities	1,630	2,536
Total operating lease liabilities		$3,299	$4,346

Other information related to operating leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average remaining lease term	2.6 years	2.9 years	2.1 years
Weighted average discount rate	8.6%	8.8%	9.4%

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the Consolidated Balance Sheets as of December 31, 2023 is as follows:

Lease Payments
2024	$1,871
2025	1,008
2026	528
2027	174
2028	62
Thereafter	—
Total lease payments	3,643
Less imputed interest	(344)
Total present value of lease liabilities	$3,299

Note 14. Reinsurance
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
2022 Program
Our third-party quota share reinsurance program was split into two separate placements to maximize coverage and cost efficiency. The 2022 Coastal program, which covers our business in certain Texas coastal regions and the Houston metropolitan area as well as all business in South Carolina, is placed at 61.75% of subject property and casualty losses. The 2022 Core program covers the remainder of our business and is placed at 90% of subject property and casualty losses. Both programs are effective for the period January 1, 2022, through December 31, 2022, and are subject to certain limits, which vary by participating reinsurer, for single loss occurrences and/or aggregate losses.
Property catastrophe excess of loss treaties which were in effect through March 31, 2022, developed over four layers and limited our net retention to $2 million per loss occurrence. Effective April 1, 2022, we purchased property catastrophe excess of loss reinsurance from third party reinsurers which develops over 5 layers to provide coverage up to a net loss of

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
$336 million, in excess of $4 million per occurrence. We also places reinstatement premium protection to cover any reinstatement premiums due on the first three layers.
We purchase property per risk reinsurance covering non-weather losses in excess of $500 thousand per occurrence for all property coverage lines, to limit our net retention to $50 thousand per covered event for Core and $191 thousand per covered event for Coastal. These contracts are subject to certain limits for single loss occurrences and/or aggregate losses and provide a certain number of free reinstatements during the treaty period, all of which varies by contract.
2021 Program
Our 2021 third-party quota share reinsurance program was split into two separate placements to maximize coverage and cost efficiency. The 2021 Coastal program, which covered our business in certain Texas coastal regions and the Houston metropolitan area as well as all business in South Carolina, was placed at 90% of subject property and casualty losses. The 2021 Core program covered the remainder of our business and was placed at 90% of subject property and casualty losses. Both programs were effective for the period since the acquisition date of April 5, 2021, and through December 31, 2021, and were subject to certain limits, which varied by participating reinsurer, for single loss occurrences and/or aggregate losses.
The effects of reinsurance on premiums written and earned for the periods since the acquisition date of April 5, 2021, were as follows:

	Year Ended December 31,
	2023		2022		2021
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$445,587	$462,434	$462,179	$395,968	$266,609	$213,423
Ceded premiums	(76,643)	(235,171)	(399,400)	(349,952)	(237,102)	(199,366)
Net premiums	$368,944	$227,263	$62,779	$46,016	$29,507	$14,057
The effects of reinsurance on incurred losses and LAE for the periods since the acquisition date of April 5, 2021, were as follows:

	Year Ended December 31,
	2023	2022	2021
Direct losses and LAE	$300,960	$280,505	$181,256
Ceded losses and LAE	(117,455)	(224,202)	(162,752)
Net losses and LAE	$183,505	$56,303	$18,504
The detail of reinsurance balances due is as follows:

	December 31,
	2023	2022
Ceded unearned premium	$50,697	$203,157
Losses and LAE reserve	19,911	76,999
Reinsurance recoverable	12,629	18,765
Other	345	139
Reinsurance balance due	$83,582	$299,060
Terminated Reinsurance Contract
During 2023, HOA discovered that Vesttoo Ltd (“Vesttoo”), which arranged capital for one of our reinsurance contracts, faced allegations of fraudulent activity in connection with collateral it provided to HOA and certain other third parties, which allegations have since been confirmed. We have communicated and met with regulators and other key stakeholders regarding the evolving situation. This reinsurance agreement provided partial quota share coverage as well as up to approximately $175 million in a catastrophic event.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary, and recognized a charge of $36.0 million in provision for doubtful accounts in the Consolidated Statements of Operations and Comprehensive Loss. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral. We are also seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.
HOA has secured supplemental reinsurance coverage in the amount of approximately $146.3 million, replacing nearly all of the reinsurance coverage for certain catastrophic weather events that was in place under the terminated reinsurance contract.

Note 15. Unpaid Losses and Loss Adjustment Reserve
The following tables summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the year ended December 31, 2023:

Reserve for unpaid losses and LAE at December 31, 2022	$100,632
Reinsurance recoverables on losses and LAE at December 31, 2022	(76,999)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2022	23,633
Add provisions (reductions) for losses and LAE occurring in:
Current year (1)	197,792
Prior years	(158)
Net incurred losses and LAE during the current year	197,634
Deduct payments for losses and LAE occurring in:
Current year	(125,370)
Prior years	(20,202)
Net claim and LAE payments during the current year	(145,572)

Reserve for losses and LAE, net of reinsurance recoverables at December 31, 2023	75,695
Reinsurance recoverables on losses and LAE at December 31, 2023	19,808
Reserve for unpaid losses and LAE at December 31, 2023	$95,503
______________________________________
(1)Also includes certain charges related to Vesttoo (see Note 14, Reinsurance, for more information).

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
The following tables summarizes the changes in reserve balances for unpaid losses and LAE, gross of reinsurance for the year ended December 31, 2022:

Reserve for unpaid losses and LAE at December 31, 2021	$61,949
Reinsurance recoverables on losses and LAE at December 31, 2021	(56,752)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2021	5,197
Add provisions (reductions) for losses and LAE occurring in:
Current year (1)	55,148
Prior years	1,155
Net incurred losses and LAE during the current year	56,303
Deduct payments for losses and LAE occurring in:
Current year	(32,111)
Prior years	(5,756)
Net claim and LAE payments during the current year	(37,867)

Reserve for losses and LAE, net of reinsurance recoverables at December 31, 2022	23,633
Reinsurance recoverables on losses and LAE at December 31, 2022	76,999
Reserve for unpaid losses and LAE at December 31, 2022	$100,632
As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in a decrease of $(0.2) million and an increase of $1.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.
The claim counts in the following tables are cumulative reported claim counts as of December 31, 2023, and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. The following supplementary information presents incurred and paid losses by accident year, net of reinsurance ($ in thousands, except for number of claims):

						December 31, 2023
	Incurred losses and allocated loss adjustment expenses, net of reinsurance, for the years ended December 31,						Cumulative Number of
	2019	2020	2021	2022	2023	IBNR Reserves	Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2019	$9,666	$9,678	$9,773	$9,786	$9,812	$42	10,838
2020		12,664	14,281	14,587	14,717	57	13,230
2021			19,795	20,614	23,149	585	35,082
2022				55,110	52,065	2,147	25,274
2023					183,669	36,599	20,188
Total					$283,412	$39,430	104,612

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)

	Cumulative paid losses and allocated adjustment expenses, net of reinsurance, for the year ended December 31,
	2019	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2019	$7,405	$9,324	$9,578	$9,694	$9,715
2020		9,750	13,865	14,142	14,500
2021			15,335	20,569	21,652
2022				32,073	50,705
2023					125,370
Total					$221,942

Liability for losses and loss adjustment expenses, net of reinsurance					$61,471
Payments for losses, net of reinsurance, related to accident year 2018 and prior was $108 thousand for the year ended December 31, 2023.
Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information) as of December 31, 2023:

1	2	3	4	5
85.6%	13.5%	7.0%	0.2%	—%

Note 16. Commitments and Contingencies
Purchase Commitments
As of December 31, 2023, we had non-cancelable purchase commitments over the next five years, primarily for data purchases, as follows:

2024	$4,435
2025	3,030
2026	1,021
2027	1,121
2028	—
$9,607
Litigation
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Cases under Telephone Consumer Protection Act
Porch and/or an acquired entity, GoSmith.com, are party to a legal proceeding alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as thirteen separate mass tort actions brought by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and appealed to the Ninth Circuit Court of Appeals. While the appeal was pending, the remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. Following remand, that case was also consolidated with the Western District of Washington action. Plaintiffs then filed a motion for leave to file a second amended complaint, which was granted in part and denied in part. The Second Amended Complaint was filed in July 2023. In September 2023, Defendants filed a Motion to Strike the Second Amended Complaint; this motion was denied. Defendants’ Motion to Dismiss was filed on February 15, 2024. The parties’ filed a required Joint Status Report and Discovery Plan on February 16, 2024. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs. The action is at an early stage in the litigation process. It is not possible to determine the likelihood of an unfavorable outcome of these disputes, although it is reasonably possible that the outcome of these actions may be unfavorable. Further, it is not possible to estimate the range or amount of potential loss (if the outcome should be unfavorable). We intend to contest this case vigorously.

Kandela, LLC v Porch.com, Inc.
In May 2020, the former owners of Kandela, LLC filed complaints against Porch in the Superior Court of the State of California, alleging a breach of contract related to the terms and achievement of an earnout agreement related to the acquisition of the Kandela business and related fraudulent inducement claims. Claimants sought to recover compensatory damages based on an asset purchase agreement entered into with Porch and related employment agreements. Claimants also sought punitive damages, attorney’s fees and costs. Certain claimants settled their claims, and this settlement is within the range of the estimated accrual. Arbitration of the remaining claims occurred in March 2022. In July 2022, the Arbitrator issued his Final Award finding no merit to any of the claims asserted by claimant Kandela, LLC and determined Porch to be the prevailing party on all counts. The Arbitrator also awarded Porch and its insurers legal fees and costs in the amount of $1.4 million as the prevailing party and, if recovered in full, a significant portion of which would be expected to be allocable to its corporate insurance providers who paid for the significant portion of Porch’s fees and costs. On October 12, 2022, the Los Angeles Superior Court confirmed the Arbitration Award and entered Judgment in Porch’s favor. Kandela has failed to pay the judgment in Porch’s favor. Kandela filed a Notice of Appeal as to the Judgment on December 9, 2022. On January 18, 2023, Porch filed a Fraudulent Conveyance Action against Kandela and its members for wrongfully distributing assets that could have satisfied the judgement. On March 1, 2023, Kandela filed for protection under Chapter 7 of the Bankruptcy Code and the case closed on May 26, 2023. As a result of the Chapter 7 filing, Kandela’s appellate action was automatically stayed. At this time, Porch’s Fraudulent Conveyance Action has also been stayed as to all defendants. Porch intends to take all necessary steps so that the Fraudulent Conveyance Action can proceed against the Kandela members who Porch believes received the fraudulently transferred assets that could be used to satisfy the Judgment.
Other
In addition, in the ordinary course of business, us and our subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither us nor any of our subsidiaries are currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
As of December 31, 2023, HOA’s total statutory surplus is $51.7 million (capital stock of $3.0 million and surplus of $48.7 million). As of December 31, 2022, HOA’s total statutory surplus was $76.3 million (capital stock of $3.0 million and surplus of $73.3 million).
As of December 31, 2023 and 2022, HOA had restricted cash and investments totaling $3.3 million and $3.7 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1, Description of Business and Summary of Significant Accounting Policies, for additional disclosures.
The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company’s surplus account, or “earned surplus.” The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HOA in 2023 and 2022. In 2024, HOA is not permitted to pay any dividends due to the statutory net loss in the preceding calendar year.
HOA prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of December 31, 2023, there were no material permitted statutory accounting practices utilized by HOA.

Note 17. Segment Information
We have two reportable segments that are also our operating segments: Vertical Software and Insurance. Reportable segments were identified based on how the chief operating decision-maker (“CODM”) manages the business, makes operating decisions, and evaluates operating and financial performance. Our chief executive officer acts as the CODM and reviews financial and operational information for our reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance.
The Vertical Software segment provides software and services to inspection, mortgage, and title companies on a subscription and transactional basis, which was 54% of total vertical software revenue in 2023, and move and post-move services, which was 46% of total vertical software revenue in 2023. The Vertical Software segment operates as several key businesses, including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes Homeowners of America (“HOA”), a wholly owned insurance carrier, Porticus Reinsurance (“Porticus RE”), our Cayman Islands captive reinsurer, and Porch Warranty, among other warranty brands.
The following table summarizes revenue by segment.

	Year Ended December 31,
	2023	2022	2021
Vertical Software	$125,116	$154,915	$137,150
Insurance	305,186	121,033	55,283
Total revenue	$430,302	$275,948	$192,433
Our segment operating and financial performance measure is Segment Adjusted EBITDA (Loss). Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, selling and marketing, product and technology, general and administrative, and provision for doubtful accounts. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
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
The reconciliation of Segment Adjusted EBITDA (Loss) to consolidated “Operating loss” below includes the effects of corporate and other items that the CODM does not consider in assessing segment performance.

	Year Ended December 31,
	2023	2022	2021
Segment Adjusted EBITDA (Loss):
Vertical Software	$4,307	$14,678	$20,733
Insurance	12,320	(5,499)	9,007
Subtotal	16,627	9,179	29,740
Reconciling items:
Corporate and other	(61,141)	(58,780)	(53,760)
Depreciation and amortization	(24,415)	(27,930)	(16,386)
Impairment loss on intangible assets and goodwill	(57,232)	(61,386)	—
Impairment loss on property, equipment and software	(254)	(637)	(550)
Stock-based compensation expense	(20,709)	(27,041)	(38,592)
Restructuring costs (1)	(4,015)	(647)	—
Acquisition and other transaction costs	(552)	(1,687)	(5,360)
Loss on reinsurance contract (see Note 14)	(36,042)	—	—
Change in fair value of contingent consideration	5,664	(6,944)	2,244
Investment income and realized gains	(8,285)	(1,174)	(701)
Operating loss	$(190,354)	$(177,047)	$(83,365)
______________________________________
(1)Primarily consists of costs related to forming a reciprocal exchange.

The CODM does not review assets on a segment basis. As of December 31, 2023, goodwill for the Vertical Software segment was $191.9 million and was zero for the Insurance segment which was fully impaired during 2023 (see Note 6, Intangible Assets and Goodwill, for additional information). As of December 31, 2022, goodwill for the Vertical Software segment and the Insurance segment was $191.9 million and $52.8 million, respectively.
All of our revenue is generated in the United States, except for an immaterial amount. As of December 31, 2023, and 2022, we did not have material assets located outside of the United States.

PORCH GROUP, INC
Notes to Consolidated Financial Statements (Continued)
(all numbers in thousands unless otherwise stated, except per share data)
Note 18. Net Loss Per Share
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
The following table sets summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss used to compute net loss per share - basic and diluted	$(133,933)	$(156,559)	$(106,606)
Denominator:
Weighted average shares outstanding used to compute net loss used to compute net loss per share - basic and diluted	96,057	97,351	93,885
Net loss per share - basic and diluted	$(1.39)	$(1.61)	$(1.14)
The following table discloses securities that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

	Year Ended December 31,
	2023	2022	2021
Stock options	3,642	3,863	4,823
Restricted stock units and awards	8,311	5,309	2,713
Performance restricted stock units	3,754	921	—
Public and private warrants	1,796	1,796	1,796
Earnout shares (1)	—	2,050	2,050
Convertible debt (2)	22,331	16,998	16,998
Contingently issuable shares in connection with acquisitions (3)	5,908	10,632	1,193
______________________________________
(1)Earnout shares expired on December 23, 2023, without vesting and were subsequently cancelled.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74 per share, which would result in approximately 6 million potentially dilutive shares instead of the shares reported in this table as of December 31, 2023.
(3)In connection with the acquisitions of Floify and HOA described in Note 12, Business Combinations, we provided an obligation to issue certain amount of common stock to the extent specified market conditions are met in the future. Contingently issuable shares are calculated in accordance with the purchase agreement, assuming they would be issuable if the end of the reporting periods were the end of the contingency period.
See Note 8, Stockholders' Equity and Warrants, for additional information regarding the terms of warrants. See Note 9, Stock-Based Compensation, for additional information regarding stock options and restricted stock units and awards. See Note 7, Debt, for additional information regarding convertible debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Dismissal of Previous Independent Registered Public Accounting Firm
On October 2, 2023, the Audit Committee of our Board of Directors dismissed Ernst & Young (“EY”) as our independent registered public accounting firm.
During the years ended December 31, 2022 and 2021, and during the interim period through October 2, 2023, there were (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between us and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to EY’s satisfaction, would have caused EY to make reference thereto in their reports, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except as noted below.
For the year ended December 31, 2022, the material weakness of internal control over financial reporting that we disclosed in Part II, Item 9A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, related to the ineffective design and operation of information technology (“IT”) general controls over the IT systems supporting our subsidiary, Homeowners of America, and the ineffective business process controls (automated and manual) that are dependent on the ineffective IT systems.
For the year ended December 31, 2021, the material weaknesses of internal control over financial reporting that we disclosed in Part II, Item 9A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, related to the design and implementation of information technology general controls in the areas of user access and program change-management for systems, and related process-level automated controls, supporting our internal control processes; the identification, design, implementation, and retention of evidence of control activities, including controls over the completeness and accuracy of information we produced that is used in the operation of our control activities; and the quantity of personnel across the organization to design and operate internal controls commensurate with the nature, growth, and complexity of our business.
Appointment of New Independent Registered Accounting Firm
On October 2, 2023, the Audit Committee approved the engagement of Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for the year ended December 31, 2023, effective immediately. During the Company’s two most recent years ended December 31, 2022 and 2021, and during the interim period through October 2, 2023, neither we nor anyone acting on our behalf consulted with Grant Thornton regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation we concluded that the system of internal control over financial reporting was effective as of December 31, 2023.
We have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included below.

Remediation of Prior Material Weaknesses
As discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2022, management had identified material weaknesses in our internal control over financial reporting as of December 31, 2022, related to the ineffective design and operation of information technology (“IT”) general controls over the IT systems supporting our subsidiary, Homeowners of America (“HOA”). Business process controls (automated and manual) that are dependent on the ineffective IT systems, or that rely on data produced from systems impacted by the ineffective IT general controls, are also deemed ineffective.
Management identified the people, process and technology necessary to strengthen our internal control over financial reporting and to address the material weaknesses identified as of December 31, 2022. We began implementing certain of these measures in the fourth quarter of 2021 and continued to develop remediation plans and implemented additional measures throughout 2022 and 2023.
We have remediated the material weaknesses identified as of December 31, 2022, through the following:
•Reassessed the existing IT general controls to determine if they are appropriately designed to meet the control objectives;
•Performed ongoing trainings with control performers to improve documentation that supports effective control activities, including IT general controls over logical user access;
•Designed and implemented additional monitoring controls necessary to detect misstatements over data produced by relevant financial systems at HOA;
•Replaced the existing systems which do not have the appropriate infrastructure to meet the requirements of our internal control framework; and
•Expanded the available resources at the Company with experience in designing and implementing control activities, including information technology general controls and automated controls.
We have completed our evaluation of the updated internal controls and remediation procedures associated with the material weaknesses in internal control over financial reporting identified as of December 31, 2022, and have determined that those material weaknesses have been remediated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Porch Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Porch Group, Inc, (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 15, 2024 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP

Bellevue, Washington
March 15, 2024

Item 9B. Other Information
Matt Ehrlichman, our Chairman, Chief Executive Officer, and Founder, entered into a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) on June 2, 2023 (such plan, a “10b5-1 Plan”). The 10b5-1 Plan was scheduled to terminate on December 31, 2023, unless earlier terminated pursuant to its terms, and covered the purchase of up to an aggregate of 2,327,777 shares of the Company’s common stock. The 10b5-1 Plan was intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan did not commence until at least 90 days following the date on which such plan was entered. As of October 2, 2023, all shares of the Company's common stock subject to the 10b5-1 Plan had been purchased and the 10b5-1 Plan terminated in accordance with its terms.
Shawn Tabak, our Chief Financial Officer, entered into a 10b5-1 Plan on December 15, 2023. The 10b5-1 Plan is scheduled to terminate on April 1, 2025, and covers the sale of up to an aggregate of 247,500 shares of the Company’s common stock. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.
No other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K) during 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item of Form 10-K will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
1.Financial Statements (See “Index to Consolidated Financial Statements,” in “Item 8. Financial Statements and Supplementary Data,” of this Annual Report);
All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto; and
2.The exhibits listed in the “Exhibit Index” below to this Annual Report are incorporated herein by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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

10.4#
Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Annex E to the Company’s definitive proxy statement/consent solicitation statement/prospectus (File No. 333-249468), filed with the SEC on December 3, 2020).

10.5#	Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-253778) filed with the SEC on March 2, 2021).
10.6	Form of Stock Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan.
10.7#
Form of Restricted Stock Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on May 20, 2021).

10.8#
Form of Stock Option Agreement under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on May 20, 2021).

10.9#	Form of Senior Level Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022).
10.10#
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement (Initial Awards in 2022) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 23, 2022).

10.11#
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

10.14#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).
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

10.17#
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

10.19#
Retention Agreement, dated February 20, 2018, by and between Porch.com, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 31, 2020).

10.20#
Employment Agreement, dated February 11, 2022, by and between Porch Group, Inc. and Matthew Neagle (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on February 11, 2022).

10.21#
Form of Performance-Based (Market-Condition) Restricted Stock Unit Award Agreement (COO) under Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on November 19, 2021).

10.22#
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

10.26	Form of Subscription Agreement (incorporated by referenced to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 17, 2023).
10.27	Form of Notes Purchase Agreement (incorporated by referenced to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 17, 2023).
10.28+†
Business Collaboration Agreement, dated January 19, 2024, among Porch Group, Inc., Porch.com, Inc., Aon Corp. and Aon Re, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on January 25, 2024).

16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountant, dated October 2, 2023 (incorporated by reference to Exhibit 16.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on October 2, 2023)

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Porch Group, Inc. Policy for Recover of Erroneously Awarded Compensation, effective October 2, 2023
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
*Filed with this Annual Report on Form 10-K.
**The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
† Portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the Company treats as private or confidential.
#Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2024.

PORCH GROUP, INC.

By:	/s/ Matthew Ehrlichman
Matthew Ehrlichman
Chairman of the Board of Directors, and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2024, by the following persons on behalf of the registrant and in the capacities indicated:

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