Form 10-Q
period 2024-03-31
Porch Group, Inc.
filed 2024-05-08
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of May 3, 2024, was 99,186,767.

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$279,073	$258,418
Accounts receivable, net	20,801	24,288
Short-term investments	31,175	35,588
Reinsurance balance due	75,419	83,582
Prepaid expenses and other current assets	16,666	13,214
Deferred policy acquisition costs	20,422	27,174
Restricted cash and cash equivalents	36,820	38,814
Total current assets	480,376	481,078
Property, equipment, and software, net	17,588	16,861
Goodwill	191,907	191,907
Long-term investments	102,941	103,588
Intangible assets, net	82,505	87,216
Long-term insurance commissions receivable	196	13,429
Other assets	5,600	5,314
Total assets	$881,113	$899,393

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,250	$8,761
Accrued expenses and other current liabilities	53,466	59,396
Deferred revenue	215,771	248,683
Refundable customer deposits	16,040	17,980
Current debt	150	244
Losses and loss adjustment expense reserves	112,560	95,503
Other insurance liabilities, current	40,742	31,585
Total current liabilities	443,979	462,152
Long-term debt	432,082	435,495
Other liabilities	48,910	37,429
Total liabilities	924,971	935,076
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value:	10	10
Authorized shares – 400 million and 400 million, at March 31, 2024, and December 31, 2023, respectively
Issued and outstanding shares – 97.9 million and 97.1 million, at March 31, 2024, and December 31, 2023, respectively
Additional paid-in capital	696,240	690,223
Accumulated other comprehensive loss	(4,690)	(3,860)
Accumulated deficit	(735,418)	(722,056)
Total stockholders’ equity (deficit)	(43,858)	(35,683)
Total liabilities and stockholders’ equity (deficit)	$881,113	$899,393
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$115,443	$87,369
Operating expenses:
Cost of revenue	75,844	51,275
Selling and marketing	33,948	32,585
Product and technology	13,920	13,950
General and administrative	26,399	26,066
Impairment loss on intangible assets and goodwill	—	2,021
Total operating expenses	150,111	125,897
Operating loss	(34,668)	(38,528)
Other income (expense):
Interest expense	(10,787)	(2,188)
Change in fair value of private warrant liability	(425)	345
Change in fair value of derivatives	1,483	—
Gain on extinguishment of debt	4,891	—
Investment income and realized gains, net of investment expenses	3,644	758
Other income, net	22,678	762
Total other income (expense)	21,484	(323)
Loss before income taxes	(13,184)	(38,851)
Income tax benefit (provision)	(178)	111
Net loss	(13,362)	(38,740)
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	(830)	875
Comprehensive loss	$(14,192)	$(37,865)

Net loss per share - basic and diluted (Note 17)	$(0.14)	$(0.41)

Shares used in computing basic and diluted net loss per share	97,512	95,210
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2023	97,061	$10	$690,223	$(722,056)	$(3,860)	$(35,683)
Net loss	—	—	—	(13,362)	—	(13,362)
Other comprehensive loss, net of tax benefit less than $0.1 million	—	—	—	—	(830)	(830)
Stock-based compensation	620	—	5,368	—	—	5,368
Exercise of stock options	243	—	814	—	—	814
Income tax withholdings	(55)	—	(165)	—	—	(165)
Balances as of March 31, 2024	97,869	$10	$696,240	$(735,418)	$(4,690)	$(43,858)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2022	98,206	$10	$670,537	$(585,023)	$(6,171)	$79,353
Net loss	—	—	—	(38,740)	—	(38,740)
Other comprehensive loss, net of tax less than $0.2 million	—	—	—	—	875	875
Stock-based compensation	295	—	6,894	—	—	6,894
Exercise of stock options	5	—	8	—	—	8
Income tax withholdings	(92)	—	(204)	—	—	(204)
Repurchases of common stock	(1,396)	—	—	(3,101)	—	(3,101)
Proceeds from sale of common stock	—	—	191	—	—	191
Balances as of March 31, 2023	97,018	$10	$677,426	$(626,864)	$(5,296)	$45,276
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,362)	$(38,740)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,317	6,015
Impairment loss on intangible assets and goodwill	—	2,021
Gain on extinguishment of debt	(4,891)	—
Loss on divestiture of business	5,244	—
Gain on settlement of contingent consideration	(14,930)	—
Change in fair value of private warrant liability	425	(345)
Change in fair value of contingent consideration	1,051	(154)
Change in fair value of derivatives	(1,483)	—
Stock-based compensation	5,368	6,894
Non-cash interest expense	10,434	1,534
Other	(799)	508
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(439)	2,619
Reinsurance balance due	8,174	6,286
Deferred policy acquisition costs	6,752	(8,994)
Accounts payable	(3,511)	(69)
Accrued expenses and other current liabilities	1,829	1,390
Losses and loss adjustment expense reserves	17,057	14,895
Other insurance liabilities, current	9,158	16,712
Deferred revenue	(33,017)	(24,100)
Refundable customer deposits	(2,034)	(4,607)
Other assets and liabilities, net	11,122	(3,896)
Net cash provided by (used in) operating activities	8,465	(22,031)
Cash flows from investing activities:
Purchases of property and equipment	(41)	(356)
Capitalized internal use software development costs	(2,315)	(2,427)
Purchases, maturities, sales of short-term and long-term investments	4,705	(390)
Proceeds from sale of business	10,348	—
Acquisitions, net of cash acquired	—	(1,974)
Net cash provided by (used in) investing activities	12,697	(5,147)
Cash flows from financing activities:
Proceeds from advance funding	—	313
Repayments of advance funding	—	(1,281)
Repayments of principal	(3,150)	(499)
Repurchase of stock	—	(5,608)
Other	649	(199)
Net cash used in financing activities	(2,501)	(7,274)
Net change in cash and cash equivalents & restricted cash and cash equivalents	$18,661	$(34,452)
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	$297,232	$228,605
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$315,893	$194,153

Supplemental schedule of non-cash investing and financing activities
Non-cash reduction of convertible notes	$5,000	$—
Non-cash reduction in advanced funding arrangement obligations	$94	$—
Supplemental disclosures
Cash paid for interest	$969	$1,796
Income tax refunds received (paid)	$(174)	$2,380
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all numbers in thousands unless otherwise stated, except per share amounts)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a leading homeowners insurance and vertical software platform and is positioned to be the best partner to help homebuyers move, maintain, and fully protect their homes. We offer differentiated products and services, with homeowners insurance at the center of this relationship.
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
We have two reportable segments that are also our operating segments: Vertical Software and Insurance. See Note 16, Segment Information, for additional information on our reportable segments.
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
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024. The information as of December 31, 2023, included in the unaudited condensed consolidated balance sheets was derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year's presentation.
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other interim period or future year due to various factors such as management estimates and the seasonal nature of some portions of our insurance business.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported of certain assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates and assumptions.

Concentrations
Financial instruments which potentially subject us to credit risk consist principally of cash, money market accounts on deposit with financial institutions, money market funds, certificates of deposit, fixed-maturity securities, and receivable balances in the course of collection.
Our insurance carrier subsidiary has exposure and remains liable in the event of insolvency of its reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. As of March 31, 2024, four reinsurers represented more than 10% individually, and 60% in the aggregate, of our total reinsurance balance due.
Substantially all of our revenues in the Insurance segment are derived from customers in Texas (which represent approximately 72% of Insurance segment revenues in the three months ended March 31, 2024), South Carolina, North Carolina, Virginia, Arizona, and Illinois, which could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of total revenue for the three months ended March 31, 2024 or 2023. As of March 31, 2024, and December 31, 2023, no individual customer accounted for 10% or more of total accounts receivable.
As of March 31, 2024, we held approximately $280.1 million of cash with five U.S. commercial banks.
Cash and Cash Equivalents & Restricted Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We maintain cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.
Restricted cash equivalents as of March 31, 2024, includes $27.7 million held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”), $1.4 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $6.8 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 21 states, and $1.0 million related to acquisition indemnifications. Restricted cash equivalents as of December 31, 2023, includes $28.3 million held by our captive reinsurance business as collateral for the benefit of HOA, $1.3 million held certificates of deposit and money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $7.3 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 19 states, and $1.9 million related to acquisition indemnifications.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the unaudited condensed consolidated statements of cash flows are as follows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$279,073	$258,418
Restricted cash and cash equivalents	36,820	38,814
Cash, cash equivalents, and restricted cash	$315,893	$297,232

Accounts Receivable and Long-term Insurance Commissions Receivable
Accounts receivable consist principally of amounts due from enterprise customers, other corporate partnerships, and individual policyholders. We estimate allowances for uncollectible receivables based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at March 31, 2024, and December 31, 2023, was $0.6 million and $0.6 million, respectively.
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
Impairment of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Events that trigger a test for recoverability include a significant decrease in the market price for a long-lived asset, significant negative industry or economic trends, an accumulation of costs significantly in excess of the amount originally expected for the acquisition, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, or a sustained decrease in share price. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured relying primarily on an income approach. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. Management identifies the asset group that includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows..
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
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by our insurance company subsidiary of new or renewal insurance contracts. DAC are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. Amortized deferred acquisition costs included in selling and marketing expense, amounted to $13.2 million and $9.3 million, for the three months ended March 31, 2024 and 2023, respectively.
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
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited condensed consolidated balance sheets:

	March 31, 2024	December 31, 2023
Ceded reinsurance premiums payable	$15,585	$10,500
Commissions payable, reinsurers and agents	4,410	4,650
Advance premiums	9,765	5,975
Funds held under reinsurance treaty	9,349	9,820
General and accrued expenses payable	1,633	640
Other insurance liabilities, current	$40,742	$31,585

Note 2. Revenue
Disaggregation of Revenue
Total revenues consisted of the following:

	Three Months Ended March 31,
	2024	2023
Vertical Software segment
Software and service subscriptions	$16,936	$16,809
Move-related transactions	6,474	7,769
Post-move transactions	4,085	4,049
Total Vertical Software segment revenue	27,495	28,627

Insurance segment
Insurance and warranty premiums, commissions and policy fees(1)	87,948	58,742
Total Insurance segment revenue	87,948	58,742

Total revenue	$115,443	$87,369
______________________________________
(1)Revenue recognized during the three months ended March 31, 2024 and 2023, includes revenue of $83.4 million and $51.0 million, respectively, which is accounted for separately from the revenue from contracts with customers.

Disclosures Related to Contracts with Customers
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits. Refundable customer deposits related to contracts with customers were not material at March 31, 2024, and December 31, 2023.
Contract Assets - Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the three months ended March 31, 2024, is presented below:

Contract Assets
Balance at December 31, 2023	$17,393
Estimated lifetime value of commissions on insurance policies sold by carriers	159
Cash receipts	(262)
Sale of business (Note 15)	(16,982)
Balance at March 31, 2024	$308

As of March 31, 2024, and December 31, 2023, $0.1 million and $4.0 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in current accounts receivable on the unaudited condensed consolidated balance sheets. The remaining $0.2 million and $13.4 million as of March 31, 2024, and December 31, 2023, respectively, of contract assets are expected to be collected after the immediately following 12 months and were included in long-term insurance commissions receivable on the unaudited condensed consolidated balance sheets.

Deferred Revenue
A summary of the activity impacting Vertical Software segment deferred revenue balances during the three months ended March 31, 2024, is presented below:

Balance at December 31, 2023	$3,715
Revenue recognized	(4,590)
Additional amounts deferred	5,481
Balance at March 31, 2024	$4,606

Revenue recognized for performance obligations satisfied during the three months ended March 31, 2024, includes $3.7 million that was included in the deferred revenue balances as of December 31, 2023.
Deferred revenue on the unaudited condensed consolidated balance sheet as of March 31, 2024, and December 31, 2023, includes $211.2 million and $245.0 million, respectively, of deferred revenue related to the Insurance segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited condensed consolidated balance sheets, is immaterial as of March 31, 2024, and December 31, 2023.
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
Warranty Revenue and Related Balance Sheet Disclosures
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. At March 31, 2024, we had $16.0 million, $3.8 million and $2.8 million of refundable customer deposits, deferred revenue, and non-current deferred revenue, respectively. At December 31, 2023, we had $17.9 million, $3.9 million and $2.9 million of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively.
For the three months ended March 31, 2024 and 2023, we incurred $1.6 million and $1.2 million, respectively, in expenses related to warranty claims.

Note 3. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended March 31,
	2024	2023
Investment income, net of investment expenses	$3,664	$825
Realized gains on investments	14	4
Realized losses on investments	(34)	(71)
Investment income and realized gains, net of investment expenses	$3,644	$758

The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

	March 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$36,212	$21	$(414)	$35,819
Obligations of states, municipalities and political subdivisions	19,481	52	(988)	18,545
Corporate bonds	54,417	209	(2,213)	52,413
Residential and commercial mortgage-backed securities	25,217	54	(1,098)	24,173
Other loan-backed and structured securities	3,428	12	(274)	3,166
Total investment securities	$138,755	$348	$(4,987)	$134,116

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$43,931	$95	$(330)	$43,696
Obligations of states, municipalities and political subdivisions	18,281	100	(961)	17,420
Corporate bonds	51,678	430	(2,067)	50,041
Residential and commercial mortgage-backed securities	25,452	153	(1,004)	24,601
Other loan-backed and structured securities	3,694	13	(289)	3,418
Total investment securities	$143,036	$791	$(4,651)	$139,176

The amortized cost and fair value of securities at March 31, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$30,358	$30,229
Due after one year through five years	44,282	43,258
Due after five years through ten years	25,697	23,964
Due after ten years	9,773	9,326
Residential and commercial mortgage-backed securities	25,217	24,173
Other loan-backed and structured securities	3,428	3,166
Total	$138,755	$134,116

Investments as of March 31, 2024, include $37.5 million of investments held by our captive reinsurance businesses as collateral for the benefit of HOA. Of this amount, $3.3 million is classified as short-term investments, and $34.3 million is classified as long-term investments.
Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of March 31, 2024	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(358)	$33,077	$(56)	$526	$(414)	$33,603
Obligations of states, municipalities and political subdivisions	(839)	10,400	(149)	1,607	(988)	12,007
Corporate bonds	(1,859)	27,414	(354)	4,590	(2,213)	32,004
Residential and commercial mortgage-backed securities	(692)	13,523	(406)	2,964	(1,098)	16,487
Other loan-backed and structured securities	(267)	2,565	(7)	51	(274)	2,616
Total securities	$(4,015)	$86,979	$(972)	$9,738	$(4,987)	$96,717

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2023	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(280)	$12,345	$(50)	$515	$(330)	$12,860
Obligations of states, municipalities and political subdivisions	(813)	8,445	(148)	1,639	(961)	10,084
Corporate bonds	(1,698)	21,104	(369)	4,677	(2,067)	25,781
Residential and commercial mortgage-backed securities	(621)	8,673	(383)	3,072	(1,004)	11,745
Other loan-backed and structured securities	(281)	2,790	(8)	52	(289)	2,842
Total securities	$(3,693)	$53,357	$(958)	$9,955	$(4,651)	$63,312

At March 31, 2024, and December 31, 2023, there were 475 and 410 securities, respectively, in an unrealized loss position. Of these securities, 81 had been in an unrealized loss position for 12 months or longer as of March 31, 2024.
We believe there were no fundamental issues such as credit losses or other factors with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at March 31, 2024.

Note 4. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement as of March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$158,354	$—	$—	$158,354
Debt securities:
U.S. Treasuries	35,819	—	—	35,819
Obligations of states, municipalities and political subdivisions	—	18,545	—	18,545
Corporate bonds	—	52,413	—	52,413
Residential and commercial mortgage-backed securities	—	24,173	—	24,173
Other loan-backed and structured securities	—	3,166	—	3,166
	$194,173	$98,297	$—	$292,470
Liabilities
Contingent consideration - business combinations (1)	$—	$—	$4,576	$4,576
Private warrant liability	—	—	1,576	1,576
Embedded derivatives	—	—	26,648	26,648
	$—	$—	$32,800	$32,800

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$165,744	$—	$—	$165,744
Debt securities:
U.S. Treasuries	43,696	—	—	43,696
Obligations of states, municipalities and political subdivisions	—	17,420	—	17,420
Corporate bonds	—	50,041	—	50,041
Residential and commercial mortgage-backed securities	—	24,601	—	24,601
Other loan-backed and structured securities	—	3,418	—	3,418
	$209,440	$95,480	$—	$304,920
Liabilities
Contingent consideration - business combinations (2)	$—	$—	$18,455	$18,455
Private warrant liability	—	—	1,151	1,151
Embedded derivatives	—	—	28,131	28,131
	$—	$—	$47,737	$47,737
______________________________________
(1)The Condensed Consolidated Balance Sheets include $1.3 million in accrued expenses and other current liabilities and $3.3 million in other liabilities as of March 31, 2024, for contingent consideration related to business combinations.
(2)The Condensed Consolidated Balance Sheets include $14.8 million in accrued expenses and other current liabilities and $3.7 million in other liabilities as of December 31, 2023, for contingent consideration related to business combinations.

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
Contingent Consideration – Business Combinations
As part of the acquisition of Floify, LLC (“Floify”) in October 2021, we issued shares as partial closing consideration to the sellers of Floify and guaranteed that the value of those shares would equal or exceed 200% of such price on or prior to December 31, 2024 (the “True-Up Obligation”). The True-Up Obligation could be settled at our option in cash, Porch common stock, or a combination thereof. On March 27, 2024, we entered into a settlement agreement and mutual release of claims with the sellers of Floify to settle a post-closing dispute. As part of the of this agreement, the sellers of Floify agreed to terminate the True-Up Obligation in full and released from restriction approximately $0.9 million of escrowed cash to us. We estimated the fair value of the True-Up Obligation as of the settlement date using the Monte Carlo simulation method. The fair value is based on the simulated market price of our common stock over the maturity date of the True-Up Obligation. As of March 27, 2024, the key inputs used to determine the fair value of $14.9 million included the stock price of $4.13, strike price of $36.00, discount rate of 23.6% and volatility of 95%. Subsequent to the valuation, we recognized a gain on settlement in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss equal to the fair value of $14.9 million. As of December 31, 2023, the key inputs used in the determination of the fair value of $14.0 million included the stock price of $3.08, strike price of $36.00, discount rate of 27.9% and volatility of 90%.
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of March 31, 2024, the key inputs used to determine the fair value of $4.6 million were management’s cash flow estimates and the discount rate of 17%. As of December 31, 2023, the key inputs used to determine the fair value of $4.4 million were management’s cash flow estimates and the discount rate of 17%.
Private Warrants
We estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of March 31, 2024, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 88%, remaining contractual term of 1.73 years, and stock price of $4.31. As of December 31, 2023, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 95%, remaining contractual term of 1.98 years, and stock price of $3.08.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023, exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0.
The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of scenarios related to a repurchase, a fundamental change, and qualifying asset sales, ranging from 3% to 29%.
Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

	Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2023	$18,455	$28,131	$1,151
Settlements	(14,930)	—	—
Change in fair value, loss (gain) included in net loss(1)	1,051	(1,483)	425
Fair value as of March 31, 2024	$4,576	$26,648	$1,576

	Contingent Consideration - Business Combinations	Contingent Consideration - Earnout	Private Warrant Liability
Fair value as of December 31, 2022	$24,546	$44	$707
Settlements	(194)	—	—
Change in fair value, loss (gain) included in net loss(1)	(154)	—	(345)
Fair value as of March 31, 2023	$24,198	$44	$362
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

Fair Value Disclosure
As of March 31, 2024, and December 31, 2023, the fair value of the 2026 Notes (see Note 7) was $78.0 million and $73.1 million, respectively. The increase of $4.9 million is primarily due to the increase in the stock price at March 31, 2024, as compared to December 31, 2023. As of March 31, 2024, and December 31, 2023, the fair value of the 2028 Notes (see Note 7) was $227.5 million and $196.7 million, respectively. The increase of $30.8 million is primarily due to the increase in the stock price at March 31, 2024, as compared to December 31, 2023. The fair values of the line of credit, advance funding arrangement and other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 5. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	March 31, 2024	December 31, 2023
Software and computer equipment	$8,247	$8,340
Furniture, office equipment, and other	1,537	1,573
Internally developed software	25,428	24,526
Leasehold improvements	1,176	1,176
	36,388	35,615
Less: Accumulated depreciation and amortization	(18,800)	(18,754)
Property, equipment, and software, net	$17,588	$16,861

Depreciation and amortization expense related to property, equipment, and software was $1.6 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of March 31, 2024	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	9.0	$69,026	$(25,999)	$43,027
Acquired technology	5.0	28,001	(15,861)	12,140
Trademarks and tradenames	11.0	23,443	(7,207)	16,236
Non-compete agreements	5.0	301	(152)	149
Renewal rights	6.0	9,734	(3,741)	5,993
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$135,465	$(52,960)	$82,505

As of December 31, 2023	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	8.0	$69,504	$(24,153)	$45,351
Acquired technology	5.0	36,041	(22,358)	13,683
Trademarks and tradenames	11.0	23,443	(6,701)	16,742
Non-compete agreements	3.0	616	(455)	161
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,734	(3,415)	6,319
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$144,698	$(57,482)	$87,216

The aggregate amortization expense related to intangibles was $4.7 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively.

Goodwill
The goodwill balance at March 31, 2024, and December 31, 2023, was $191.9 million and is entirely included in our Vertical Software segment. We had no changes in the carrying amount of goodwill for the three months ended March 31, 2024.

Note 7. Debt
The following tables summarize outstanding debt as of March 31, 2024, and December 31, 2023.

	Principal	Unaccreted Discount	Debt Issuance Costs	Carrying Value
Convertible senior notes, due 2026	$217,000	$—	$(2,903)	$214,097
Convertible senior notes, due 2028	333,334	(111,191)	(4,149)	217,994
Other notes	150	(9)	—	141
Balance as of March 31, 2024	$550,484	$(111,200)	$(7,052)	$432,232

	Principal	Unaccreted Discount	Debt Issuance Costs	Carrying Value
Convertible senior notes, due 2026	$225,000	$—	$(3,311)	$221,689
Convertible senior notes, due 2028	333,334	(115,353)	(4,312)	213,669
Advance funding arrangement	94	—	—	94
Other notes	300	(13)	—	287
Balance as of December 31, 2023	$558,728	$(115,366)	$(7,623)	$435,739
Convertible Senior Notes
Interest expense recognized related to the 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) was approximately $0.7 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, and includes contractual interest expense and amortization of debt issuance costs. The effective interest rate for the 2026 Notes is 1.3%.
Interest expense recognized related to the 6.75% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $9.9 million and zero for the three months ended March 31, 2024 and 2023, respectively. Interest expense includes $5.6 million contractual interest expense and $4.3 million amortization of debt issuance costs and discount for the three months ended March 31, 2024. The effective interest rate for the 2028 Notes is 17.9%.
For the three months ended March 31, 2024, we capitalized $0.1 million of interest expense on the 2028 Notes related to ongoing internally developed software projects.
In February 2024, we repurchased $8.0 million aggregate principal amount of our 2026 Notes. We paid $3.0 million, or 37.5% of par value, plus accrued interest. We recognized a $4.9 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
Advance Funding Arrangement
For certain home warranty contracts, we participated in financing arrangements with third-party financers that provided us with the contract premium upfront, less a financing fee. Third-party financers collect installment payments from the warranty contract customer which satisfy our repayment obligation over a portion of the contract term. We remain obligated to repay the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount we received. As part of the arrangement, we paid financing fees, which were collected by the third-party financers upfront and were initially recognized as a debt discount. Financing fees were amortized as interest expense under the effective interest method. The implied interest rate varied per contract and was generally approximately 14% of total funding received. As of March 31, 2024, our obligation was completely satisfied with the third-party financers, we had no outstanding balance.

Note 8. Stockholders' Equity and Warrants
Common Shares Outstanding and Common Stock Equivalents
The following table summarizes our fully diluted capital structure.

	March 31, 2024	December 31, 2023
Issued and outstanding common shares	97,869	97,061

Common shares reserved for future issuance:
Private warrants	1,796	1,796
Stock options (Note 9)	3,382	3,642
Restricted and performance stock units and awards (Note 9)	11,089	12,065
2020 Equity Plan pool reserved for future issuance (Note 9)	13,270	8,009
Convertible senior notes, due 2026 (1)	8,679	8,999
Convertible senior notes, due 2028	13,332	13,332
Contingently issuable shares in connection with acquisitions (2)	—	5,908
Total shares of common stock outstanding and reserved for future issuance	149,417	150,812
______________________________________
(1)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 6 million potentially dilutive shares instead of the shares reported in this table as of March 31, 2024.
(2)In connection with the acquisition of Floify, we issued shares as partial closing consideration and guaranteed that the value of those shares would equal or exceed 200% of such price on or prior to December 31, 2024. If the value of those shares did not equal or exceed 200% of their value, we would have been obligated to settle any differences in cash, Porch common stock, or combination thereof. On March 27, 2024, we entered into a settlement agreement to settle a post-closing dispute. As part of this agreement, the sellers of Floify agreed to terminate this obligation in full.
Warrants
There was no activity related to private warrants during the three months ended March 31, 2024 and 2023. As of March 31, 2024, and December 31, 2023, there were 1.8 million private warrants outstanding for 11.5 million common shares. These private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings and are included in “change in fair value of private warrant liability” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 4 for more information.

Note 9. Stock-Based Compensation
The following table summarizes the classification of stock-based compensation expense in the unaudited condensed consolidated statements of operations.

	Three Months Ended March 31,
	2024	2023
Selling and marketing	$694	$1,045
Product and technology	1,095	1,449
General and administrative	3,579	4,400
Total stock-based compensation expense	$5,368	$6,894

Under our 2020 Stock Incentive Plan, employees, directors and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock awards, collectively referred to as “Equity Awards.”

The following table summarizes Equity Award activity for the three months ended March 31, 2024:

	Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2023	3,642	8,310	3,754
Granted	—	149	—
Vested		(620)	—
Exercised	(243)	—	—
Forfeited, canceled or expired	(17)	(504)	—
Balances as of March 31, 2024	3,382	7,335	3,754

Note 10. Reinsurance
2023 Program
Our third-party quota share reinsurance program is split into three separate placements to maximize coverage and cost efficiency. The Coastal Program covers our business in certain Texas coastal regions and the Houston metropolitan area and is placed at 42% of subject property and casualty losses (“P&C losses”), as well as all business in South Carolina which is placed at 7% of P&C losses. The Core Program, which covers the portion of our business not in the Coastal Program, is placed at 9.5% of P&C losses of our remaining business in Texas and 8% of P&C losses of our business in other states. In addition, the Combined Program covers all of our business and is placed at 5% of P&C losses. All programs are effective for the period January 1, 2023, through December 31, 2023, or March 31, 2024, and are subject to certain limits and exclusions, which vary by participating reinsurer.
Property catastrophe excess of loss treaties were placed on April 1, 2023, and were updated in August 2023 after the events described in the “Terminated Reinsurance Contract” section below. Coverage for wind storms starts at $20 million per occurrence. Losses are shared between $20 million and $80 million. Over $80 million losses are covered up to a net loss of $440 million. We also place reinstatement premium protection to cover any reinstatement premiums due on the first four layers.
2024 Program
As of April 1, 2024, our quota share program will consist of one combined program covering all of our business in all states and is placed at 27.5% of P&C losses. All programs are effective for the period April 1, 2024, through March 31, 2025, and are subject to certain limits and exclusions, which vary by participating reinsurer.
Coverage for catastrophe events starts immediately within the quota share contracts and at $45.0 million per occurrence within the property catastrophe excess of loss treaties placed on April 1, 2024. Losses are shared at various levels up to $75.0 million. Over $75.0 million losses are covered up to a loss of $465.0 million. We also place reinstatement premium protection to cover any reinstatement premiums due on the first five layers.
Reinsurance Impact
The effects of reinsurance on premiums written and earned for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024		2023
	Written	Earned	Written	Earned
Direct premiums	$75,104	$108,588	$96,873	$114,824
Ceded premiums	(30,329)	(36,363)	2,266	(74,674)
Net premiums	$44,775	$72,225	$99,139	$40,150

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Direct losses and LAE	$79,416	$90,015
Ceded losses and LAE	(10,483)	(47,156)
Net losses and LAE	$68,933	$42,859

The detail of reinsurance balances due is as follows:

	March 31, 2024	December 31, 2023
Ceded unearned premium	$41,899	$50,697
Losses and LAE reserve	18,556	19,911
Reinsurance recoverable	14,637	12,629
Other	327	345
Reinsurance balance due	$75,419	$83,582

Terminated Reinsurance Contract
During the second quarter of 2023, HOA discovered that Vesttoo Ltd (“Vesttoo”), which arranged capital for one of our reinsurance contracts, faced allegations of fraudulent activity in connection with collateral it provided to HOA and certain other third parties, which allegations have since been confirmed. We have communicated and met with regulators and other key stakeholders regarding the evolving situation. This reinsurance agreement provided partial quota share coverage as well as up to approximately $175 million in a catastrophic event.
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary and recognized a charge of $36.0 million in provision for doubtful accounts in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral. We are also seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.
On January 19, 2024, we entered into a five-year business collaboration agreement with Aon Corp. and Aon Re, Inc. ("Aon"), resulting in payments to us of approximately $25 million in January 2024 and additional cash payments through the end of the contract term. Of the cash payments that we have or will receive through the end of the contract term, $8.7 million is non-refundable and immediately recognized in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. A portion of the remaining amount is potentially refundable to Aon if we breach the agreement, including if we directly or indirectly place reinsurance with brokers unaffiliated with Aon, subject to customary cure rights. The remaining amount will be recognized in other income, net, over the term of the agreement. As part of this agreement, Aon and Porch also signed a mutual release of claims arising from the Vesttoo fraud. Porch has not released any claims against non-Aon parties related to these matters and intends to vigorously pursue recovery. In addition to this arrangement, we have also received cash recoveries from other parties in the amount of $3.0 million during the three months ended March 31, 2024.

Note 11. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the three months ended March 31, 2024:

Reserve for unpaid losses and LAE at December 31, 2023	$95,503
Reinsurance recoverables on losses and LAE at December 31, 2023	(19,808)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2023	75,695
Add provisions (reductions) for losses and LAE occurring in:
Current year	67,135
Prior years	1,798
Net incurred losses and LAE during the current year	68,933
Deduct payments for losses and LAE occurring in:
Current year	(19,242)
Prior years (1)	(31,382)
Net claim and LAE payments during the current year	(50,624)

Reserve for losses and LAE, net of reinsurance recoverables at March 31, 2024	94,004
Reinsurance recoverables on losses and LAE at March 31, 2024	(18,556)
Reserve for unpaid losses and LAE at March 31, 2024	$112,560
______________________________________
(1)Also includes certain charges related to Vesttoo (see Note 10).

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $1.8 million for the three months ended March 31, 2024.

Note 12. Other Income (Expense), Net
The following table details the components of other income, net, on the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
	2024	2023
Interest income	$434	$720
Gain on settlement of contingent consideration	14,930	—
Loss on sale of business	(5,244)	—
Recoveries of losses on reinsurance contracts	12,570	—
Other, net	(12)	42
Other income, net	$22,678	$762

Note 13. Income Taxes
Benefit (provision) for income taxes for the three months ended March 31, 2024, and 2023, were $(0.2) million and $0.1 million, respectively, and the effective tax rates for these periods were (1.4)% and 0.3%, respectively. The difference between our effective tax rates for the 2024 and 2023 periods and the U.S. statutory rate of 21% was primarily due to a full valuation related to our net deferred tax assets.

Note 14. Commitments and Contingencies
From time to time we are or may become subject to various legal proceedings arising in the ordinary course of business, including proceedings initiated by users, other entities, or regulatory bodies. Estimated liabilities are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from a matter may differ from the amount of estimated liabilities we have recorded in the financial statements covering these matters. We review our estimates periodically and make adjustments to reflect negotiations, estimated settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.
Cases under Telephone Consumer Protection Act
Porch and/or an acquired entity, GoSmith.com, are party to a legal proceeding alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as thirteen separate mass tort actions brought by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and appealed to the Ninth Circuit Court of Appeals. While the appeal was pending, the remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. Following remand, that case was also consolidated with the Western District of Washington action. Plaintiffs then filed a motion for leave to file a second amended complaint, which was granted in part and denied in part. The Second Amended Complaint was filed in July 2023. In September 2023, Defendants filed a Motion to Strike the Second Amended Complaint; this motion was denied. Defendants’ Motion to Dismiss was filed on February 15, 2024 and is fully briefed and awaiting a decision. The parties’ filed a required Joint Status Report and Discovery Plan on February 16, 2024. Discovery is stayed until Defendants’ Motion to Dismiss is decided. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs. The action is at an early stage in the litigation process. It is not possible to determine the likelihood of an unfavorable outcome of these disputes, although it is reasonably possible that the outcome of these actions may be unfavorable. Further, it is not possible to estimate the range or amount of potential loss (if the outcome should be unfavorable). We intend to contest this case vigorously.
Other
In addition, in the ordinary course of business, we and our subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither we nor any of our subsidiaries are currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Note 15. Business Disposition
On January 31, 2024, we sold our insurance agency, Elite Insurance Group (“EIG”). The estimated price is $12.2 million of which we have received $10.3 million in cash and recorded a receivable of $1.8 million as of March 31, 2024. We recorded an estimated loss of $5.2 million in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The final price and amount of loss on sale will be determined after post-closing adjustments have been finalized, which is expected to occur in the second quarter of 2024.

Note 16. Segment Information
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

Our Vertical Software segment provides software and services to inspection, mortgage, and title companies on a subscription and transactional basis, which was 62% of total vertical software revenue, and move and post-move services, which was 38% of total vertical software revenue for the three months ended March 31, 2024. The Vertical Software segment operates as several key businesses, including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
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
The following table summarizes revenue by segment.

	Three Months Ended March 31,
	2024	2023
Vertical Software	$27,495	$28,627
Insurance	87,948	58,742
Total revenue	$115,443	$87,369

Our segment operating and financial performance measure is Segment Adjusted EBITDA (Loss). Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, selling and marketing, product and technology, and general and administrative. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations.
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

	Three Months Ended March 31,
	2024	2023
Segment Adjusted EBITDA (Loss):
Vertical Software	$1,123	$(396)
Insurance	(2,885)	(7,185)
Subtotal	(1,762)	(7,581)
Reconciling items:
Corporate and other	(15,026)	(14,301)
Depreciation and amortization	(6,317)	(6,015)
Impairment loss on intangible assets and goodwill	—	(2,021)
Stock-based compensation expense	(5,368)	(6,894)
Other non-operating income	(1,176)	—
Restructuring costs (1)	(157)	(984)
Acquisition and other transaction costs	(167)	(128)
Change in fair value of contingent consideration	(1,051)	154
Investment income and realized gains	(3,644)	(758)
Operating loss	$(34,668)	$(38,528)
______________________________________
(1)Primarily consists of costs related to forming a reciprocal exchange.

The CODM does not review assets on a segment basis.

All of our revenue is generated in the United States except for an immaterial amount. As of March 31, 2024, and December 31, 2023, we did not have material assets located outside of the United States.

Note 17. Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders and is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
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
The following table summarizes the computation of basic and diluted net loss attributable per share to common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss used to compute net loss per share - basic and diluted	$(13,362)	$(38,740)
Denominator:
Weighted average shares outstanding used to compute net loss used to compute net loss per share - basic and diluted	97,512	95,210
Net loss per share - basic and diluted	$(0.14)	$(0.41)

The following table discloses securities that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Stock options	3,382	3,735
Restricted stock units and awards	7,335	4,994
Performance restricted stock units	3,754	1,223
Public and private warrants	1,796	1,796
Earnout shares (1)	—	2,050
Convertible debt (2)	22,011	16,998
Contingently issuable shares in connection with acquisitions (3)	—	13,958
______________________________________
(1)Earnout shares expired on December 23, 2023, without vesting and were subsequently cancelled.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 6 million potentially dilutive shares instead of the shares reported in this table as of March 31, 2024.
(3)In connection with the acquisition of Floify, we issued shares as partial closing consideration and guaranteed that the value of those shares would equal or exceed 200% of such price on or prior to December 31, 2024. If the value of those shares did not equal or exceed 200% of their value, we would have been obligated to settle any differences in cash, Porch common stock, or combination thereof. On March 27, 2024, we entered into a settlement agreement to settle a post-closing dispute. As part of this agreement, the sellers of Floify agreed to terminate this obligation in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q (this “Quarterly Report”) and the documents incorporated herein by reference contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These statements may be preceded by, followed by, or include the words “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend,” or similar expressions.
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date herein. Unless specifically indicated otherwise, the forward-looking statements in this Quarterly Report do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. You should understand that the following important factors, among others, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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
•the uncertainty and significance of the known and unknown effects on our insurance carrier subsidiary, Homeowners of America Insurance Company (“HOA”), and us due to the termination of a reinsurance contract following of fraud committed by Vesttoo Ltd. (“Vesttoo”), including, but not limited to, the outcome of Vesttoo’s Chapter 11 bankruptcy proceedings; our ability to successfully pursue claims arising out of the fraud, the costs associated with pursuing the claims, and the timeframe associated with any recoveries; HOA's ability to obtain and maintain adequate reinsurance coverage against excess losses; HOA’s ability to stay out of regulatory supervision and maintain its financial stability rating;
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
•costs related to being a public company; and

•other risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2023, as well as those discussed elsewhere in this report and in subsequent reports filed with the Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s website at www.sec.gov.
We caution you that the foregoing list may not contain all the risks to forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described above and elsewhere in this Quarter Report on Form 10-Q. We disclaim any obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Business Overview
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a leading homeowners insurance and vertical software platform and is positioned to be the best partner to help homebuyers move, maintain, and fully protect their homes. We offer differentiated products and services, with homeowners insurance at the center of this relationship.
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
We have grown the utilization our software products across these industries. These relationships provide us with early insights to a majority of United States (“U.S.”) homebuyers. In partnership with these companies, we have the ability to help simplify the move for consumers with services such as insurance, warranty, moving and more.
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
Vertical Software — Our Vertical Software segment provides software and services to inspection, mortgage, and title companies on a subscription and transactional basis, which was 62% of total vertical software revenue, and move and post-move services, which was 38% of total vertical software revenue for the three months ended March 31, 2024. The Vertical Software segment operates as several key businesses, including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
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
The financial information herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, contained in our Annual Report on Form 10-K for the year ended December 31, 2023, and the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report.

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
The following table summarizes operating metrics for each of the quarterly periods indicated.

	Three Months Ended March 31,
	2024	2023	% Change
Gross Written Premium (in millions)	$83	$115	(28)%
Policies in Force (in thousands)	256	376	(32)%
Annualized Revenue per Policy (unrounded)	$1,375	$612	125%
Annualized Premium per Policy (unrounded)	$1,948	$1,468	33%
Premium Retention Rate	90%	107%
Gross Loss Ratio	71%	79%
Average Companies in Quarter (unrounded)	29,733	30,618	(3)%
Average Monthly Revenue per Account in Quarter (unrounded)	$1,294	$951	36%
Monetized Services (unrounded)	240,557	214,097	12%
Average Quarterly Revenue per Monetized Service (unrounded)	$422	$328	29%

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

Recent Developments
Recoveries of Losses on Terminated Reinsurance Contract
During the second quarter of 2023, HOA discovered that Vesttoo Ltd (“Vesttoo”), which arranged capital for one of our reinsurance contracts, faced allegations of fraudulent activity in connection with collateral it provided to HOA and certain other third parties, which allegations have since been confirmed. We have communicated and met with regulators and other key stakeholders regarding the evolving situation. This reinsurance agreement provided partial quota share coverage as well as up to approximately $175 million in a catastrophic event.
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary and recognized a charge of $36.0 million in provision for doubtful accounts in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral. We are also seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.
On January 19, 2024, we entered into a five-year business collaboration agreement with Aon Corp. and Aon Re, Inc. ("Aon"), resulting in payments to us of approximately $25 million in January 2024 and additional cash payments through the end of the contract term. Of the cash payments that we have or will receive through the end of the contract term, $8.7 million is non-refundable and immediately recognized in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. A portion of the remaining amount is potentially refundable to Aon if we breach the agreement, including if we directly or indirectly place reinsurance with brokers unaffiliated with Aon, subject to customary cure rights. The remaining amount will be recognized in other income, net, over the term of the agreement. As part of this agreement, Aon and Porch also signed a mutual release of claims arising from the Vesttoo fraud. Porch has not released any claims against non-Aon parties related to these matters and intends to vigorously pursue recovery. In addition to this arrangement, we have also received cash recoveries from other parties in the amount of $3.0 million during the three months ended March 31, 2024.
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
Debt Repurchase
In February 2024, we repurchased $8.0 million aggregate principal amount of our 2026 Notes. We paid $3.0 million, or 37.5% of par value, plus accrued interest. We recognized a $4.9 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.

Sales of Business
On January 31, 2024, we sold our insurance agency, Elite Insurance Group (“EIG”). The estimated price is $12.2 million of which we have received $10.3 million in cash and recorded a receivable of $1.8 million as of March 31, 2024. We recorded an estimated loss of $5.2 million in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The final price and amount of loss on sale will be determined after post-closing adjustments have been finalized, which is expected to occur in the second quarter of 2024.
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

Results of Operations

Key Factors Affecting Operating Results
We have been implementing our strategy as a vertical software platform for the home by providing software and services to approximately 30 thousand pre-and-post move home service providers including inspectors, real estate, title, and mortgage companies. Our Insurance segment continues to grow in scale through both premium growth and geographic expansion. The following key factors affected our operating results in the three months ended March 31, 2024:
•We continued our insurance profitability actions by not renewing certain higher risk policies, increasing premiums per policy by 33%, and lower reinsurance ceding. These initiatives have allowed us to achieve a gross combined loss ratio of 97% and a current accident year gross loss ratio of 71%.
•We continued our cost savings initiatives by hiring highly qualified individuals to replace external contracting services.
•We had cash recoveries on terminated reinsurance contracts of approximately $28 million.
•We repurchased $8.0 million of our 2026 Convertible Notes for $3.0 million, or 37.5% of par value.
•The U.S. housing market continues to see impacts from higher interest rates, existing home inventory tightening, and affordability challenges that are impacting the Vertical Software segment. Existing home sales have declined by 3.5% for the three months ended March 31, 2024, compared to the same periods in prior year.
•ISN, Porch’s largest inspection brand, implemented price increases, following more than 20 feature enhancements.
•We are now approved in 13 states to use our unique data to improve risk accuracy in pricing policies for our customers. This means we can charge a lower price for policies which are low-risk and more accurately price higher risk policies.

Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2023
Consolidated Results

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$115,443	$87,369	$28,074	32%
Operating expenses:
Cost of revenue	75,844	51,275	24,569	48%
Selling and marketing	33,948	32,585	1,363	4%
Product and technology	13,920	13,950	(30)	—%
General and administrative	26,399	26,066	333	1%
Impairment loss on intangible assets and goodwill	—	2,021	(2,021)	(100)%
Total operating expenses	150,111	125,897	24,214	19%
Operating loss	(34,668)	(38,528)	3,860	(10)%
Other income (expense):
Interest expense	(10,787)	(2,188)	(8,599)	393%
Change in fair value of private warrant liability	(425)	345	(770)	(223)%
Change in fair value of derivatives	1,483	—	1,483	N/A
Gain on extinguishment of debt	4,891	—	4,891	N/A
Investment income and realized gains, net of investment expenses	3,644	758	2,886	381%
Other income, net	22,678	762	21,916	2,876%
Total other income (expense)	21,484	(323)	21,807	(6,751)%
Loss before income taxes	(13,184)	(38,851)	25,667	(66)%
Income tax benefit (provision)	(178)	111	(289)	(260)%
Net loss	$(13,362)	$(38,740)	$25,378	(66)%

Revenue. Total revenue increased by $28.1 million, or 32%, from $87.4 million in the three months ended March 31, 2023, to $115.4 million in the three months ended March 31, 2024, driven by revenue in our Insurance segment as a result of lower reinsurance ceding and an increase in average premium per policy. This increase was partially offset by a 4%, or $1.1 million, decrease in revenue in our Vertical Software segment due to a 3.5% reduction in year-over-year industry home sales which adversely affected our moving business in particular.
Cost of revenue. Cost of revenue increased by $24.6 million, or 48%, from $51.3 million in the three months ended March 31, 2023, to $75.8 million in the three months ended March 31, 2024. The increase was primarily the result of the reduction in reinsurance ceding in the Insurance Segment. As a percentage of revenue, cost of revenue represented 66% of revenue in the three months ended March 31, 2024, compared with 59% in the three months ended March 31, 2023.
Impairment loss on intangible assets and goodwill. In the three months ended March 31, 2023, we recorded impairment losses on intangible assets totaling $2.0 million in our Vertical Software segment. These impairment charges reflected inflationary pressures and a deterioration of the macroeconomic environment in the housing and real estate industry. There were no impairment losses on intangible assets and goodwill in the three months ended March 31, 2024.
Interest expense. Interest expense increased by $8.6 million, or 393%, from $2.2 million in the three months ended March 31, 2023, to $10.8 million in the three months ended March 31, 2024. The increase is mainly due to interest at a higher weighted average rate on a higher aggregate debt balance after issuance of the 2028 Notes in April 2023. The non-cash amortization of debt discount and issuance costs also contributed to the increase.
Change in fair value of private warrant liability. The fair value of the private warrant liability increased in the three months ended March 31, 2024, compared to a decrease in the three months ended March 31, 2023. The increase in our common stock price drove the change for the three months ended March 31, 2024, compared with a decrease in stock price for the three months ended March 31, 2023.

Change in fair value of derivatives. In connection with the issuance of the 2028 Notes in April 2023 and in accordance with GAAP, certain features of the notes were bifurcated and accounted for separately from the notes. These features are recorded as derivatives, and changes in their fair value are recognized in net loss each period. There were no corresponding derivatives in prior year.
Gain on extinguishment of debt. In connection with the partial repurchase of the 2026 Notes, we recognized an $4.9 million gain on extinguishment of debt. See Note 7 in the notes to the unaudited condensed consolidated financial statements.
Investment income and realized gains, net of investment expenses. Investment income and realized gains, net of investment expenses, were $3.6 million and $0.8 million in the three months ended March 31, 2024 and 2023, respectively. Total investments balance was $134.1 million at March 31, 2024, and $93.1 million at March 31, 2023. A higher investment balance was the primary reason for the increased investment income.
Other income, net. Other income, net, increased by $21.9 million from $0.8 million in the three months ended March 31, 2023, to $22.7 million in the three months ended March 31, 2024. The increase is due to recoveries of losses on reinsurance contract of $12.6 million and gain on settlement of contingent consideration of $14.9 million. These are offset by loss on the sale of EIG business of $5.2 million. See Note 12 in the notes to the unaudited condensed consolidated financial statements for detail of other income, net, for each period presented.

Segment Results
SEGMENT REVENUE
The following table summarizes revenue by segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Vertical Software segment
Software and service subscriptions	$16,936	$16,809	$127	1%
Move-related transactions	6,474	7,769	(1,295)	(17)%
Post-move transactions	4,085	4,049	36	1%
Total Vertical Software segment revenue	27,495	28,627	(1,132)	(4)%

Insurance segment
Insurance and warranty premiums, commissions and policy fees	87,948	58,742	29,206	50%
Total Insurance segment revenue	87,948	58,742	29,206	50%

Total revenue	$115,443	$87,369	$28,074	32%

For the three months ended March 31, 2024, Vertical Software segment revenue was $27.5 million or 24% of total revenue. For the three months ended March 31, 2023, Vertical Software segment revenue was $28.6 million or 33% of total revenue. The decrease in Vertical Software segment revenue was primarily driven by a 3.5% reduction in year-over-year industry home sales which adversely affected our moving business.
Insurance segment revenue was $87.9 million or 76% of total revenue for the three months ended March 31, 2024. Insurance segment revenue was $58.7 million or 67% of total revenue for the three months ended March 31, 2023. The increase is mainly driven by lower reinsurance ceding and a 33% increase in Annualized Premium per Policy.
SEGMENT ADJUSTED EBITDA (LOSS)
Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, selling and marketing, product and technology, and general and administrative expenses. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations. See Note 16, Segment Information, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report for reconciliations to GAAP consolidated financial information for the periods presented.

The following table summarizes Segment Adjusted EBITDA (Loss) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Segment Adjusted EBITDA (Loss):
Vertical Software	$1,123	$(396)	$1,519	(384)%
Insurance	(2,885)	(7,185)	4,300	(60)%
Subtotal	(1,762)	(7,581)	5,819	(77)%
Corporate and other	(15,026)	(14,301)	(725)	5%
Adjusted EBITDA (Loss)	$(16,788)	$(21,882)	$5,094	(23)%

Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $2.9 million in the first quarter of 2024, representing 17% of Adjusted EBITDA (Loss) for the same period. The improvement over the same period last year was a result of our insurance profitability actions, including premium per policy increases of 33%, increasing deductibles, introducing certain coverage exclusions for select risks, and a reduction in ceded reinsurance. See Note 10 in the notes to the unaudited condensed consolidated financial statements for tabular presentation of premiums and net losses.
Vertical Software Segment Adjusted EBITDA (Loss) was $1.1 million in the first quarter of 2024, which declined compared to prior year due to the soft housing market, declines in the moving and corporate relocation industries, and inflationary pressures in fixed costs.
Corporate expenses were $15.0 million in the first quarter of 2024, a $0.7 million increase from the same period in the prior year due changing bonus payouts from equity grants to cash. Stock-based compensation expense is an adjustment to net loss to derive Adjusted EBITDA (Loss) whereas accrual for cash bonus is not an adjustment.

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

The following table reconciles Net loss to Adjusted EBITDA (Loss) for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands).

	Three Months Ended March 31,
	2024	2023
Net loss	$(13,362)	$(38,740)
Interest expense	10,787	2,188
Income tax provision (benefit)	178	(111)
Depreciation and amortization	6,317	6,015
Mark-to-market gains	(7)	(499)
Gain on extinguishment of debt	(4,891)	—
Impairment loss on intangible assets and goodwill	—	2,021
Stock-based compensation expense	5,368	6,894
Other income, net (1)	(21,502)	(762)
Restructuring costs (2)	157	984
Acquisition and other transaction costs	167	128
Adjusted EBITDA (Loss)	$(16,788)	$(21,882)
Adjusted EBITDA (Loss) as a percentage of revenue	(15)%	(25)%
______________________________________
(1)Difference from Other Income, net in Condensed Consolidated Statements of Operations and Comprehensive Loss is primarily due to a portion of the income resulting from the Aon business collaboration agreement, disclosed in Note 10, that is not a non-GAAP adjustment.
(2)Primarily consists of costs related to forming a reciprocal exchange.

Adjusted EBITDA (Loss) for the three months ended March 31, 2024, was $(16.8) million, a $5.1 million improvement from Adjusted EBITDA (Loss) of $(21.9) million for the same period in 2023. The improvement in Adjusted EBITDA (Loss) in 2024 is primarily driven by underwriting enhancements at our insurance business, including price increases implemented over the last year, as well as cost reductions across the business. The improvement was partially offset by the effects of extreme weather events, lower ceding, and the macro housing environment affecting primarily the moving business in our Vertical Software segment. Continued investments in sales and marketing and investments in IT systems further impacted Adjusted EBITDA (Loss).

Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $279.1 million and restricted cash of $36.8 million. Restricted cash equivalents as of March 31, 2024 includes $27.7 million held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”), $1.4 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $6.8 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 21 states, and $1.0 million related to acquisition indemnifications.
We have incurred net losses since our inception and have an accumulated deficit at March 31, 2024, and December 31, 2023, totaling $735.4 million and $722.1 million, respectively.
As of March 31, 2024, and December 31, 2023, we had $550.5 million and $558.7 million, respectively, of aggregate principal amount outstanding in convertible notes, promissory notes, line of credit, term loan facility, and advance funding arrangement. In February 2024, we repurchased $8.0 million aggregate principal amount of our 2026 Notes. We paid $3.0 million, or 37.5% of par value, plus accrued interest. We recognized a $4.9 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
Based on our current operating and growth plan, management believes cash and cash equivalents at March 31, 2024, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
Porch Group, Inc. is a holding company that transacts the majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from our subsidiaries. Our insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of March 31, 2024, our insurance carrier, HOA, held cash and cash equivalents of $204.4 million and investments of $96.6 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 10 in the notes to the unaudited condensed consolidated financial statements for a description of our reinsurance programs.
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
The following table provides a summary of cash flow data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net cash provided by (used in) operating activities	$8,465	$(22,031)	$30,496	(138)%
Net cash provided by (used in) investing activities	12,697	(5,147)	17,844	(347)%
Net cash used in financing activities	(2,501)	(7,274)	4,773	(66)%
Change in cash, cash equivalents and restricted cash	$18,661	$(34,452)	$53,113	(154)%

Operating Cash Flows
Net cash provided by (used in) operating activities was $8.5 million for the three months ended March 31, 2024. Net cash provided by (used in) operating activities consists primarily of positive cash flow from the non-recurring cash receipt of $25 million related to the Aon agreement (see Note 10 in the notes to the unaudited condensed consolidated financial statements) partially offset by net loss of $13.4 million during the three months ended March 31, 2024.
Net cash provided by (used in) operating activities was $(22.0) million for the three months ended March 31, 2023. Net cash provided by (used in) operating activities consists of net loss of $38.7 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense of $6.9 million, depreciation and amortization of $6.0 million, non-cash interest expense of $1.5 million, loss (gain) on remeasurement of contingent consideration of $(0.2) million, and loss (gain) on remeasurement of private warrant liability of $(0.3) million. Net changes in working capital were net proceeds of cash of $0.2 million, primarily due to increases in deferred revenue, losses and loss adjustment expense reserves and other insurance liabilities, offset by higher reinsurance balance due.
Investing Cash Flows
Net cash provided by (used in) investing activities was $12.7 million for the three months ended March 31, 2024. Net cash provided by (used in) investing activities is primarily related to proceeds from sale of EIG of $10.3 million and maturities and sales of investments of $4.7 million offset by investments in developing internal-use software of $2.3 million.
Net cash provided by (used in) investing activities was $(5.1) million for the three months ended March 31, 2023. Net cash provided by (used in) investing activities is primarily related to acquisitions, net of cash acquired of $2.0 million, purchases of investments of $5.4 million, investments in developing internal-use software of $2.4 million, and purchases of property and equipment of $0.4 million..

Financing Cash Flows
Net cash used in financing activities was $2.5 million for the three months ended March 31, 2024. Net cash used in financing activities is primarily related to the repurchase of the 2026 Notes of $3.0 million.
Net cash used in financing activities was $7.3 million for the three months ended March 31, 2023. Net cash provided by financing activities is primarily related to proceeds from a term loan and line of credit, partially offset by repayments of advance funding and debt.

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the 2023 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements include in the 2023 Annual Report. There have been no material changes to these policies during the three months ended March 31, 2024. .

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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024, and December 31, 2023, we have interest-bearing debt of $550.5 million and $558.7 million, respectively. Our 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) have a principal balance of $217 million as of March 31, 2024, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) have a principal balance of $333.3 million as of March 31, 2024, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Interest expense recognized related to the 6.75% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $9.9 million for the three months ended March 31, 2024. Interest expense includes $5.6 million contractual interest expense and $4.3 million amortization of debt issuance costs and discount for the three months ended March 31, 2024. Because the coupon rates are fixed, interest expense on the 2026 Notes and the 2028 Notes will not change if market interest rates increase. Other debt as of March 31, 2024, totaled $0.2 million and is variable-rate. A 1% increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.
As of March 31, 2024, our insurance segment has a $134.1 million portfolio of fixed income securities and an unrealized gain (loss) of $(4.6) million, as described in Note 3, Investments, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
As of March 31, 2024, accounts receivable and reinsurance balances due were $20.8 million and $75.4 million, respectively, were not interest-bearing assets, and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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
Foreign Currency Risk
There was no material foreign currency risk for three months ended March 31, 2024. Our activities to date have been conducted primarily in the United States.
Other Risks
We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation and legal proceedings.
In addition, in the ordinary course of business, we and our subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither we nor any of our subsidiaries are currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on the business, financial condition or results of operations.

Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 15, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K).

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
10.1+†
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
†Portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 8, 2024

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer and Principal Accounting Officer)