Form 10-Q
period 2024-06-30
Porch Group, Inc.
filed 2024-08-06
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of August 2, 2024, was 118,772,251. This includes 18,312,208 shares of common stock held by Homeowners of America Insurance Company, the registrant’s subsidiary.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$274,246	$258,418
Accounts receivable, net	21,437	24,288
Short-term investments	34,152	35,588
Reinsurance balance due	104,730	83,582
Prepaid expenses and other current assets	18,168	13,214
Deferred policy acquisition costs	16,279	27,174
Restricted cash and cash equivalents	11,119	38,814
Total current assets	480,131	481,078
Property, equipment, and software, net	19,278	16,861
Goodwill	191,907	191,907
Long-term investments	101,409	103,588
Intangible assets, net	77,800	87,216
Other assets	5,581	18,743
Total assets	$876,106	$899,393

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$3,134	$8,761
Accrued expenses and other current liabilities	45,536	59,396
Deferred revenue	223,202	248,683
Refundable customer deposits	14,480	17,980
Current debt	150	244
Losses and loss adjustment expense reserves	133,220	95,503
Other insurance liabilities, current	67,200	31,585
Total current liabilities	486,922	462,152
Long-term debt	436,635	435,495
Other liabilities	54,458	37,429
Total liabilities	978,015	935,076
Commitments and contingencies (Note 14)
Stockholders' deficit
Common stock, $0.0001 par value:	10	10
Authorized shares – 400 million and 400 million, at June 30, 2024, and December 31, 2024, respectively
Issued and outstanding shares – 104.5 million and 97.1 million, at June 30, 2024, and December 31, 2024, respectively
Additional paid-in capital	702,720	690,223
Accumulated other comprehensive loss	(4,898)	(3,860)
Accumulated deficit	(799,741)	(722,056)
Total stockholders' deficit	(101,909)	(35,683)
Total liabilities and stockholders' deficit	$876,106	$899,393
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(all numbers in thousands unless otherwise state, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$110,844	$98,765	$226,287	$186,134
Operating expenses:
Cost of revenue	91,646	81,330	167,490	132,605
Selling and marketing	33,197	34,637	67,145	67,222
Product and technology	14,731	15,495	28,651	29,445
General and administrative	24,371	22,779	50,629	48,608
Provision for (recovery of) doubtful accounts	(622)	48,718	(481)	48,955
Impairment loss on intangible assets and goodwill	—	55,211	—	57,232
Total operating expenses	163,323	258,170	313,434	384,067
Operating loss	(52,479)	(159,405)	(87,147)	(197,933)
Other income (expense):
Interest expense	(10,326)	(8,775)	(21,113)	(10,963)
Change in fair value of private warrant liability	1,451	15	1,026	360
Change in fair value of derivatives	(8,207)	(2,950)	(6,724)	(2,950)
Gain on extinguishment of debt	—	81,354	4,891	81,354
Investment income and realized gains, net of investment expenses	3,526	1,249	7,170	2,007
Other income, net	2,400	1,578	25,078	2,340
Total other income (expense)	(11,156)	72,471	10,328	72,148
Loss before income taxes	(63,635)	(86,934)	(76,819)	(125,785)
Income tax benefit (provision)	(688)	(29)	(866)	82
Net loss	$(64,323)	$(86,963)	$(77,685)	$(125,703)
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	(208)	(780)	(1,038)	95
Comprehensive loss	$(64,531)	$(87,743)	$(78,723)	$(125,608)

Net loss per share - basic and diluted (Note 17)	$(0.65)	$(0.91)	$(0.79)	$(1.32)

Shares used in computing basic and diluted net loss per share	99,193	95,732	98,353	95,472
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of March 31, 2024	97,869	$10	$696,240	$(735,418)	$(4,690)	$(43,858)
Net loss	—	—	—	(64,323)	—	(64,323)
Other comprehensive loss, net of tax	—	—	—	—	(208)	(208)
Stock-based compensation	2,305	—	7,105	—	—	7,105
Exercise of stock options	85	—	213	—	—	213
Income tax withholdings	(234)	—	(838)	—	—	(838)
Balances as of June 30, 2024	100,025	$10	$702,720	$(799,741)	$(4,898)	$(101,909)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of March 31, 2023	97,018	$10	$677,426	$(626,864)	$(5,296)	$45,276
Net loss	—	—	—	(86,963)	—	(86,963)
Other comprehensive loss, net of tax	—	—	—	—	(780)	(780)
Stock-based compensation	1,628	—	6,404	—	—	6,404
Income tax withholdings	(477)	—	(679)	—	—	(679)
Balances as of June 30, 2023	98,169	$10	$683,151	$(713,827)	$(6,076)	$(36,742)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) – Continued
(all numbers in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2023	97,061	$10	$690,223	$(722,056)	$(3,860)	$(35,683)
Net loss	—	—	—	(77,685)	—	(77,685)
Other comprehensive loss, net of tax	—	—	—	—	(1,038)	(1,038)
Stock-based compensation	2,925	—	12,473	—	—	12,473
Exercise of stock options	328	—	1,027	—	—	1,027
Income tax withholdings	(289)	—	(1,003)	—	—	(1,003)
Balances as of June 30, 2024	100,025	10	$702,720	$(799,741)	$(4,898)	$(101,909)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2022	98,206	$10	$670,537	$(585,023)	$(6,171)	$79,353
Net loss	—	—	—	(125,703)	—	(125,703)
Other comprehensive income, net of tax	—	—	—	—	95	95
Stock-based compensation	1,923	—	13,298	—	—	13,298
Exercise of stock options	5	—	8	—	—	8
Income tax withholdings	(569)	—	(883)	—	—	(883)
Repurchases of common stock	(1,396)	—	—	(3,101)	—	(3,101)
Proceeds from sale of common stock	—	—	191	—	—	191
Balances as of June 30, 2023	98,169	$10	$683,151	$(713,827)	$(6,076)	$(36,742)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(77,685)	$(125,703)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,519	12,229
Provision for (recovery of) doubtful accounts	(481)	48,955
Impairment loss on intangible assets and goodwill	—	57,232
Gain on extinguishment of debt	(4,891)	(81,354)
Loss on divestiture of business	5,331	—
Change in fair value of private warrant liability	(1,026)	(360)
Change in fair value of contingent consideration	(300)	(2,810)
Change in fair value of derivatives	6,724	2,950
Stock-based compensation	12,473	13,298
Non-cash interest expense	17,313	9,828
Gain on settlement of contingent consideration	(14,930)	—
Other	(1,882)	805
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(1,548)	1,030
Reinsurance balance due	(20,042)	(21,651)
Deferred policy acquisition costs	10,895	(9,187)
Accounts payable	(5,627)	2,929
Accrued expenses and other current liabilities	(7,827)	(10,906)
Losses and loss adjustment expense reserves	37,717	65,077
Other insurance liabilities, current	35,615	51,139
Deferred revenue	(25,693)	(13,491)
Refundable customer deposits	(3,594)	(8,061)
Other assets and liabilities, net	9,434	(726)
Net cash used in operating activities	(17,505)	(8,777)
Cash flows from investing activities:
Purchases of property and equipment	(86)	(672)
Capitalized internal use software development costs	(5,458)	(4,735)
Purchases of short-term and long-term investments	(19,193)	(23,602)
Maturities, sales of short-term and long-term investments	22,631	23,033
Proceeds from sale of business	10,870	—
Acquisitions, net of cash acquired	—	(1,974)
Net cash provided by (used in) investing activities	8,764	(7,950)
Cash flows from financing activities:
Proceeds from advance funding	—	316
Repayments of advance funding	—	(2,683)
Proceeds from issuance of debt	—	116,667
Repayments of principal	(3,150)	(10,150)
Cash paid for debt issuance costs	—	(4,610)
Repurchase of stock	—	(5,608)
Other	24	(960)
Net cash provided by (used in) financing activities	(3,126)	92,972
Net change in cash and cash equivalents & restricted cash and cash equivalents	$(11,867)	$76,245
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	$297,232	$228,605
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$285,365	$304,850

Supplemental schedule of non-cash investing and financing activities
Non-cash reduction of convertible notes	$5,000	$—
Non-cash reduction in advanced funding arrangement obligations	$94	$7,848
Supplemental disclosures
Cash paid for interest	$12,056	$2,276
Income tax refunds paid (received)	$538	$(2,300)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all numbers in thousands, except share amounts and unless otherwise stated)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a leading homeowners insurance and vertical software platform and is positioned to be one of the best partners to help homebuyers move, maintain, and fully protect their homes. We offer differentiated products and services, with homeowners insurance at the center of this relationship.
We differentiate and look to win in the massive and growing homeowners insurance opportunity by 1) providing the best services for homebuyers, 2) led by advantaged underwriting in insurance, 3) to protect the whole home.
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 29 thousand companies that are key to the home-buying transaction, such as home inspectors, mortgage companies, and title companies. These relationships provide us with early insights to United States (“U.S.”) homebuyers. In partnership with these companies, we have the ability to help simplify the move for consumers with services such as insurance, warranty, moving and more.
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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other interim period or future year due to various factors such as management estimates and the seasonal nature of some portions of our insurance business.
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
Our insurance carrier subsidiary has exposure and remains liable in the event of insolvency of its reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. As of June 30, 2024, three reinsurers represented more than 10% individually, and 67% in the aggregate, of total reinsurance balance due on the Condensed Consolidated Balance Sheets.
Substantially all revenues in the Insurance segment are derived from customers in Texas (which represent approximately 71% of Insurance segment revenues in the six months ended June 30, 2024), South Carolina, North Carolina, Virginia, Arizona, and Illinois, which could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of total consolidated revenue for the three and six months ended June 30, 2024 or 2023. As of June 30, 2024, and December 31, 2023, no individual customer accounted for 10% or more of total accounts receivable, net, on the Condensed Consolidated Balance Sheets.
As of June 30, 2024, we held approximately $246.7 million of cash with five U.S. commercial banks.
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We maintain cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation.
Restricted cash equivalents as of June 30, 2024, includes $1.8 million held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”), $1.6 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $6.7 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 21 states, and $1.0 million related to acquisition indemnifications. Restricted cash equivalents as of December 31, 2023, includes $28.3 million held by our captive reinsurance business as collateral for the benefit of HOA, $1.3 million held in money market mutual funds pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $7.3 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in 19 states, and $1.9 million related to acquisition indemnifications.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$274,246	$258,418
Restricted cash and cash equivalents	11,119	38,814
Cash, cash equivalents, and restricted cash	$285,365	$297,232

Accounts Receivable and Long-term Insurance Commissions Receivable
Accounts receivable consist principally of amounts due from enterprise customers, other corporate partnerships, and individual policyholders. We estimate allowances for uncollectible receivables based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at June 30, 2024, and December 31, 2023, was $0.7 million and $0.6 million, respectively.
Long-term insurance commissions receivable consists of the estimated commissions from policy renewals expected to be collected. We record the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.
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
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by our insurance company subsidiary of new or renewal insurance contracts. DAC are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. Amortized deferred acquisition costs included in selling and marketing expense, amounted to $10.0 million and $9.3 million, for the three months ended June 30, 2024 and 2023, respectively, and $23.1 million and $18.6 million, for the six months ended June 30, 2024 and 2023, respectively.
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
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited Condensed Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Ceded reinsurance premiums payable	$35,589	$10,500
Commissions payable, reinsurers and agents	7,124	4,650
Advance premiums	16,504	5,975
Funds held under reinsurance treaty	6,406	9,820
General and accrued expenses payable	1,577	640
Other insurance liabilities, current	$67,200	$31,585
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

Note 2. Revenue
Disaggregation of Revenue
The following table provides detail of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Vertical Software segment
Software and service subscriptions	$18,253	$17,524	$35,189	$34,333
Move-related transactions	9,504	12,246	15,978	20,015
Post-move transactions	4,836	4,665	8,921	8,714
Total Vertical Software segment revenue	32,593	34,435	60,088	63,062

Insurance segment
Insurance and warranty premiums, commissions and policy fees(1)	78,251	64,330	166,199	123,072
Total Insurance segment revenue	78,251	64,330	166,199	123,072

Total revenue	$110,844	$98,765	$226,287	$186,134
______________________________________
(1)Revenue recognized during the three months ended June 30, 2024 and 2023, includes revenue of $72.5 million and $54.8 million, respectively, which is accounted for separately from the revenue from contracts with customers. Revenue accounted separately from the revenue from contracts with customers for the six months ended June 30, 2024 and 2023, was $155.9 million and $105.0 million, respectively.

Disclosures Related to Contracts with Customers
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”) these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits.
Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the six months ended June 30, 2024, is presented below:

Contract Assets
Balance at December 31, 2023	$17,393
Estimated lifetime value of commissions on insurance policies sold by carriers	648
Cash receipts	(309)
Value of commissions sold with business disposition (Note 15)	(16,982)
Balance at June 30, 2024	$750

As of June 30, 2024, and December 31, 2023, $0.2 million and $4.0 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets. The remaining $0.5 million and $13.4 million as of June 30, 2024, and December 31, 2023, respectively, of contract assets are expected to be collected after the immediately following 12 months and were included in other assets on the unaudited Condensed Consolidated Balance Sheets.

Deferred Revenue
A summary of the activity impacting Vertical Software segment deferred revenue balances during the six months ended June 30, 2024, is presented below:

Balance at December 31, 2023	$3,715
Revenue recognized	(9,748)
Additional amounts deferred	10,307
Balance at June 30, 2024	$4,274

Revenue recognized for performance obligations satisfied during the six month ended June 30, 2024, includes $3.7 million that was included in the deferred revenue balances as of December 31, 2023.
Deferred revenue on the unaudited condensed consolidated balance sheet as of June 30, 2024, and December 31, 2023, includes $218.9 million and $245.0 million, respectively, of deferred revenue related to the Insurance segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited condensed consolidated balance sheets, is immaterial as of June 30, 2024, and December 31, 2023.
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
Warranty Revenue and Related Balance Sheet Disclosures
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. At June 30, 2024, we had $14.4 million, $3.6 million and $2.6 million of refundable customer deposits, deferred revenue, and non-current deferred revenue, respectively. At December 31, 2023, we had $17.9 million, $3.9 million and $2.9 million of refundable customer deposits, deferred revenue and non-current deferred revenue, respectively.
For the three months ended June 30, 2024 and 2023, we incurred $1.7 million and $1.3 million, respectively, in expenses related to warranty claims. For the six months ended June 30, 2024 and 2023, we incurred $3.3 million and $2.5 million, respectively, in expenses related to warranty claims.

Note 3. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income, net of investment expenses	$3,574	$1,278	$7,238	$2,103
Realized gains on investments	26	7	40	11
Realized losses on investments	(74)	(36)	(108)	(107)
Investment income and realized gains, net of investment expenses	$3,526	$1,249	$7,170	$2,007

The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

	June 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$36,683	$17	$(436)	$36,264
Obligations of states, municipalities and political subdivisions	18,689	15	(983)	17,721
Corporate bonds	53,327	118	(2,283)	51,162
Residential and commercial mortgage-backed securities	27,470	45	(1,108)	26,407
Other loan-backed and structured securities	4,266	7	(266)	4,007
Total investment securities	$140,435	$202	$(5,076)	$135,561

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$43,931	$95	$(330)	$43,696
Obligations of states, municipalities and political subdivisions	18,281	100	(961)	17,420
Corporate bonds	51,678	430	(2,067)	50,041
Residential and commercial mortgage-backed securities	25,452	153	(1,004)	24,601
Other loan-backed and structured securities	3,694	13	(289)	3,418
Total investment securities	$143,036	$791	$(4,651)	$139,176

The amortized cost and fair value of securities at June 30, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$32,773	$32,636
Due after one year through five years	41,786	40,712
Due after five years through ten years	24,472	22,643
Due after ten years	9,668	9,156
Residential and commercial mortgage-backed securities	27,470	26,407
Other loan-backed and structured securities	4,266	4,007
Total	$140,435	$135,561

Investments as of June 30, 2024, include $37.5 million of investments held by our captive reinsurance businesses as collateral for the benefit of HOA. Of this amount, $5.2 million is classified as short-term investments, and $32.3 million is classified as long-term investments.
Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of June 30, 2024	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(383)	$18,392	$(53)	$525	$(436)	$18,917
Obligations of states, municipalities and political subdivisions	(839)	12,492	(144)	1,609	(983)	14,101
Corporate bonds	(1,964)	33,467	(319)	4,129	(2,283)	37,596
Residential and commercial mortgage-backed securities	(705)	16,438	(403)	2,904	(1,108)	19,342
Other loan-backed and structured securities	(258)	3,411	(8)	51	(266)	3,462
Total securities	$(4,149)	$84,200	$(927)	$9,218	$(5,076)	$93,418

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2023	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(280)	$12,345	$(50)	$515	$(330)	$12,860
Obligations of states, municipalities and political subdivisions	(813)	8,445	(148)	1,639	(961)	10,084
Corporate bonds	(1,698)	21,104	(369)	4,677	(2,067)	25,781
Residential and commercial mortgage-backed securities	(621)	8,673	(383)	3,072	(1,004)	11,745
Other loan-backed and structured securities	(281)	2,790	(8)	52	(289)	2,842
Total securities	$(3,693)	$53,357	$(958)	$9,955	$(4,651)	$63,312

At June 30, 2024, and December 31, 2023, there were 530 and 410 securities, respectively, in an unrealized loss position. Of these securities, 78 had been in an unrealized loss position for 12 months or longer as of June 30, 2024.
We believe there were no fundamental issues such as credit losses or other factors with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at June 30, 2024.

Note 4. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement as of June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$164,311	$—	$—	$164,311
Debt securities:
U.S. Treasuries	36,264	—	—	36,264
Obligations of states, municipalities and political subdivisions	—	17,721	—	17,721
Corporate bonds	—	51,162	—	51,162
Residential and commercial mortgage-backed securities	—	26,407	—	26,407
Other loan-backed and structured securities	—	4,007	—	4,007
	$200,575	$99,297	$—	$299,872
Liabilities
Contingent consideration - business combinations (1)	$—	$—	$3,225	$3,225
Private warrant liability	—	—	125	125
Embedded derivatives	—	—	34,855	34,855
	$—	$—	$38,205	$38,205

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$165,744	$—	$—	$165,744
Debt securities:
U.S. Treasuries	43,696	—	—	43,696
Obligations of states, municipalities and political subdivisions	—	17,420	—	17,420
Corporate bonds	—	50,041	—	50,041
Residential and commercial mortgage-backed securities	—	24,601	—	24,601
Other loan-backed and structured securities	—	3,418	—	3,418
	$209,440	$95,480	$—	$304,920
Liabilities
Contingent consideration - business combinations (2)	$—	$—	$18,455	$18,455
Private warrant liability	—	—	1,151	1,151
Embedded derivatives	—	—	28,131	28,131
	$—	$—	$47,737	$47,737
______________________________________
(1)The Condensed Consolidated Balance Sheets include $0.9 million in accrued expenses and other current liabilities and $2.4 million in other liabilities as of June 30, 2024, for contingent consideration related to business combinations.
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
Contingent Consideration – Business Combinations
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of June 30, 2024, the key inputs used to determine the fair value of $3.2 million were management’s cash flow estimates and the discount rate of 17%. As of December 31, 2023, the key inputs used to determine the fair value of $4.4 million were management’s cash flow estimates and the discount rate of 17%.
Private Warrants
We estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of June 30, 2024, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 93%, remaining contractual term of 1.48 years, and stock price of $1.51. As of December 31, 2023, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 95%, remaining contractual term of 1.98 years, and stock price of $3.08.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023, exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of June 30, 2024, our remaining Asset Sale Threshold was $9.1 million (See Note 15).
The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a repurchase, a fundamental change, and qualifying asset sales, ranging from 7% to 35%.

Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

	Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2023	$18,455	$28,131	$1,151
Settlements	(14,930)	—	—
Change in fair value, loss (gain) included in net loss(1)	(300)	6,724	(1,026)
Fair value as of June 30, 2024	$3,225	$34,855	$125

	Contingent Consideration - Earnout	Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2022	$44	$24,546	$—	$707
Additions	—	—	23,870	—
Settlements	—	(408)	—	—
Change in fair value, loss (gain) included in net loss(1)	—	(2,810)	2,950	(360)
Fair value as of June 30, 2023	$44	$21,328	$26,820	$347
______________________________________
(1)Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the private warrant liability and embedded derivatives are included in other income, net, in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Fair Value Disclosure
As of June 30, 2024, and December 31, 2023, the fair value of the 2026 Notes (see Note 7) was $115.8 million and $73.1 million, respectively. As of June 30, 2024, and December 31, 2023, the fair value of the 2028 Notes (see Note 7) was $226.7 million and $196.7 million, respectively. The fair value other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 5. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	June 30, 2024	December 31, 2023
Software and computer equipment	$8,279	$8,340
Furniture, office equipment, and other	1,489	1,573
Internally developed software	28,570	24,526
Leasehold improvements	1,240	1,176
	39,578	35,615
Less: Accumulated depreciation and amortization	(20,300)	(18,754)
Property, equipment, and software, net	$19,278	$16,861

Depreciation and amortization expense related to property, equipment, and software was $1.5 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $3.1 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.

Note 6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of June 30, 2024	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	9.0	$69,023	$(28,320)	$40,703
Acquired technology	5.0	28,001	(17,404)	10,597
Trademarks and tradenames	11.0	23,443	(7,707)	15,736
Non-compete agreements	5.0	301	(165)	136
Renewal rights	6.0	9,734	(4,066)	5,668
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$135,462	$(57,662)	$77,800

As of December 31, 2023	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	8.0	$69,504	$(24,153)	$45,351
Acquired technology	5.0	36,041	(22,358)	13,683
Trademarks and tradenames	11.0	23,443	(6,701)	16,742
Non-compete agreements	3.0	616	(455)	161
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,734	(3,415)	6,319
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$144,698	$(57,482)	$87,216

The aggregate amortization expense related to intangibles was $4.7 million and $4.9 million for the three months ended June 30, 2024 and 2023, respectively, and $9.4 million and $9.8 million for the six months ended June 30, 2024 and 2023, respectively.
Goodwill
The goodwill balance at June 30, 2024, and December 31, 2023, was $191.9 million and is entirely included in our Vertical Software segment. We had no changes in the carrying amount of goodwill for the six months ended June 30, 2024.

Note 7. Debt
The following tables summarize outstanding debt as of June 30, 2024, and December 31, 2023.

	Principal	Unaccreted Discount	Debt Issuance Costs	Carrying Value
Convertible senior notes, due 2026	$217,000	$—	$(2,612)	$214,388
Convertible senior notes, due 2028	333,334	(107,078)	(4,003)	222,253
Other notes	150	(6)	—	144
Balance as of June 30, 2024	$550,484	$(107,084)	$(6,615)	$436,785

	Principal	Unaccreted Discount	Debt Issuance Costs	Carrying Value
Convertible senior notes, due 2026	$225,000	$—	$(3,311)	$221,689
Convertible senior notes, due 2028	333,334	(115,353)	(4,312)	213,669
Advance funding arrangement	94	—	—	94
Other notes	300	(13)	—	287
Balance as of December 31, 2023	$558,728	$(115,366)	$(7,623)	$435,739

Convertible Senior Notes
Interest expense recognized related to the 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) was approximately $0.7 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively, including contractual interest expense and amortization of debt issuance costs. The effective interest rate for the 2026 Notes is 1.3%.
Interest expense recognized related to the 6.75% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $9.9 million and $7.3 million in the three months ended June 30, 2024 and 2023, respectively, and $19.8 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense for the 2028 Notes includes both contractual interest expense and amortization of debt issuance costs and discount. Contractual interest expense was $5.6 million and $4.4 million for the three months June 30, 2024 and 2023, respectively, and was $11.3 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of debt issuances costs and discount was $4.3 million and $2.9 million for the three months ended June 30, 2024 and 2023, and was $8.6 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. The effective interest rate for the 2028 Notes is 17.9%.
For the three and six months ended June 30, 2024, we capitalized $0.1 million and $0.2 million, respectively, of interest expense on the 2028 Notes related to ongoing internally developed software projects.
In February 2024, we repurchased $8.0 million aggregate principal amount of our 2026 Notes. We paid $3.0 million, or 37.5% of par value, plus accrued interest. We recognized a $4.9 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
Advance Funding Arrangement
For certain home warranty contracts, we participated in financing arrangements with third-party financers that provided us with the contract premium upfront, less a financing fee. Third-party financers collected installment payments from the warranty contract customer which satisfied our repayment obligation over a portion of the contract term. We remained obligated to repay the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount we received. As part of the arrangement, we paid financing fees, which were collected by the third-party financers upfront and were initially recognized as a debt discount. Financing fees were amortized as interest expense under the effective interest method. The implied interest rate varied per contract and was generally approximately 14% of total funding received. As of June 30, 2024, our obligation was completely satisfied with the third-party financers, and we had no outstanding balance.

Note 8. Stockholders' Equity and Warrants
Common Shares Outstanding and Common Stock Equivalents
The following table summarizes our fully diluted capital structure.

	June 30, 2024	December 31, 2023
Outstanding common shares (1)	104,525	97,061

Common shares reserved for future issuance:
Private warrants	1,796	1,796
Stock options (Note 9)	3,270	3,642
Restricted and performance stock units and awards (Note 9)	15,609	12,065
2020 Equity Plan pool reserved for future issuance (Note 9)	6,692	8,009
Convertible senior notes, due 2026 (2)	8,679	8,999
Convertible senior notes, due 2028	13,332	13,332
Contingently issuable shares in connection with acquisitions (3)	—	5,908
Total shares of common stock outstanding and reserved for future issuance	153,903	150,812
______________________________________
(1)Includes 4.5 million shares of common stock held by HOA.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 6 million potentially dilutive shares instead of the shares reported in this table as of June 30, 2024.
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

On June 26, 2024, we contributed 4.5 million newly issued shares of our common stock to HOA. This contribution was made to strengthen HOA’s surplus position and support the planned transition of our insurance underwriting business, including HOA, to a reciprocal exchange. While the shares contributed to HOA have been issued and are outstanding, as provided under Delaware law, these shares will neither be entitled to vote nor be counted for quorom purposes so long as HOA (or any successor transferee) holds the shares and is a direct or indirect subsidiary of Porch or is otherwise controlled, directly or indirectly, by Porch. For accounting purposes, the shares contributed to HOA are considered treasury stock as of June 30, 2024, because HOA is a subsidiary that is included in our consolidated financial results.
Warrants
There was no activity related to private warrants during the six months ended June 30, 2024 and 2023. As of June 30, 2024, and December 31, 2023, there were 1.8 million private warrants outstanding for common shares. These private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings and are included in “change in fair value of private warrant liability” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 4 for more information.

Note 9. Stock-Based Compensation
The following table summarizes the classification of stock-based compensation expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling and marketing	$710	$896	$1,404	$1,941
Product and technology	1,426	1,254	2,521	2,703
General and administrative	4,969	4,254	8,548	8,654
Total stock-based compensation expense	$7,105	$6,404	$12,473	$13,298

Under our 2020 Stock Incentive Plan, employees, directors and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock awards, collectively referred to as “Equity Awards.” All Equity Awards granted in 2024 were to employees and directors.
The following table summarizes Equity Award activity for the six months ended June 30, 2024:

	Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2023	3,642	8,310	3,754
Granted	—	4,805	2,569
Vested	—	(2,922)	—
Exercised	(328)	—	—
Forfeited, canceled or expired	(44)	(886)	(23)
Balances as of June 30, 2024	3,270	9,308	6,301
During six months ended June 30, 2024, we granted PRSUs that have vesting conditions that are based not only on the employee’s service period but also on either revenue, Adjusted EBITDA, or Total Shareholder Return (“TSR”) through 2026. The PRSUs will vest, if at all, upon our achieving a specified target for each vesting condition. The weighted average grant-date fair value of PRSUs granted during the six months ended June 30, 2024, was $5.61. TSR will be measured against the total shareholder return of the S&P SmallCap 600 Index during the performance period. The actual number of shares of common stock to be issued to each award recipient at the end of the performance period will be interpolated between a threshold and maximum payout amount based on actual performance results. A participant will earn 50% of the target number of PRSUs for “Threshold Performance,” 100% of the target number of PRSUs for “Target Performance,” and 200% of the target number of PRSUs for “Maximum Performance.” We estimate the grant-date fair value of TSR PRSUs using the Monte Carlo simulation model, as the TSR metric is considered a market condition under ASC Topic 718, Compensation - stock compensation.

Note 10. Reinsurance
2023 Program
Our third-party quota share reinsurance program was split into three separate placements to maximize coverage and cost efficiency. The Coastal Program was effective for the period April 1, 2023, through March 31, 2024, and covered our business in certain Texas coastal regions and the Houston metropolitan area and was placed at 42% of subject property and casualty losses (“P&C losses”), as well as all business in South Carolina which was placed at 7% of P&C losses. The Core Program, which covered the portion of our business not in the Coastal Program, was effective for the period April 1, 2023, through March 31, 2024, and was placed at 9.5% of P&C losses of our remaining business in Texas and 8% of P&C losses of our business in other states. In addition, the Combined Program was effective for the period January 1, 2023, through March 31, 2024, and covered all of our business and was placed at 5% of P&C losses. All programs were subject to certain limits and exclusions, which vary by participating reinsurer.

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
2024 Program
As of April 1, 2024, our quota share program consists of one combined program covering all of our business in all states and is placed at 27.5% of P&C losses. All programs are effective for the period April 1, 2024, through March 31, 2025, and are subject to certain limits and exclusions, which vary by participating reinsurer.
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
We placed a parametric reinsurance contract to cover aggregate severe convective storm losses from January 1, 2024, to January 1, 2025. This contract would provide up to $30.0 million in recovery over $85.0 million in modeled losses.
Reinsurance Impact
The effects of reinsurance on premiums written and earned for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,
	2024		2023
	Written	Earned	Written	Earned
Direct premiums	$109,716	$102,345	$121,540	$116,397
Ceded premiums	(59,857)	(40,518)	(67,387)	(72,166)
Net premiums	$49,859	$61,827	$54,153	$44,231

	Six Months Ended June 30,
	2024		2023
	Written	Earned	Written	Earned
Direct premiums	$184,820	$210,933	$218,413	$231,221
Ceded premiums	(90,186)	(76,881)	(65,121)	(146,840)
Net premiums	$94,634	$134,052	$153,292	$84,381

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct losses and LAE	$110,210	$137,591	$189,626	$227,606
Ceded losses and LAE	(26,060)	(66,442)	(36,543)	(113,598)
Net losses and LAE	$84,150	$71,149	$153,083	$114,008

The detail of reinsurance balances due is as follows:

	June 30, 2024	December 31, 2023
Ceded unearned premium	$58,045	$50,697
Losses and LAE reserve	26,231	19,911
Reinsurance recoverable	20,334	12,629
Other	120	345
Reinsurance balance due	$104,730	$83,582

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
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary and recognized a charge of $48.2 million in provision for (recovery of) doubtful accounts in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2023. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral. We are also seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.
On January 19, 2024, we entered into a five-year business collaboration agreement with Aon Corp. and Aon Re, Inc. ("Aon"), resulting in payments to us of approximately $25 million in January 2024 and additional cash payments through the end of the contract term. Of the cash payments that we have or will receive through the end of the contract term, $8.7 million is non-refundable and immediately recognized in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. A portion of the remaining amount is potentially refundable to Aon if we breach the agreement, including if we directly or indirectly place reinsurance with brokers unaffiliated with Aon, subject to customary cure rights. The remaining amount will be recognized in other income, net, over the term of the agreement. As part of this agreement, Aon and Porch also signed a mutual release of claims arising from the Vesttoo fraud. Porch has not released any claims against non-Aon parties related to these matters and intends to vigorously pursue recovery. In addition to this arrangement, we have also received cash recoveries from other parties in the amount of $3.0 million during the six months ended June 30, 2024.

Note 11. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the six months ended June 30, 2024:

Reserve for unpaid losses and LAE at December 31, 2023	$95,503
Reinsurance recoverables on losses and LAE at December 31, 2023	(19,808)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2023	75,695
Add provisions (reductions) for losses and LAE occurring in:
Current year	152,130
Prior years (1)	953
Net incurred losses and LAE during the current year	153,083
Deduct payments for losses and LAE occurring in:
Current year	(72,485)
Prior years (1)	(49,305)
Net claim and LAE payments during the current year	(121,790)

Reserve for losses and LAE, net of reinsurance recoverables at June 30, 2024	106,988
Reinsurance recoverables on losses and LAE at June 30, 2024	(26,232)
Reserve for unpaid losses and LAE at June 30, 2024	$133,220
______________________________________
(1)Also includes certain charges related to Vesttoo (see Note 10).

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $1.0 million for the six months ended June 30, 2024.

Note 12. Other Income (Expense), Net
The following table details the components of other income, net, on the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$360	$1,377	$794	$2,097
Gain on settlement of contingent consideration	—	—	14,930	—
Loss on sale of business	(87)	—	(5,331)	—
Recoveries of losses on reinsurance contracts	924	—	13,494	—
Other, net	1,203	201	1,191	243
Other income, net	$2,400	$1,578	$25,078	$2,340

Note 13. Income Taxes
Benefit (provision) for income taxes for the three months ended June 30, 2024, and 2023, were $(0.7) million and less than $(0.1) million, respectively, and the effective tax rates for these periods were (1.1)% and less than (0.1)%, respectively. The difference between our effective tax rates for the 2024 periods and the U.S. statutory rate of 21% was primarily due to a full valuation related to our net deferred tax assets and impact of acquisitions on our valuation allowance. Benefit (provision) for income taxes for the six months ended June 30, 2024 and 2023, were $(0.9) million and $0.1 million, respectively, and the effective tax rates for these periods were (1.1)% and 0.1%, respectively. The difference between our effective tax rates for the 2023 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.

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
Cases under Telephone Consumer Protection Act
Porch and/or an acquired entity, GoSmith.com, are party to a legal proceeding alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as thirteen separate mass tort actions brought by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and appealed to the Ninth Circuit Court of Appeals. While the appeal was pending, the remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. Following remand, that case was also consolidated with the Western District of Washington action. Plaintiffs then filed a motion for leave to file a second amended complaint, which was granted in part and denied in part. The Second Amended Complaint was filed in July 2023. In September 2023, Defendants filed a Motion to Strike the Second Amended Complaint; this motion was denied. Defendants’ Motion to Dismiss was filed on February 15, 2024 and is fully briefed and awaiting a decision. The parties have each filed several notices of supplemental authority in support of their respective positions on the pending Motion to Dismiss. The parties’ also filed a required Joint Status Report and Discovery Plan on February 16, 2024. Discovery is stayed until Defendants’ Motion to Dismiss is decided. Plaintiffs seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs. The action is at an early stage in the litigation process. It is not possible to determine the likelihood of an unfavorable outcome of these disputes, although it is reasonably possible that the outcome of these actions may be unfavorable. Further, it is not possible to estimate the range or amount of potential loss (if the outcome should be unfavorable). We intend to contest this case vigorously.
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

Note 15. Business Disposition
On January 31, 2024, we sold our insurance agency, Elite Insurance Group (“EIG”). The sale price was $12.2 million of which we have received $10.9 million in cash and recorded a receivable of $1.2 million as of June 30, 2024. We recorded a loss of $5.3 million in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 16. Segment Information
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
Our Vertical Software segment provides software and services to inspection, mortgage, and title companies on a subscription and transactional basis, while also providing move and post-move services. Software and services were 56% and 59% of total vertical software revenue for the three and six months ended June 30, 2024, respectively. Move and post-move services were 44% and 41% of total vertical software revenue for the three and six months ended June 30, 2024, respectively. The Vertical Software segment operates as several key businesses, including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes Homeowners of America (“HOA”), a wholly owned insurance carrier, other insurance-related legal entities, Porch Warranty, and other warranty brands.
The following table summarizes revenue by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Vertical Software	$32,593	$34,435	$60,088	$63,062
Insurance	78,251	64,330	166,199	123,072
Total revenue	$110,844	$98,765	$226,287	$186,134

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA (Loss):
Vertical Software	$4,778	$1,816	$5,901	$1,420
Insurance	(27,320)	(31,181)	(30,205)	(38,366)
Subtotal	(22,542)	(29,365)	(24,304)	(36,946)
Reconciling items:
Corporate and other	(12,231)	(13,769)	(27,257)	(28,070)
Depreciation and amortization	(6,202)	(6,214)	(12,519)	(12,229)
Stock-based compensation expense	(7,105)	(6,404)	(12,473)	(13,298)
Restructuring costs (1)	(1,635)	(1,093)	(1,792)	(2,077)
Other non-operating income	(1,696)	—	(2,872)	—
Acquisition and other transaction costs	12	(258)	(166)	(386)
Impairment loss on intangible assets and goodwill	—	(55,211)	—	(57,232)
Recovery of (loss on) reinsurance contract (see Note 10)	1,095	(48,244)	1,106	(48,244)
Impairment loss on property, equipment and software	—	(254)	—	(254)
Change in fair value of contingent consideration	1,351	2,656	300	2,810
Investment income and realized gains	(3,526)	(1,249)	(7,170)	(2,007)
Operating loss	$(52,479)	$(159,405)	$(87,147)	$(197,933)
______________________________________
(1)Primarily consists of costs related to forming a reciprocal exchange.

The CODM does not review assets on a segment basis.
All of our revenue is generated in the United States except for an immaterial amount. As of June 30, 2024, and December 31, 2023, we did not have material assets located outside of the United States.

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

The following table summarizes the computation of basic and diluted net loss attributable per share to common stockholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss used to compute net loss per share - basic and diluted	$(64,323)	$(86,963)	$(77,685)	$(125,703)
Denominator:
Weighted average shares outstanding used to compute net loss used to compute net loss per share - basic and diluted	99,193	95,732	98,353	95,472
Net loss per share - basic and diluted	$(0.65)	$(0.91)	$(0.79)	$(1.32)

The following table discloses securities that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	3,270	3,717	3,270	3,717
Restricted stock units and awards	9,308	9,189	9,308	9,189
Performance restricted stock units	6,301	4,056	6,301	4,056
Public and private warrants	1,796	1,796	1,796	1,796
Earnout shares (1)	—	2,050	—	2,050
Convertible debt (2)	22,011	22,331	22,011	22,331
Contingently issuable shares in connection with acquisitions (3)	—	13,970	—	13,970
______________________________________
(1)Earnout shares expired December 23, 2023, without vesting and were subsequently cancelled.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 6 million potentially dilutive shares instead of the shares reported in this table as of June 30, 2024.
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

Note 18. Subsequent Event
On July 31, 2024, we contributed an additional 13.8 million newly issued shares of our common stock to HOA. This contribution was made to strengthen HOA’s surplus position and support the planned transition of our insurance underwriting business, including HOA, to a reciprocal exchange. See Note 8 for further information on our contributions to HOA.

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
•the possibility that a decline in our share price would result in a negative impact to our insurance carrier subsidiary’s, Homeowners of America Insurance Company (“HOA”), surplus position and may require further financial support to enable HOA to meet applicable regulatory requirements and maintain financial stability rating;
•the uncertainty and significance of the known and unknown effects on our insurance carrier subsidiary, Homeowners of America Insurance Company (“HOA”), and us due to the termination of a reinsurance contract following of fraud committed by Vesttoo Ltd. (“Vesttoo”), including, but not limited to, the outcome of Vesttoo’s Chapter 11 bankruptcy proceedings; our ability to successfully pursue claims arising out of the fraud, the costs associated with pursuing the claims, and the timeframe associated with any recoveries; HOA's ability to obtain and maintain adequate reinsurance coverage against excess losses; HOA’s ability to stay out of regulatory supervision and maintain its financial stability rating; and HOA’s ability to maintain a healthy surplus
•uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses, or strategic initiatives, including the reciprocal restructuring, and other matters within the purview of insurance regulators (including the discount associated with the shares contributed to HOA);
•the ability to consummate the proposed formation of the reciprocal exchange and the satisfaction of the conditions precedent to consummation of the proposed formation of such exchange, including the ability to secure regulatory approvals (on a state by state basis and initially in Texas) on the terms expected, at all or in a timely manner;

•our ability to successfully operate its businesses alongside a reciprocal exchange;

•our ability to implement our plans, forecasts and other expectations with respect to the reciprocal exchange business after the completion of the formation and to realize expected synergies and/or convert policyholders from its existing insurance carrier business into policyholders of the reciprocal exchange;

•potential business disruption following the formation of the reciprocal exchange;

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

Business Overview
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a leading homeowners insurance and vertical software platform and is positioned to be one of the best partners to help homebuyers move, maintain, and fully protect their homes. We offer differentiated products and services, with homeowners insurance at the center of this relationship.
We differentiate and look to win in the massive and growing homeowners insurance opportunity by 1) providing the best services for homebuyers, 2) led by advantaged underwriting in insurance, 3) to protect the whole home.
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 29 thousand companies that are key to the home-buying transaction, such as home inspectors, mortgage companies, and title companies.
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
Vertical Software — Our Vertical Software segment provides software and services to inspection, mortgage, and title companies on a subscription and transactional basis, while also providing move and post-move services. Software and services were 56% and 59% of total vertical software revenue for the three and six months ended

June 30, 2024, respectively. Move and post-move services were 44% and 41% of total vertical software revenue for the three and six months ended June 30, 2024, respectively. The Vertical Software segment operates as several key businesses, including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
Insurance — Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes Homeowners of America (“HOA”), a wholly owned insurance carrier, other insurance-related legal entities, Porch Warranty, and other warranty brands.
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
The following table summarizes operating metrics for each of the quarterly periods indicated.

	Three Months Ended June 30,
	2024	2023	% Change
Gross Written Premium (in millions)	$117	$143	(19)%
Policies in Force (in thousands)	232	358	(35)%
Annualized Revenue per Policy (unrounded)	$1,348	$517	161%
Annualized Premium per Policy (unrounded)	$2,059	$1,603	28%
Premium Retention Rate	88%	104%
Gross Loss Ratio	117%	120%
Average Companies in Quarter (unrounded)	29,494	30,691	(4)%
Average Monthly Revenue per Account in Quarter (unrounded)	$1,253	$1,073	17%
Monetized Services (unrounded)	231,209	244,605	(5)%
Average Quarterly Revenue per Monetized Service (unrounded)	$395	$331	19%

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
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary and recognized a charge of $48.2 million in provision for (recovery of) doubtful accounts in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2023. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral. We are also seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to allegations of fraudulent activity by third parties.
On January 19, 2024, we entered into a five-year business collaboration agreement with Aon Corp. and Aon Re, Inc. ("Aon"), resulting in payments to us of approximately $25 million in January 2024 and additional cash payments through the end of the contract term. Of the cash payments that we have or will receive through the end of the contract term, $8.7 million is non-refundable and immediately recognized in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. A portion of the remaining amount is potentially refundable to Aon if we breach the agreement, including if we directly or indirectly place reinsurance with brokers unaffiliated with Aon, subject to customary cure rights. The remaining amount will be recognized in other income, net, over the term of the agreement. As part of this agreement, Aon and Porch also signed a mutual release of claims arising from the Vesttoo fraud. Porch has not released any claims against non-Aon parties related to these matters and intends to vigorously pursue recovery. In addition to this arrangement, we have also received cash recoveries from other parties in the amount of $3.0 million during the six months ended June 30, 2024.

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
Sale of Business
On January 31, 2024, we sold our insurance agency, Elite Insurance Group (“EIG”). The sale price was $12.2 million of which we have received $10.9 million in cash and recorded a receivable of $1.2 million as of June 30, 2024. We recorded a loss of $5.3 million in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Reciprocal Exchange
On July 29, 2024, we filed a new and updated application to form and license a Texas reciprocal exchange (the “Reciprocal”) with the Texas Department of Insurance (“TDI”). If approved by the TDI, our insurance underwriting business will be sold to the Reciprocal for an increased surplus note, with then all homeowner insurance underwriting being performed within the Reciprocal. A Porch subsidiary would serve as the operator (or “attorney-in-fact”) for the Reciprocal. In that role it would perform underwriting, claims, and management services for the Reciprocal and receive a management fee calculated as a percentage of its premiums. Porch subsidiaries would act as general agents for the Reciprocal and HOA and would receive fees and commissions. There can be no assurance that the Reciprocal will receive regulatory approval, and if obtained, that the approval would be based on terms as proposed or subject to additional requirements that may not be acceptable to us. If approved, we intend to launch Porch Insurance, a new brand and product to be offered by the Reciprocal, including unique benefits for consumers such as a free 90-day warranty and proprietary discounts to customers within the Porch ecosystem.
Weather Impact
Late in the first quarter of 2024, a Texas hailstorm resulted in approximately $17.5 million of gross losses. During the second quarter of 2024, a large hurricane-like windstorm affected Houston with straight-line and long-lived winds up to 100 miles per hour. This event resulted in approximately $25 million of gross losses. This sort of event impacts Houston at this level of severity once in every 10 years. In July 2024, Hurricane Beryl made landfall in Texas as a category 1 hurricane and impacted the Houston area, where HOA writes policies. We are currently in the process of assessing the financial impact of Hurricane Beryl.
Porch Common Shares Issued to HOA
We recently completed a contribution of a total of 18.3 million newly issued shares of our common stock to HOA. The contribution was completed across two issuances: 13.8 million shares on July 31, 2024, and 4.5 million shares on June 26, 2024. This contribution supports the planned transition of Porch’s insurance underwriting business to a reciprocal exchange and helps to bolster HOA’s balance sheet strength and rating after Texas May weather impacted surplus. In addition, the contribution increases HOA’s long-term surplus position, which better positions HOA for any future third party surplus note capital raise, and is expected to support premium growth in 2025 and beyond. Should Porch’s share price increase going forward, this would grow HOA’s surplus, thereby supporting higher premium levels. While this increases HOA’s surplus, there is no GAAP impact to the condensed consolidated financial statements.
Results of Operations

Key Factors Affecting Operating Results
We have been implementing our strategy as a vertical software platform for the home by providing software and services to approximately 29 thousand pre-and-post move home service providers including inspectors, real estate, title, and mortgage companies. Our Insurance segment continues to grow in scale through both premium growth and geographic expansion. The following key factors affected our operating results in the three and six months ended June 30, 2024:
•Non-catastrophe gross loss ratio improved 14 percentage points from the prior year, driven by premium per policy increases and non-renewal of higher risk policies in insurance.

•We continued our cost savings initiatives by hiring highly qualified individuals to replace external contracting services.
•Effective April 1, 2024, we combined our three quota share reinsurance programs into one program covering all our business in all states and renewed all reinsurance programs.
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
Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023
Consolidated Results

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$110,844	$98,765	$12,079	12%
Operating expenses:
Cost of revenue	91,646	81,330	10,316	13%
Selling and marketing	33,197	34,637	(1,440)	(4)%
Product and technology	14,731	15,495	(764)	(5)%
General and administrative	24,371	22,779	1,592	7%
Provision for (recovery of) doubtful accounts	(622)	48,718	(49,340)	(101)%
Impairment loss on intangible assets and goodwill	—	55,211	(55,211)	(100)%
Total operating expenses	163,323	258,170	(94,847)	(37)%
Operating loss	(52,479)	(159,405)	106,926	(67)%
Other income (expense):
Interest expense	(10,326)	(8,775)	(1,551)	18%
Change in fair value of private warrant liability	1,451	15	1,436	9,573%
Change in fair value of derivatives	(8,207)	(2,950)	(5,257)	178%
Gain on extinguishment of debt	—	81,354	(81,354)	(100)%
Investment income and realized gains, net of investment expenses	3,526	1,249	2,277	182%
Other income, net	2,400	1,578	822	52%
Total other income (expense)	(11,156)	72,471	(83,627)	(115)%
Loss before income taxes	(63,635)	(86,934)	23,299	(27)%
Income tax provision	(688)	(29)	(659)	2,272%
Net loss	$(64,323)	$(86,963)	$22,640	(26)%

Revenue. Total revenue increased by $12.1 million, or 12%, from $98.8 million in the three months ended June 30, 2023, to $110.8 million in the three months ended June 30, 2024. The increase in revenue, driven by our Insurance segment as a result of lower reinsurance ceding and an increase in average premium per policy, was partially offset by a reduction in policies in force.
Cost of revenue. Cost of revenue increased by $10.3 million, or 13%, from $81.3 million in the three months ended June 30, 2023, to $91.6 million in the three months ended June 30, 2024. The increase was primarily the result of more extreme weather in the current quarter along with the reduction in reinsurance ceding in the Insurance Segment. As a percentage of revenue, cost of revenue represented 83% of revenue in the three months ended June 30, 2024, compared with 82% in the three months ended June 30, 2023.

Provision for (recovery of) doubtful accounts. In the second quarter of 2023, we charged to provision for doubtful accounts approximately $48.2 million of reinsurance balance due from a reinsurer as described in Note 10 of the unaudited Notes to Condensed Consolidated Financial Statements. In the second quarter of 2024, we reduced the provision for doubtful accounts related to Vesttoo by $1.1 million after experiencing improvement in loss reserves.
Impairment loss on intangible assets and goodwill. In the three months ended June 30, 2023, we recorded a goodwill impairment charge of $55.2 million in our Insurance segment. These impairment charges reflected inflationary pressures, our common stock value, and broad disruptions in the equity markets, specifically for technology and property and casualty insurance companies. There were no impairment losses on intangible assets and goodwill in the three months ended June 30, 2024.
Interest expense. Interest expense increased by $1.6 million, or 18%, from $8.8 million in the three months ended June 30, 2023, to $10.3 million in the three months ended June 30, 2024. The increase is mainly due to interest at a higher weighted average rate on a higher aggregate debt balance after issuance of the 2028 Notes in April 2023. The non-cash amortization of debt discount and issuance costs also contributed to the increase.
Change in fair value of private warrant liability. The fair value of the private warrant liability changed more in the three months ended June 30, 2024, than in the three months ended June 30, 2023. The decrease in our common stock price drove the change and was more pronounced during the three months ended June 30, 2024, than in the three months ended June 30, 2023.
Change in fair value of derivatives. The fair value of the derivatives changed more in the three months ended June 30, 2024, than in the three months ended June 30, 2023. The value is driven by various factors, including the fair value of the underlying debt and assumptions regarding timing of possible repurchase events. See Note 4 in the unaudited Notes to Condensed Consolidated Financial Statements.
Gain on extinguishment of debt. In connection with the issuance of the 2028 Notes and partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt during the three months ended June 30, 2023. There was no corresponding debt extinguishments during the three months ended June 30, 2024.
Investment income and realized gains, net of investment expenses. Investment income and realized gains, net of investment expenses, were $3.5 million and $1.2 million in the three months ended June 30, 2024 and 2023, respectively. Total investments balance was $135.6 million at June 30, 2024, and $92.7 million at June 30, 2023. A higher investment balance and well as reinvested securities at a higher interest rate were the primary reasons for the increased investment income.

Segment Results
SEGMENT REVENUE
The following table summarizes revenue by segment for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Vertical Software segment
Software and service subscriptions	$18,253	$17,524	$729	4%
Move-related transactions	9,504	12,246	(2,742)	(22)%
Post-move transactions	4,836	4,665	171	4%
Total Vertical Software segment revenue	32,593	34,435	(1,842)	(5)%

Insurance segment
Insurance and warranty premiums, commissions and policy fees	78,251	64,330	13,921	22%
Total Insurance segment revenue	78,251	64,330	13,921	22%

Total revenue	$110,844	$98,765	$12,079	12%

For the three months ended June 30, 2024, Vertical Software segment revenue was $32.6 million or 29% of total revenue. For the three months ended June 30, 2023, Vertical Software segment revenue was $34.4 million or 35% of total revenue.

The decrease in Vertical Software segment revenue was primarily driven by the decline of our corporate relocation business, within move-related transactions, and was partially offset by price increase in our SaaS businesses, within software and service subscriptions.
Insurance segment revenue was $78.3 million or 71% of total revenue for the three months ended June 30, 2024. Insurance segment revenue was $64.3 million or 65% of total revenue for the three months ended June 30, 2023. The increase was mainly driven by lower reinsurance ceding and as a 28% increase in Annualized Premium per Policy. These were partially offset by a reduction in policies in force.
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
The following table summarizes Segment Adjusted EBITDA (Loss) for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Segment Adjusted EBITDA (Loss):
Vertical Software	$4,778	$1,816	$2,962	163%
Insurance	(27,320)	(31,181)	3,861	(12)%
Subtotal	(22,542)	(29,365)	6,823	(23)%
Corporate and other	(12,231)	(13,769)	1,538	(11)%
Adjusted EBITDA (Loss)	$(34,773)	$(43,134)	$8,361	(19)%

Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $(27.3) million in the second quarter of 2024, representing 79% of Adjusted EBITDA (Loss) for the same period. The improvement over the same period last year was a result of lower non-catastrophic losses and our insurance profitability actions, including premium per policy increases of 28%, increasing deductibles, non-renewals of higher risk policies, and introducing coverage exclusions for select risks. These improvements were partially offset by the effects of extreme weather events. See Note 10 in the unaudited Notes to Condensed Consolidated Financial Statements for tabular presentation of premiums and net losses.
Vertical Software Segment Adjusted EBITDA (Loss) was $4.8 million in the second quarter of 2024, which improved compared to prior year due to pricing increases and strong cost control, including a reduction in workforce and stronger emphasis on our more profitable services in our moving businesses.
Corporate expenses were $12.2 million in the second quarter of 2024, a $1.5 million decrease from the same period in the prior year due to a concerted effort to lower professional fees. Corporate expenses decreased to 11% of total revenue for the three-month period ended June 30, 2024, from 14% in the same period in the prior year.

Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023
Consolidated Results

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$226,287	$186,134	$40,153	22%
Operating expenses:
Cost of revenue	167,490	132,605	34,885	26%
Selling and marketing	67,145	67,222	(77)	—%
Product and technology	28,651	29,445	(794)	(3)%
General and administrative	50,629	48,608	2,021	4%
Provision for (recovery of) doubtful accounts	(481)	48,955	(49,436)	(101)%
Impairment loss on intangible assets and goodwill	—	57,232	(57,232)	(100)%
Total operating expenses	313,434	384,067	(70,633)	(18)%
Operating loss	(87,147)	(197,933)	110,786	(56)%
Other income (expense):
Interest expense	(21,113)	(10,963)	(10,150)	93%
Change in fair value of private warrant liability	1,026	360	666	185%
Change in fair value of derivatives	(6,724)	(2,950)	(3,774)	128%
Gain on extinguishment of debt	4,891	81,354	(76,463)	(94)%
Investment income and realized gains, net of investment expenses	7,170	2,007	5,163	257%
Other income, net	25,078	2,340	22,738	972%
Total other income	10,328	72,148	(61,820)	(86)%
Loss before income taxes	(76,819)	(125,785)	48,966	(39)%
Income tax benefit (provision)	(866)	82	(948)	(1,156)%
Net loss	$(77,685)	$(125,703)	$48,018	(38)%

Revenue. The overall 22% increase in year-to-date revenue compared to the same period last year was primarily driven by the 35%, or $43.1 million, increase in revenue in our Insurance segment as a result of an increase in average premium per policy and lower reinsurance ceding partially offset by a reduction in policies in force.
Cost of revenue. The 26% increase in year-to-date cost of revenue was primarily the result of more extreme weather in the current period along with the reduction in reinsurance ceding in the Insurance Segment. As a percentage of revenue, cost of revenue represented 74% of revenue in the six months ended June 30, 2024, compared with 71% in the same period of 2023.
Provision for (recovery of) doubtful accounts. In the second quarter of 2023, we charged to provision for doubtful accounts approximately $48.2 million of reinsurance balance due from a reinsurer as described in Note 10 of the unaudited Notes to Condensed Consolidated Financial Statements. During the six month ended June 30, 2024, we reduced the provision for doubtful accounts related to Vesttoo by $1.1 million after experiencing improvement in loss reserves.
Impairment loss on intangible assets and goodwill. In the six months ended June 30, 2023, we recorded a goodwill impairment charge of $55.2 million in our Insurance segment and a $2.0 million impairment charge on intangible assets in our Vertical Software segment. These impairments follow a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. There were no impairment losses on intangible assets and goodwill in the six months ended June 30, 2024.
Interest expense. Year-to-date interest expense, increased by $10.2 million, or 93%, from $11.0 million in the same period in 2023. The increase is mainly due to interest at a higher weighted average rate on a higher aggregate debt balance after issuance of the 2028 Notes in April 2023. The non-cash amortization of debt discount and issuance costs also contributed to the increase.
Change in fair value of derivatives. The fair value of the derivatives changed more in the six months ended June 30, 2024, than in the three months ended June 30, 2023, as the current year includes a full six months of change whereas the prior year includes only the period of time after the 2028 Notes were issued in April 2023. The value is driven by various factors, including the fair value of the underlying debt and assumptions regarding timing of possible repurchase events. See Note 4 in the unaudited Notes to Condensed Consolidated Financial Statements.
Gain on extinguishment of debt. In connection with the issuance of the 2028 Notes and partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt during the six months ended June 30, 2023. For the six months ended June 30, 2024, we recognized an $4.9 million gain on extinguishment of debt related to the partial repurchase of the 2026 Notes. See Note 7 in the unaudited Notes to Condensed Consolidated Financial Statements.
Investment income and realized gains, net of investment expenses. Investment income and realized gains, net of investment expenses, were $7.2 million and $2.0 million in the six months ended June 30, 2024 and 2023, respectively. Total investments balance was $135.6 million at June 30, 2024, and $92.7 million at June 30, 2023. A higher investment balance was the primary reason for the increased investment income.
Other income, net. Other income, net, increased by $22.7 million from $2.3 million in the six months ended June 30, 2023, to $25.1 million in the six months ended June 30, 2024. The increase is due to recoveries of losses on reinsurance contract of $13.5 million and gain on settlement of contingent consideration of $14.9 million. These are offset by loss on sale of EIG business of $5.3 million. See Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements for detail of other income, net, for each period presented.
Segment Results
SEGMENT REVENUE
The following table summarizes revenue by segment for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Vertical Software segment
Software and service subscriptions	$35,189	$34,333	$856	2%
Move-related transactions	15,978	20,015	(4,037)	(20)%
Post-move transactions	8,921	8,714	207	2%
Total Vertical Software segment revenue	60,088	63,062	(2,974)	(5)%

Insurance segment
Insurance and warranty premiums, commissions and policy fees	166,199	123,072	43,127	35%
Total Insurance segment revenue	166,199	123,072	43,127	35%

Total revenue	$226,287	$186,134	$40,153	22%

For the six months ended June 30, 2024, Vertical Software segment revenue was $60.1 million or 27% of total revenue. For the six months ended June 30, 2023, Vertical Software segment revenue was $63.1 million or 34% of total revenue. The decrease in Vertical Software segment revenue was primarily driven by the decline of our corporate relocation business, within move-related transaction, and was partially offset by price increase in our SaaS businesses, within software and service subscriptions.
Insurance segment revenue was $166.2 million or 73% of total revenue for the six months ended June 30, 2024. Insurance segment revenue was $123.1 million or 66% of total revenue for the six months ended June 30, 2023. The increase is mainly driven by lower reinsurance ceding and as a 28% increase in Annualized Premium per Policy. These were partially offset by a reduction in policies in force.

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
The following table summarizes Segment Adjusted EBITDA (Loss) for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Segment Adjusted EBITDA (Loss):
Vertical Software	$5,901	$1,420	$4,481	316%
Insurance	(30,205)	(38,366)	8,161	(21)%
Subtotal	(24,304)	(36,946)	12,642	(34)%
Corporate and other	(27,257)	(28,070)	813	(3)%
Adjusted EBITDA (Loss)	$(51,561)	$(65,016)	$13,455	(21)%

Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $(30.2) million in the six months ended June 30, 2024, compared to $(38.4) million in the same period last year. The improvement over the same period last year was a result of lower non-catastrophic losses and our insurance profitability actions, including premium per policy increases of 28%, increasing deductibles, non-renewal of higher risk policies, and introducing coverage exclusions for select risks. These improvements were partially offset by the effects of extreme weather events. See Note 10 in the unaudited Notes to Condensed Consolidated Financial Statements for tabular presentation of premiums and net losses.
Vertical Software Segment Adjusted EBITDA (Loss) was $5.9 million in the six months ended June 30, 2024, which improved compared to prior year due to pricing increases and strong cost control, including a reduction in workforce and stronger emphasis on our more profitable services in our moving businesses.
Corporate expenses were $27.3 million in the current year-to-date period, a $0.8 million decrease from the same period in the prior year due to successful cost reduction efforts across the company. Corporate expenses decreased to 12% of total revenue for the six months ended June 30, 2024, from 15% in the same period in the prior year.

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
The following table reconciles Net loss to Adjusted EBITDA (Loss) for the three and six months ended June 30, 2024 and 2023 (dollar amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(64,323)	$(86,963)	$(77,685)	$(125,703)
Interest expense	10,326	8,775	21,113	10,963
Income tax provision (benefit)	688	29	866	(82)
Depreciation and amortization	6,202	6,214	12,519	12,229
Mark-to-market losses (gains)	5,405	279	5,398	(220)
Gain on extinguishment of debt	—	(81,354)	(4,891)	(81,354)
Impairment loss on intangible assets and goodwill	—	55,211	—	57,232
Impairment loss on property, equipment, and software	—	254	—	254
Stock-based compensation expense	7,105	6,404	12,473	13,298
Loss (gain) on reinsurance contract (1)	(1,095)	48,244	(1,106)	48,244
Other income, net (2)	(704)	(1,578)	(22,206)	(2,340)
Restructuring costs (3)	1,635	1,093	1,792	2,077
Acquisition and other transaction costs	(12)	258	166	386
Adjusted EBITDA (Loss)	$(34,773)	$(43,134)	$(51,561)	$(65,016)
Adjusted EBITDA (Loss) as a percentage of revenue	(31)%	(44)%	(23)%	(35)%
______________________________________
(1)See Note 10 in the notes to unaudited condensed consolidated financial statements.
(2)Difference from Other Income, net in Condensed Consolidated Statements of Operations and Comprehensive Loss is primarily due to a portion of the income resulting from the Aon business collaboration agreement, disclosed in Note 10, that is not a non-GAAP adjustment.
(3)Primarily consists of costs related to forming a reciprocal exchange and share contributions to HOA (see Note 8)

Adjusted EBITDA (Loss) for the three months ended June 30, 2024, was $(34.8) million, a $8.4 million improvement from Adjusted EBITDA (Loss) of $(43.1) million for the same period in 2023. The improvement in Adjusted EBITDA (Loss) in 2024 is primarily driven by insurance profitability actions, including price increases implemented over the last year, as well as cost reductions across the business. We are seeing the benefit of prior year investments in sales and marketing and investments in establishing and maintaining the requirements of the Sarbanes-Oxley Act (“SOX”) and other internal controls across IT and accounting organizations. These improvements were partially offset by the effects of extreme weather events, lower ceding, and the decline of the corporate relocation business in our Vertical Software segment.
Adjusted EBITDA (Loss) for the six months ended June 30, 2024, was $(51.6) million, a $13.5 million improvement from Adjusted EBITDA (Loss) of $(65.0) million for the same period in 2023. The improvement in Adjusted EBITDA (Loss) in 2024 is primarily driven by insurance profitability actions, including price increases implemented over the last year, as well as cost reductions across the business. These improvements were partially offset by the effects of extreme weather events, lower ceding, and the decline of the corporate relocation business in our Vertical Software segment.

Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $274.2 million and restricted cash and cash equivalents of $11.1 million. Restricted cash equivalents as of June 30, 2024 includes $1.8 million held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”), $1.6 million held in certificates of deposits and money market mutual funds pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors, $6.7 million in funds held for the payment of possible warranty claims as required under regulatory guidelines in twenty-one states, and $1.0 million related to acquisition indemnifications.
We have incurred net losses since our inception and have an accumulated deficit at June 30, 2024, and December 31, 2023, totaling $799.7 million and $722.1 million, respectively.
As of June 30, 2024, and December 31, 2023, we had $550.5 million and $558.7 million, respectively, of aggregate principal amount outstanding in convertible notes, promissory notes, line of credit, term loan facility, and advance funding arrangement. In February 2024, we repurchased $8.0 million aggregate principal amount of our 2026 Notes. We paid $3.0 million, or 37.5% of par value, plus accrued interest. We recognized a $4.9 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
Based on our current operating and growth plan, management believes cash and cash equivalents at June 30, 2024, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
Porch Group, Inc. is a holding company that transacts the majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from our subsidiaries. Our insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of June 30, 2024, our insurance carrier, HOA, held cash and cash equivalents of $194.7 million and investments of $98.1 million.
We recently completed a contribution of a total of 18.3 million newly issued shares of our common stock to HOA. The contribution was completed across two issuances: 13.8 million shares on July 31, 2024, and 4.5 million shares on June 26, 2024. This contribution supports the planned transition of Porch’s insurance underwriting business to a reciprocal exchange and helps to bolster HOA’s balance sheet strength and rating after Texas May weather impacted surplus. In addition, the contribution increases HOA’s long-term surplus position, which better positions HOA for any future third party surplus note capital raise, and is expected to support premium growth in 2025 and beyond. Should Porch’s share price increase going forward, this would grow HOA’s surplus, thereby supporting higher premium levels. While the shares contributed to HOA have been issued and are outstanding, as provided under Delaware law, these shares will neither be entitled to vote nor be counted for quorom purposes so long as HOA (or any successor transferee) holds the shares and is a direct or indirect subsidiary of Porch or is otherwise controlled, directly or indirectly, by Porch. For accounting purposes, the shares contributed to HOA are considered treasury stock because HOA is a subsidiary that is included in our consolidated financial results. While this increases HOA’s surplus, there is no GAAP impact to the condensed consolidated financial statements.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 10 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of our reinsurance programs.
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

The following table provides a summary of cash flow data for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net cash used in operating activities	$(17,505)	$(8,777)	$(8,728)	99%
Net cash provided by (used in) investing activities	8,764	(7,950)	16,714	(210)%
Net cash provided by (used in) financing activities	(3,126)	92,972	(96,098)	(103)%
Change in cash, cash equivalents and restricted cash	$(11,867)	$76,245	$(88,112)	(116)%

Operating Cash Flows
Net cash used in operating activities was $17.5 million for the six months ended June 30, 2024. Net cash used in operating activities consists of net loss of $77.7 million, adjusted for non-cash items. Non-cash adjustments include stock-based compensation expense of $12.5 million, depreciation and amortization of $12.5 million, non-cash interest expense of $17.3 million, loss (gain) on settlement of contingent consideration of $(14.9) million, and loss (gain) on remeasurement of derivative liability of $6.7 million. Net loss and non-cash adjustments were partially offset by positive cash flow from the non-recurring cash receipt of $25 million related to the Aon agreement (see Note 10 in the notes to the unaudited condensed consolidated financial statements).
Net cash used in operating activities was $8.8 million for the six months ended June 30, 2023. Net cash used in operating activities consists of net loss of $125.7 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include impairment loss on goodwill and intangible assets of $57.2 million, stock-based compensation expense of $13.3 million, depreciation and amortization of $12.2 million, non-cash interest expense of $9.8 million, loss (gain) on remeasurement of contingent consideration of $(2.8) million, and loss (gain) on remeasurement of private warrant liability of $(0.4) million. Net changes in working capital were net proceeds of cash of $56.2 million, primarily due to increases in deferred revenue, losses and loss adjustment expense reserves and other insurance liabilities, offset by higher reinsurance balance due.
Investing Cash Flows
Net cash provided by (used in) investing activities was $8.8 million for the six months ended June 30, 2024. Net cash provided by (used in) investing activities is primarily related to proceeds from sale of EIG of $10.9 million and maturities and sales of investments of $22.6 million offset by purchases of investments of $19.2 million and investments in developing internal-use software of $5.5 million.
Net cash provided by (used in) investing activities was $(8.0) million for the six months ended June 30, 2023. Net cash provided by (used in) investing activities is primarily related to acquisitions, net of cash acquired of $2.0 million, purchases of investments of $23.6 million, investments in developing internal-use software of $4.7 million, and purchases of property and equipment of $0.7 million. This was offset by the cash inflows related to maturities and sales of investments of $23.0 million.
Financing Cash Flows
Net cash provided by (used in) financing activities was $(3.1) million for the six months ended June 30, 2024. Net cash provided by (used in) financing activities is primarily related to the repurchase of the 2026 Notes of $3.0 million.
Net cash provided by (used in) financing activities was $93.0 million for the six months ended June 30, 2023. Net cash provided by financing activities is primarily related to proceeds from a term loan and line of credit, partially offset by repayments of advance funding and debt.

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the 2023 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements include in the 2023 Annual Report. There have been no material changes to these policies during the six months ended June 30, 2024.

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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024, and December 31, 2023, we have interest-bearing debt of $550.5 million and $558.7 million, respectively. Our 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) have a principal balance of $217 million as of June 30, 2024, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Interest expense recognized related to the 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) was approximately $0.7 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively, including contractual interest expense and amortization of debt issuance costs. Our 6.75% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) have a principal balance of $333.3 million as of June 30, 2024, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Interest expense recognized related to the 2028 Notes was approximately $9.9 million and $7.3 million in the three months ended June 30, 2024 and 2023, respectively, and $19.8 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense for the 2028 Notes includes both contractual interest expense and amortization of debt issuance costs and discount. Contractual interest expense was $5.6 million and $4.4 million for the three months June 30, 2024 and 2023, respectively, and was $11.3 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of debt issuances costs and discount was $4.3 million and $2.9 million for the three months ended June 30, 2024 and 2023, and was $8.6 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. Because the coupon rates are fixed, interest expense on the 2026 Notes and the 2028 Notes will not change if market interest rates increase. Other debt as of June 30, 2024, totaled $0.2 million and is variable-rate. A 1% increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.
As of June 30, 2024, our insurance segment has a $135.6 million portfolio of fixed income securities and an unrealized gain (loss) of $(4.9) million, as described in Note 3 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
As of June 30, 2024, accounts receivable and reinsurance balances due were $21.4 million and $104.7 million, respectively, were not interest-bearing assets, and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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
Foreign Currency Risk
There was no material foreign currency risk for the six months ended June 30, 2024. Our activities to date have been conducted primarily in the United States.

Other Risks
We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of June 30, 2024.
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
Regulatory factors could impact the value at which HOA carries contributed shares on its statutory financial statements, negatively impact HOA regulatory surplus, and require us to take additional steps to enable HOA to adhere to regulatory requirements and maintain its financial stability rating.
As a Texas domestic property and casualty insurer, HOA is subject to various regulatory requirements, including minimum surplus as regards to policyholders and requirements relating to the credit quality, liquidity and diversification of investments. The amount of surplus and investments maintained by HOA also impacts its financial stability rating. Pursuant to the contribution transactions described in Note 8 and Note 18 of the unaudited Notes to Condensed Consolidated Financial Statements, a total of 18.3 million shares of common stock were contributed to HOA primarily to support its compliance with requirements under Texas law relating to surplus and to maintain its financial stability rating. The value at which the contributed shares are carried on the statutory financial statements of HOA is subject to ongoing regulatory risks, including the following:
•Valuation of the contributed shares for purposes of HOA statutory financial statements remains subject to continuing oversight by the Texas Department of Insurance (“TDI”), which may in the future require that the shares be recorded at a more steeply discounted value than TDI initially approved depending upon our results of operation and other future events, including excess losses incurred by the HOA insurance business due to severe weather events.
•Other restrictions under Texas law on the total amount HOA may invest in an affiliate such as Porch Group, Inc., which could limit the portion of the contributed shares’ value that can be included as admitted assets on its statutory financial statements.
These and other regulatory factors beyond our control or that we have not anticipated could negatively impact the value at which the contributed shares are recorded on the selling stockholder’s statutory financial statements in future filings with TDI, which could negatively impact the selling stockholder’s surplus position and its Demotech, Inc. financial stability rating. In such event, our strategy to bolster the selling stockholder’s surplus through the contribution of shares may prove ineffective, and we may need to contribute cash or other admitted assets or take other steps to enable the selling stockholder to adhere to Texas regulatory requirements, including as to surplus, and to maintain its financial stability rating. Our ability to effectively maintain the selling stockholder’s surplus position due to these factors will be subject to numerous risks, such as whether we have sufficient cash or other assets that would count as admitted assets of the selling stockholder under Texas insurance law available for additional contributions to the selling stockholder or the availability of additional debt or equity financing in the event that we do not. The availability of additional debt or equity financing is subject to numerous risks, including the trading price of our common stock at such time, other market conditions, and restrictions under the indentures governing our outstanding convertible senior notes on the incurrence of additional indebtedness.

A sustained decline in the price of our common stock would negatively impact HOA regulatory surplus, which may require us to contribute additional funds or shares to enable HOA to adhere to regulatory requirements and maintain its financial stability rating.

The shares of our common stock held by HOA represent a significant portion of its surplus as regards to policyholders. The value at which HOA carries these shares for regulatory financial reporting purposes will fluctuate over time with changes in the trading price of our common stock. A decline in the trading price of our common stock (whether sustained or temporary but at quarter end) would negatively impact the amount of surplus that HOA reports on its statutory financial statements. It is possible that this could require us to contribute additional funds to enable HOA to adhere to regulatory requirements relating to surplus and to maintain its financial stability rating. In such case, if we do not have sufficient cash resources on hand to fund needed contributions, we may need to raise additional capital through equity or debt financings or contribute additional shares of our common stock instead. Additional equity financings could result in significant additional dilution to existing stockholders, and we face significant restrictions on our ability to obtain additional debt financing due to the restrictive covenants under the indentures governing our outstanding convertible senior notes. As a result of these and other factors, additional capital may not be available on terms that are acceptable, if at all, which, if acceptable to TDI, could require us to contribute additional shares of our common stock to HOA to enable it to remain in compliance with regulatory requirements and maintain its financial stability rating, which could be delayed if such additional contribution were subject to shareholder approval under applicable Nasdaq listing rules. The contribution of additional shares of common stock to HOA and the possibility that HOA may sell such additional shares could cause the price of our common stock to decline and make it more difficult for us to raise funds through the sale of equity.
Future sales of our common stock by HOA could cause our stock price to decline and be dilutive.
Although HOA holds the shares of common stock described in this Quarterly Report on Form 10-Q primarily to strengthen its surplus position and maintain its financial stability rating, HOA may sell all or a portion of the shares from time to time in the future as it may deem necessary or appropriate to support the needs of its business, including, for example, to generate additional cash to pay claims and expenses, to improve liquidity and asset diversification, to otherwise meet applicable regulatory requirements and maintain its financial stability rating, or to finance the acquisition of new business. In addition, HOA could be forced to sell shares if insurance regulatory authorities disallow the shares to be recorded as admitted assets on its statutory financial statements or require the shares to be recorded at a greater discount than initially approved by TDI. Additionally, if HOA is placed under receivership by TDI, the receiver may sell shares in connection with the liquidation or rehabilitation of HOA. The timing and amount of any such sales, and the offering price and proceeds thereof, cannot be predicted as of the date of this prospectus. Market conditions, the method of distribution and other factors could make it difficult for the selling shareholder to sell shares when necessary to meet underlying needs or objectives. The sale of shares of our common stock by HOA in the public market, or the perception by the market that those sales could occur, may cause the market price of our common stock to decline. Such sales, or the possibility that such sales may occur, also could make it more difficult for us to raise funds through the sale of equity in the future. Once shares are sold by HOA to unrelated parties, they will no longer be treated as treasury shares for financial reporting purposes, may be dilutive to earnings per share, will be entitled to vote and will count for quorum purposes.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.2	Amended and Restated By-Laws of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 29, 2020).
10.1#*	Non-Employee Director Compensation Policy
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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
#Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 6, 2024

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)