Form 10-Q
period 2024-09-30
Porch Group, Inc.
filed 2024-11-07
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of November 1, 2024, was 119,543,583. This includes 18,312,208 shares of common stock held by Homeowners of America Insurance Company, the registrant’s subsidiary.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$206,728	$258,418
Accounts receivable, net	21,318	24,288
Short-term investments	31,843	35,588
Reinsurance balance due	103,429	83,582
Prepaid expenses and other current assets	17,027	13,214
Deferred policy acquisition costs	16,575	27,174
Restricted cash and cash equivalents	9,950	38,814
Total current assets	406,870	481,078
Property, equipment, and software, net	21,141	16,861
Goodwill	191,907	191,907
Long-term investments	165,935	103,588
Intangible assets, net	73,273	87,216
Other assets	8,138	18,743
Total assets	$867,264	$899,393

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,145	$8,761
Accrued expenses and other current liabilities	46,946	59,396
Deferred revenue	251,777	248,683
Refundable customer deposits	13,126	17,980
Current debt	150	244
Losses and loss adjustment expense reserves	100,610	95,503
Other insurance liabilities, current	73,753	31,585
Total current liabilities	491,507	462,152
Long-term debt	398,882	435,495
Other liabilities	53,918	37,429
Total liabilities	944,307	935,076
Commitments and contingencies (Note 14)
Stockholders' deficit
Common stock, $0.0001 par value:	10	10
Authorized shares – 400 million and 400 million, at September 30, 2024, and December 31, 2023, respectively
Issued and outstanding shares – 118.9 million (1) and 97.1 million, at September 30, 2024, and December 31, 2023, respectively
Additional paid-in capital	709,364	690,223
Accumulated other comprehensive loss	(1,058)	(3,860)
Accumulated deficit	(785,359)	(722,056)
Total stockholders' deficit	(77,043)	(35,683)
Total liabilities and stockholders' deficit	$867,264	$899,393
______________________________________
(1)Includes 18.3 million shares of common stock held by Homeowners of America Insurance Company as of September 30, 2024.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(all numbers in thousands unless otherwise state, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$111,200	$129,556	$337,487	$315,690
Operating expenses:
Cost of revenue	47,076	52,961	214,566	185,566
Selling and marketing	27,233	40,135	94,378	107,357
Product and technology	14,559	14,446	43,210	43,891
General and administrative	24,875	28,659	75,504	77,267
Provision for (recovery of) doubtful accounts	(39)	(6,844)	(520)	42,111
Impairment loss on intangible assets and goodwill	—	—	—	57,232
Total operating expenses	113,704	129,357	427,138	513,424
Operating income (loss)	(2,504)	199	(89,651)	(197,734)
Other income (expense):
Interest expense	(10,645)	(10,267)	(31,758)	(21,230)
Change in fair value of private warrant liability	50	260	1,076	620
Change in fair value of derivatives	(1,048)	510	(7,772)	(2,440)
Gain on extinguishment of debt	22,545	—	27,436	81,354
Investment income and realized gains, net of investment expenses	3,787	2,485	10,957	4,492
Other income, net	2,014	1,185	27,092	3,525
Total other income (expense)	16,703	(5,827)	27,031	66,321
Income (loss) before income taxes	14,199	(5,628)	(62,620)	(131,413)
Income tax benefit (provision)	183	(116)	(683)	(34)
Net income (loss)	$14,382	$(5,744)	$(63,303)	$(131,447)
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	3,840	(1,567)	2,802	(1,472)
Comprehensive income (loss)	$18,222	$(7,311)	$(60,501)	$(132,919)

Net income (loss) per share - basic	$0.14	$(0.06)	$(0.64)	$(1.37)
Net income (loss) per share - diluted	$0.12	$(0.06)	$(0.64)	$(1.37)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of June 30, 2024	100,025	$10	$702,720	$(799,741)	$(4,898)	$(101,909)
Net income	—	—	—	14,382	—	14,382
Other comprehensive income, net of tax	—	—	—	—	3,840	3,840
Stock-based compensation	598	—	6,735	—	—	6,735
Income tax withholdings	(51)	—	(91)	—	—	(91)
Balances as of September 30, 2024	100,572	$10	$709,364	$(785,359)	$(1,058)	$(77,043)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of June 30, 2023	98,169	$10	$683,151	$(713,827)	$(6,076)	$(36,742)
Net loss	—	—	—	(5,744)	—	(5,744)
Other comprehensive loss, net of tax	—	—	—	—	(1,567)	(1,567)
Stock-based compensation	372	—	6,979	—	—	6,979
Exercise of stock options	7	—	2	—	—	2
Income tax withholdings	(66)	—	(108)	—	—	(108)
Balances as of September 30, 2023	98,482	$10	$690,024	$(719,571)	$(7,643)	$(37,180)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) – Continued
(all numbers in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2023	97,061	$10	$690,223	$(722,056)	$(3,860)	$(35,683)
Net loss	—	—	—	(63,303)	—	(63,303)
Other comprehensive income, net of tax	—	—	—	—	2,802	2,802
Stock-based compensation	3,523	—	19,208	—	—	19,208
Exercise of stock options	328	—	1,027	—	—	1,027
Income tax withholdings	(340)	—	(1,094)	—	—	(1,094)
Balances as of September 30, 2024	100,572	10	$709,364	$(785,359)	$(1,058)	$(77,043)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2022	98,206	$10	$670,537	$(585,023)	$(6,171)	$79,353
Net loss	—	—	—	(131,447)	—	(131,447)
Other comprehensive loss, net of tax	—	—	—	—	(1,472)	(1,472)
Stock-based compensation	2,295	—	20,277	—	—	20,277
Exercise of stock options	12	—	10	—	—	10
Income tax withholdings	(635)	—	(991)	—	—	(991)
Repurchases of common stock	(1,396)	—	—	(3,101)	—	(3,101)
Proceeds from sale of common stock	—	—	191	—	—	191
Balances as of September 30, 2023	98,482	$10	$690,024	$(719,571)	$(7,643)	$(37,180)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(63,303)	$(131,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	18,568	18,501
Provision for (recovery of) doubtful accounts	(520)	42,111
Impairment loss on intangible assets and goodwill	—	57,232
Gain on extinguishment of debt	(27,436)	(81,354)
Loss on divestiture of business	5,331	—
Change in fair value of private warrant liability	(1,076)	(620)
Change in fair value of contingent consideration	(158)	(3,597)
Change in fair value of derivatives	7,772	2,440
Stock-based compensation	19,208	20,277
Non-cash interest expense	27,624	20,214
Gain on settlement of contingent consideration	(14,930)	—
Other	(2,956)	1,002
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(1,675)	(1,344)
Reinsurance balance due	(18,456)	159,368
Deferred policy acquisition costs	10,599	(23,746)
Accounts payable	(3,616)	2,778
Accrued expenses and other current liabilities	(12,153)	(9,323)
Losses and loss adjustment expense reserves	5,107	29,143
Other insurance liabilities, current	42,168	(7,527)
Deferred revenue	2,777	(4,696)
Refundable customer deposits	(4,948)	(12,248)
Other assets and liabilities, net	6,993	(2,266)
Net cash provided by (used in) operating activities	(5,080)	74,898
Cash flows from investing activities:
Purchases of property and equipment	(331)	(776)
Capitalized internal use software development costs	(8,590)	(6,923)
Purchases of short-term and long-term investments	(98,148)	(59,851)
Maturities, sales of short-term and long-term investments	43,990	35,321
Proceeds from sale of business	10,870	—
Acquisitions, net of cash acquired	—	(1,974)
Net cash used in investing activities	(52,209)	(34,203)
Cash flows from financing activities:
Proceeds from advance funding	—	319
Repayments of advance funding	—	(2,962)
Proceeds from issuance of debt	—	116,667
Repayments of principal	(23,199)	(10,150)
Cash paid for debt issuance costs	—	(4,650)
Repurchase of stock	—	(5,608)
Other	(66)	(1,202)
Net cash provided by (used in) financing activities	(23,265)	92,414
Net change in cash and cash equivalents & restricted cash and cash equivalents	$(80,554)	$133,109
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	$297,232	$228,605
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$216,678	$361,714

Supplemental schedule of non-cash investing and financing activities
Non-cash reduction of convertible notes	$28,180	$—
Non-cash reduction in advanced funding arrangement obligations	$94	$11,530
Supplemental disclosures
Cash paid for interest	$12,513	$2,155
Income tax refunds paid (received)	$546	$(2,380)
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
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 28 thousand companies that are key to the home-buying transaction, such as home inspectors, mortgage companies, and title companies. These relationships provide us with early insights to United States (“U.S.”) homebuyers. In partnership with these companies, we have the ability to help simplify the move for consumers with services such as insurance, warranty, moving and more.
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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other interim period or future year due to various factors such as management estimates and the seasonal nature of some portions of our insurance business.
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
Our insurance carrier subsidiary has exposure and remains liable in the event of insolvency of its reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. As of September 30, 2024, three reinsurers represented more than 10% individually, and 68% in the aggregate, of total reinsurance balance due on the Condensed Consolidated Balance Sheets.
Substantially all revenues in the Insurance segment are derived from customers in Texas (which represent approximately 71% of Insurance segment revenues in the nine months ended September 30, 2024), South Carolina, North Carolina, Virginia, Arizona, and Illinois, which could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of total consolidated revenue for the three and nine months ended September 30, 2024 or 2023. As of September 30, 2024, and December 31, 2023, no individual customer accounted for 10% or more of total accounts receivable, net, on the Condensed Consolidated Balance Sheets.
As of September 30, 2024, we held approximately $205.1 million of cash with five U.S. commercial banks.
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We maintain cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. The following table provides the components of restricted cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Held as collateral by captive reinsurer for benefit of HOA (1)	$1,062	$28,341
Pledged to state departments of insurance (2)	1,201	1,340
Held for payment of possible warranty claims (3)	6,687	7,273
Other	1,000	1,860
Restricted cash and cash equivalents	$9,950	$38,814
______________________________________
(1)Held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”).
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.
(3)Required under regulatory guidelines in 22 states and 19 states as of September 30, 2024 and December 31, 2023, respectively.
The reconciliation of cash, cash equivalents, and restricted cash and cash equivalents to amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$206,728	$258,418
Restricted cash and cash equivalents	9,950	38,814
Cash, cash equivalents, and restricted cash and cash equivalents	$216,678	$297,232

Accounts Receivable and Long-term Insurance Commissions Receivable
Accounts receivable consist principally of amounts due from enterprise customers, other corporate partnerships, and individual policyholders. We estimate allowances for uncollectible receivables based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at September 30, 2024, and December 31, 2023, was $0.9 million and $0.6 million, respectively.

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
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DAC”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by our insurance company subsidiary of new or renewal insurance contracts. DAC are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DAC is also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DAC is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC. Amortized deferred acquisition costs included in selling and marketing expense, amounted to $8.2 million and $15.7 million, for the three months ended September 30, 2024 and 2023, respectively, and $31.3 million and $34.3 million, for the nine months ended September 30, 2024 and 2023, respectively.
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
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited Condensed Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Ceded reinsurance premiums payable	$41,889	$10,500
Commissions payable, reinsurers and agents	8,141	4,650
Advance premiums	18,244	5,975
Funds held under reinsurance treaty	4,339	9,820
General and accrued expenses payable	1,140	640
Other insurance liabilities, current	$73,753	$31,585
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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires that public entities disclose, on an annual and interim basis, disaggregated information about specific expense categories (including employee compensation, depreciation, and amortization) presented on the face of the income statement. The guidance will first be effective in our annual disclosures for the year ending December 31, 2027. Early adoption is permitted. We are in the process of assessing the impact of ASU 2024-03 on our disclosures.

Note 2. Revenue
Disaggregation of Revenue
The following table provides detail of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Vertical Software segment
Software and service subscriptions	$18,582	$17,307	$53,771	$51,640
Move-related transactions	8,311	12,488	24,289	32,503
Post-move transactions	4,359	4,533	13,280	13,247
Total Vertical Software segment revenue	31,252	34,328	91,340	97,390

Insurance segment
Insurance and warranty premiums, commissions and policy fees(1)	79,948	95,228	246,147	218,300
Total Insurance segment revenue	79,948	95,228	246,147	218,300

Total revenue	$111,200	$129,556	$337,487	$315,690
______________________________________
(1)Revenue recognized during the three months ended September 30, 2024 and 2023, includes revenue of $73.6 million and $88.2 million, respectively, which is accounted for separately from the revenue from contracts with customers. Revenue accounted separately from the revenue from contracts with customers for the nine months ended September 30, 2024 and 2023, was $229.5 million and $193.2 million, respectively.

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
Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the nine months ended September 30, 2024, is presented below:

Contract Assets
Balance at December 31, 2023	$17,393
Estimated lifetime value of commissions on insurance policies sold by carriers	1,056
Cash receipts	(381)
Value of commissions sold with business disposition (Note 15)	(16,982)
Balance at September 30, 2024	$1,086

As of September 30, 2024, and December 31, 2023, $0.2 million and $4.0 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets. The remaining $0.9 million and $13.4 million as of September 30, 2024, and December 31, 2023, respectively, of contract assets are expected to be collected after the immediately following 12 months and were included in other assets on the unaudited Condensed Consolidated Balance Sheets.
Deferred Revenue
A summary of the activity impacting Vertical Software segment deferred revenue balances during the nine months ended September 30, 2024, is presented below:

Balance at December 31, 2023	$3,715
Revenue recognized	(14,639)
Additional amounts deferred	14,816
Balance at September 30, 2024	$3,892

Revenue recognized for performance obligations satisfied during the nine month ended September 30, 2024, includes $3.7 million that was included in the deferred revenue balances as of December 31, 2023.
Deferred revenue on the unaudited condensed consolidated balance sheet as of September 30, 2024, and December 31, 2023, includes $247.9 million and $245.0 million, respectively, of deferred revenue related to the Insurance segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited condensed consolidated balance sheets, is immaterial as of September 30, 2024, and December 31, 2023.
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
Warranty Revenue and Related Balance Sheet Disclosures
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. The following table provides balances as of the dates shown.

	September 30, 2024	December 31, 2023
Refundable customer deposits	$13,054	$17,911
Deferred revenue	$4,404	$3,887
Non-current deferred revenue (1)	$2,539	$2,856
____________________________________
(1)Non-current deferred revenue is included in other liabilities in Condensed Consolidated Balance Sheets.
For the three months ended September 30, 2024 and 2023, we incurred $2.2 million and $1.6 million, respectively, in expenses related to warranty claims. For the nine months ended September 30, 2024 and 2023, we incurred $5.5 million and $4.1 million, respectively, in expenses related to warranty claims.

Note 3. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income, net of investment expenses	$3,645	$2,515	$10,884	$4,618
Realized gains on investments	172	61	213	72
Realized losses on investments	(30)	(91)	(140)	(198)
Investment income and realized gains, net of investment expenses	$3,787	$2,485	$10,957	$4,492
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$28,000	$130	$(214)	$27,916
Obligations of states, municipalities and political subdivisions	16,021	152	(611)	15,562
Corporate bonds	75,723	1,047	(1,281)	75,489
Residential and commercial mortgage-backed securities	66,445	724	(751)	66,418
Other loan-backed and structured securities	12,474	97	(178)	12,393
Total investment securities	$198,663	$2,150	$(3,035)	$197,778

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$43,931	$95	$(330)	$43,696
Obligations of states, municipalities and political subdivisions	18,281	100	(961)	17,420
Corporate bonds	51,678	430	(2,067)	50,041
Residential and commercial mortgage-backed securities	25,452	153	(1,004)	24,601
Other loan-backed and structured securities	3,694	13	(289)	3,418
Total investment securities	$143,036	$791	$(4,651)	$139,176

The amortized cost and fair value of securities at September 30, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$24,618	$24,592
Due after one year through five years	46,019	45,972
Due after five years through ten years	35,226	34,659
Due after ten years	13,881	13,744
Residential and commercial mortgage-backed securities	66,445	66,418
Other loan-backed and structured securities	12,474	12,393
Total	$198,663	$197,778

Investments as of September 30, 2024, include $31.8 million of investments held by our captive reinsurance businesses as collateral for the benefit of HOA. Of this amount, $6.1 million is classified as short-term investments, and $25.7 million is classified as long-term investments.
Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2024	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(177)	$3,737	$(37)	$296	$(214)	$4,033
Obligations of states, municipalities and political subdivisions	(531)	6,518	(80)	1,201	(611)	7,719
Corporate bonds	(1,089)	17,070	(192)	3,745	(1,281)	20,815
Residential and commercial mortgage-backed securities	(466)	9,314	(285)	2,524	(751)	11,838
Other loan-backed and structured securities	(172)	3,237	(6)	51	(178)	3,288
Total securities	$(2,435)	$39,876	$(600)	$7,817	$(3,035)	$47,693

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2023	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(280)	$12,345	$(50)	$515	$(330)	$12,860
Obligations of states, municipalities and political subdivisions	(813)	8,445	(148)	1,639	(961)	10,084
Corporate bonds	(1,698)	21,104	(369)	4,677	(2,067)	25,781
Residential and commercial mortgage-backed securities	(621)	8,673	(383)	3,072	(1,004)	11,745
Other loan-backed and structured securities	(281)	2,790	(8)	52	(289)	2,842
Total securities	$(3,693)	$53,357	$(958)	$9,955	$(4,651)	$63,312

At September 30, 2024, and December 31, 2023, there were 345 and 410 securities, respectively, in an unrealized loss position. Of these securities, 68 had been in an unrealized loss position for 12 months or longer as of September 30, 2024.
We believe there were no fundamental issues such as credit losses or other factors with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at September 30, 2024.

Note 4. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement as of September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$116,890	$—	$—	$116,890
Debt securities:
U.S. Treasuries	27,916	—	—	27,916
Obligations of states, municipalities and political subdivisions	—	15,562	—	15,562
Corporate bonds	—	75,489	—	75,489
Residential and commercial mortgage-backed securities	—	66,418	—	66,418
Other loan-backed and structured securities	—	12,393	—	12,393
	$144,806	$169,862	$—	$314,668
Liabilities
Contingent consideration - business combinations (1)	$—	$—	$3,367	$3,367
Private warrant liability (2)	—	—	75	75
Embedded derivatives (2)	—	—	35,903	35,903
	$—	$—	$39,345	$39,345

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$165,744	$—	$—	$165,744
Debt securities:
U.S. Treasuries	43,696	—	—	43,696
Obligations of states, municipalities and political subdivisions	—	17,420	—	17,420
Corporate bonds	—	50,041	—	50,041
Residential and commercial mortgage-backed securities	—	24,601	—	24,601
Other loan-backed and structured securities	—	3,418	—	3,418
	$209,440	$95,480	$—	$304,920
Liabilities
Contingent consideration - business combinations (3)	$—	$—	$18,455	$18,455
Private warrant liability (4)	—	—	1,151	1,151
Embedded derivatives (4)	—	—	28,131	28,131
	$—	$—	$47,737	$47,737
______________________________________
(1)The Condensed Consolidated Balance Sheets include $1.4 million in accrued expenses and other current liabilities and $2.0 million in other liabilities as of September 30, 2024, for contingent consideration related to business combinations.
(2)Private warranty liability and embedded derivatives balances are included in other liabilities in the Condensed Consolidated Balance Sheets.
(3)The Condensed Consolidated Balance Sheets include $14.8 million in accrued expenses and other current liabilities and $3.7 million in other liabilities as of December 31, 2023, for contingent consideration related to business combinations.
(4)Private warranty liability and embedded derivatives balances are included in other liabilities in the Condensed Consolidated Balance Sheets.

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
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue of the contingent consideration through the maturity date of August 2026. As of September 30, 2024, the key inputs used to determine the fair value of $3.4 million were management’s cash flow estimates and the discount rate of 16%. As of December 31, 2023, the key inputs used to determine the fair value of $4.4 million were management’s cash flow estimates and the discount rate of 17%.
Private Warrants
We estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of September 30, 2024, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 93%, remaining contractual term of 1.23 years, and stock price of $1.54. As of December 31, 2023, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 95%, remaining contractual term of 1.98 years, and stock price of $3.08.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023, exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of September 30, 2024, our remaining Asset Sale Threshold was $9.1 million (See Note 15).
The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a repurchase, a fundamental change, and qualifying asset sales, ranging from 1% to 49%.
Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

	Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2023	$18,455	$28,131	$1,151
Settlements	(14,930)	—	—
Change in fair value, loss (gain) included in net loss(1)	(158)	7,772	(1,076)
Fair value as of September 30, 2024	$3,367	$35,903	$75

	Contingent Consideration - Earnout	Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2022	$44	$24,546	$—	$707
Additions	—	—	23,870	—
Settlements	—	(420)	—	—
Change in fair value, loss (gain) included in net loss(1)	—	(3,597)	2,440	(620)
Fair value as of September 30, 2023	$44	$20,529	$26,310	$87
______________________________________
(1)Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the private warrant liability and embedded derivatives are included in other income, net, in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Fair Value of Fixed Rate Debt
As of September 30, 2024, and December 31, 2023, the fair value of the 2026 Notes (see Note 7) was $83.0 million and $73.1 million, respectively. As of September 30, 2024, and December 31, 2023, the fair value of the 2028 Notes (see Note 7) was $185.0 million and $196.7 million, respectively. The fair value of the other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 5. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	September 30, 2024	December 31, 2023
Software and computer equipment	$8,361	$8,340
Furniture, office equipment, and other	1,341	1,573
Internally developed software	31,733	24,526
Leasehold improvements	928	1,176
	42,363	35,615
Less: Accumulated depreciation and amortization	(21,222)	(18,754)
Property, equipment, and software, net	$21,141	$16,861

Depreciation and amortization expense related to property, equipment, and software was $1.5 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of September 30, 2024	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	9.0	$69,024	$(30,471)	$38,553
Acquired technology	5.0	28,001	(18,947)	9,054
Trademarks and tradenames	11.0	23,443	(8,208)	15,235
Non-compete agreements	5.0	301	(173)	128
Renewal rights	6.0	9,734	(4,391)	5,343
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$135,463	$(62,190)	$73,273

As of December 31, 2023	Weighted Average Useful Life (in years)	Intangible Assets, gross	Accumulated Amortization And Impairment	Intangible Assets, Net
Customer relationships	8.0	$69,504	$(24,153)	$45,351
Acquired technology	5.0	36,041	(22,358)	13,683
Trademarks and tradenames	11.0	23,443	(6,701)	16,742
Non-compete agreements	3.0	616	(455)	161
Value of business acquired	1.0	400	(400)	—
Renewal rights	6.0	9,734	(3,415)	6,319
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$144,698	$(57,482)	$87,216

The aggregate amortization expense related to intangibles was $4.5 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively, and $13.9 million and $14.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Goodwill
The goodwill balance at September 30, 2024, and December 31, 2023, was $191.9 million and is entirely included in our Vertical Software segment. We had no changes in the carrying amount of goodwill for the nine months ended September 30, 2024.

Note 7. Debt
The following tables summarize outstanding debt as of September 30, 2024, and December 31, 2023.

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior notes, due 2026	$173,771	$(1,850)	$171,921
Convertible senior notes, due 2028	333,334	(106,370)	226,964
Other notes	150	(3)	147
Balance as of September 30, 2024	$507,255	$(108,223)	$399,032

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior notes, due 2026	$225,000	$(3,311)	$221,689
Convertible senior notes, due 2028	333,334	(119,665)	213,669
Advance funding arrangement	94	—	94
Other notes	300	(13)	287
Balance as of December 31, 2023	$558,728	$(122,989)	$435,739

Convertible Senior Notes
Interest expense for our convertible senior notes includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details interest expense recognized for the 0.75% convertible senior notes due in September 2026 (the “2026 Notes”) and 6.75% convertible senior notes due in October 2028 (the “2028 Notes”):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024		2023	2024	2023
Contractual interest expense for 2026 Notes	$399		$422	$1,220	$1,720
Contractual interest expense for 2028 Notes	5,625		5,625	16,875	10,063
Amortization of debt issuance costs and discount for 2026 Notes	295		299	882	1,215
Amortization of debt issuance costs and discount for 2028 Notes	4,711		3,914	13,295	6,713
	$11,030	$11,030	$10,260	$32,272	$19,711

The effective interest rates for the 2026 Notes and 2028 Notes are 1.3% and 17.9%, respectively.
For the three and nine months ended September 30, 2024, we capitalized $0.1 million and $0.4 million, respectively, of interest expense on the 2028 Notes related to ongoing internally developed software projects.
In February 2024, we repurchased $8.0 million aggregate principal amount of our 2026 Notes. We paid $3.0 million, or 37.5% of par value, plus accrued interest. We recognized a $4.9 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
In September 2024, we repurchased $43.2 million aggregate principal amount of our 2026 Notes. We paid $20.2 million, or an average of 46.8% of par value, plus accrued interest. We recognized a $22.5 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.

Advance Funding Arrangement
For certain home warranty contracts, we participated in financing arrangements with third-party financers that provided us with the contract premium upfront, less a financing fee. Third-party financers collected installment payments from the warranty contract customer which satisfied our repayment obligation over a portion of the contract term. We remained obligated to repay the third-party financer if a customer cancels its warranty contract prior to full repayment of the advance funding amount we received. As part of the arrangement, we paid financing fees, which were collected by the third-party financers upfront and were initially recognized as a debt discount. Financing fees were amortized as interest expense under the effective interest method. The implied interest rate varied per contract and was generally approximately 14% of total funding received. As of September 30, 2024, our obligation was completely satisfied with the third-party financers, and we had no outstanding balance.

Note 8. Stockholders' Equity and Warrants
Common Shares Outstanding and Common Stock Equivalents
The following table shows the number of our common shares that could be issued for each component of our capital structure.

	September 30, 2024	December 31, 2023
Outstanding common shares (1)	118,884	97,061

Common shares reserved for future issuance:
Private warrants	1,796	1,796
Stock options (Note 9)	3,231	3,642
Restricted and performance stock units and awards (Note 9)	14,865	12,065
2020 Equity Plan pool reserved for future issuance (Note 9)	6,896	8,009
Convertible senior notes, due 2026 (2)	6,950	8,999
Convertible senior notes, due 2028	13,332	13,332
Contingently issuable shares in connection with acquisitions (3)	—	5,908
Total shares of common stock outstanding and reserved for future issuance	165,954	150,812
______________________________________
(1)Includes 18.3 million shares of common stock held by HOA as of September 30, 2024.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 5 million potentially dilutive shares instead of the shares reported in this table as of September 30, 2024.
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

We recently completed a contribution of a total of 18.3 million newly issued shares of our common stock to HOA. The contribution was completed in two transactions: 13.8 million shares on July 31, 2024, and 4.5 million shares on June 26, 2024. This contribution was made to strengthen HOA’s surplus position and support the planned transition of our insurance underwriting business, including HOA, to a reciprocal exchange. While the shares contributed to HOA have been issued and are outstanding, as provided under Delaware law, these shares will neither be entitled to vote nor be counted for quorom purposes so long as HOA (or any successor transferee) holds the shares and is a direct or indirect subsidiary of Porch or is otherwise controlled, directly or indirectly, by Porch. For accounting purposes, the shares contributed to HOA are considered treasury stock as of September 30, 2024, because HOA is a subsidiary that is included in our consolidated financial results.

Warrants
There was no activity related to private warrants during the nine months ended September 30, 2024 and 2023. As of September 30, 2024, and December 31, 2023, there were 1.8 million private warrants outstanding for common shares. These private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings and are included in “change in fair value of private warrant liability” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 4 for more information.

Note 9. Stock-Based Compensation
The following table summarizes the classification of stock-based compensation expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling and marketing	$732	$1,087	$2,136	$3,028
Product and technology	1,413	1,947	3,934	4,650
General and administrative	4,590	3,945	13,138	12,599
Total stock-based compensation expense	$6,735	$6,979	$19,208	$20,277

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
The following table summarizes Equity Award activity for the nine months ended September 30, 2024:

	Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2023	3,642	8,310	3,754
Granted	—	4,926	2,569
Vested	—	(3,521)	—
Exercised	(328)	—	—
Forfeited, canceled or expired	(83)	(1,150)	(23)
Balances as of September 30, 2024	3,231	8,565	6,300
During nine months ended September 30, 2024, we granted PRSUs that have vesting conditions that are based not only on the employee’s service period but also on either revenue, Adjusted EBITDA, or Total Shareholder Return (“TSR”) through 2026. The PRSUs will vest, if at all, upon our achieving a specified target for each vesting condition. The weighted average grant-date fair value of PRSUs granted during the nine months ended September 30, 2024, was $5.61. TSR will be measured against the total shareholder return of the S&P SmallCap 600 Index during the performance period. The actual number of shares of common stock to be issued to each award recipient at the end of the performance period will be interpolated between a threshold and maximum payout amount based on actual performance results. A participant will earn 50% of the target number of PRSUs for “Threshold Performance,” 100% of the target number of PRSUs for “Target Performance,” and 200% of the target number of PRSUs for “Maximum Performance.” We estimate the grant-date fair value of TSR PRSUs using the Monte Carlo simulation model, as the TSR metric is considered a market condition under ASC Topic 718, Compensation - stock compensation.

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
Reinsurance Impact
The effects of reinsurance on premiums written and earned for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,
	2024		2023
	Written	Earned	Written	Earned
Direct premiums	$130,780	$103,328	$130,952	$117,032
Ceded premiums	(48,408)	(40,855)	30,358	(41,846)
Net premiums	$82,372	$62,473	$161,310	$75,186

	Nine Months Ended September 30,
	2024		2023
	Written	Earned	Written	Earned
Direct premiums	$315,600	$314,262	$349,365	$348,253
Ceded premiums	(138,594)	(117,736)	(34,763)	(188,686)
Net premiums	$177,006	$196,526	$314,602	$159,567

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct losses and LAE	$53,821	$44,273	$243,447	$271,879
Ceded losses and LAE	(14,803)	(1,727)	(51,346)	(115,325)
Net losses and LAE	$39,018	$42,546	$192,101	$156,554

The detail of reinsurance balances due is as follows:

	September 30, 2024	December 31, 2023
Ceded unearned premium	$65,603	$50,697
Losses and LAE reserve	19,682	19,911
Reinsurance recoverable	18,144	12,629
Other	—	345
Reinsurance balance due	$103,429	$83,582

Terminated Reinsurance Contract
During the second quarter of 2023, HOA discovered that Vesttoo Ltd (“Vesttoo”), which arranged capital for one of our reinsurance contracts, faced allegations of fraudulent activity in connection with collateral it provided to HOA and certain other third parties, which allegations have since been confirmed. We communicated and met with regulators and other key stakeholders regarding the fraud committed and the terminated reinsurance contract. This reinsurance agreement provided partial quota share coverage as well as up to approximately $175 million in a catastrophic event.
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary and recognized a charge of $48.2 million in provision for (recovery of) doubtful accounts in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2023. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral. We have been appointed to the statutory committee of unsecured creditors in the Chapter 11 bankruptcy of Vesttoo and are pursuing recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to fraud committed by third parties.
On January 19, 2024, we entered into a five-year business collaboration agreement with Aon Corp. and Aon Re, Inc. ("Aon"), resulting in payments to us of approximately $25 million in January 2024 and additional cash payments through the end of the contract term. Of the cash payments that we have or will receive through the end of the contract term, $8.7 million is non-refundable and immediately recognized in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the remaining amount is potentially refundable to Aon if we breach the agreement, including if we directly or indirectly place reinsurance with brokers unaffiliated with Aon, subject to customary cure rights. The remaining amount will be recognized in other income, net, over the term of the agreement. As part of this agreement, Aon and Porch also signed a mutual release of claims arising from the Vesttoo fraud. Porch has not released any claims against non-Aon parties related to these matters and intends to vigorously pursue recovery. In addition to this arrangement, we have also received cash recoveries from other parties in the amount of $3.0 million during the nine months ended September 30, 2024.

Note 11. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the nine months ended September 30, 2024:

Reserve for unpaid losses and LAE at December 31, 2023	$95,503
Reinsurance recoverables on losses and LAE at December 31, 2023	(19,808)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2023	75,695
Add provisions (reductions) for losses and LAE occurring in:
Current year	194,141
Prior years (1)	(2,040)
Net incurred losses and LAE during the current year	192,101
Deduct payments for losses and LAE occurring in:
Current year	(130,537)
Prior years (1)	(56,331)
Net claim and LAE payments during the current year	(186,868)

Reserve for losses and LAE, net of reinsurance recoverables at September 30, 2024	80,928
Reinsurance recoverables on losses and LAE at September 30, 2024	(19,682)
Reserve for unpaid losses and LAE at September 30, 2024	$100,610
______________________________________
(1)Also includes certain charges related to Vesttoo (see Note 10).

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in a decrease of $2.0 million for the nine months ended September 30, 2024.

Note 12. Other Income (Expense), Net
The following table details the components of other income, net, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$492	$1,179	$1,286	$3,276
Gain on settlement of contingent consideration	—	—	14,930	—
Loss on sale of business	—	—	(5,331)	—
Recoveries of losses on reinsurance contracts	1,274	—	14,768	—
Other, net	248	6	1,439	249
Other income, net	$2,014	$1,185	$27,092	$3,525

Note 13. Income Taxes
Benefit (provision) for income taxes for the three months ended September 30, 2024, and 2023, were $0.2 million and $(0.1) million, respectively, and the effective tax rates for these periods were 1.3% benefit and (2.1)% provision, respectively. Benefit (provision) for income taxes for the nine months ended September 30, 2024 and 2023, were $(0.7) million and less than $(0.1) million, respectively, and the effective tax rates for these periods were (1.1)% provision and less than (0.1)% provision, respectively. The difference between our effective tax rates for the 2023 and 2024 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.

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

Note 15. Business Disposition
On January 31, 2024, we sold our insurance agency, Elite Insurance Group (“EIG”). The sale price was $12.2 million of which we have received $10.9 million in cash and recorded a receivable of $1.2 million as of September 30, 2024. We recorded a loss of $5.3 million in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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
Our Vertical Software segment provides software and services to inspection, mortgage, and title companies on a subscription and transactional basis, while also providing move and post-move services. Software and services were 59% and 59% of total vertical software revenue for the three and nine months ended September 30, 2024, respectively. Move and post-move services were 41% and 41% of total vertical software revenue for the three and nine months ended September 30, 2024, respectively. The Vertical Software segment operates as several key businesses, including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes HOA, a wholly owned insurance carrier, other insurance-related legal entities, Porch Warranty, and other warranty brands.
The following table summarizes revenue by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Vertical Software	$31,252	$34,328	$91,340	$97,390
Insurance	79,948	95,228	246,147	218,300
Total revenue	$111,200	$129,556	$337,487	$315,690

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA (Loss):
Vertical Software	$5,138	$3,179	$11,039	$4,599
Insurance	24,829	19,038	(5,376)	(19,328)
Subtotal	29,967	22,217	5,663	(14,729)
Reconciling items:
Corporate and other	(13,032)	(13,378)	(40,289)	(41,448)
Depreciation and amortization	(6,049)	(6,272)	(18,568)	(18,501)
Stock-based compensation expense	(6,735)	(6,979)	(19,208)	(20,277)
Restructuring costs (1)	(1,668)	(712)	(3,460)	(2,789)
Other non-operating income	(1,241)	—	(4,113)	—
Acquisition and other transaction costs	(102)	(22)	(268)	(408)
Impairment loss on intangible assets and goodwill	—	—	—	(57,232)
Recovery of (loss on) reinsurance contract (see Note 10)	285	7,043	1,391	(41,201)
Impairment loss on property, equipment and software	—	—	—	(254)
Change in fair value of contingent consideration	(142)	787	158	3,597
Investment income and realized gains	(3,787)	(2,485)	(10,957)	(4,492)
Operating income (loss)	$(2,504)	$199	$(89,651)	$(197,734)
______________________________________
(1)Primarily consists of costs related to forming a reciprocal exchange.

The CODM does not review assets on a segment basis.
All of our revenue is generated in the United States except for an immaterial amount. As of September 30, 2024, and December 31, 2023, we did not have material assets located outside of the United States.

Note 17. Net Income (Loss) Per Share
Earnings per share (“EPS”) is calculated using the two-class method unless the treasury stock method results in lower EPS. Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potentially dilutive stock options, RSUs, PRSUs, RSAs, convertible notes, earnout shares, and warrants using the more dilutive result of the treasury stock method or the if-converted method. All potentially dilutive securities are antidilutive to periods with net losses, and basic EPS equals diluted EPS in those periods.

The following table summarizes the computation of basic and diluted net income (loss) attributable per share to common stockholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) used to compute net income (loss) per share - basic	$14,382	$(5,744)	$(63,303)	$(131,447)
Effect of dilutive securities: 2026 Notes	694	—	—	—
Net income (loss) used to compute net income (loss) per share - diluted	$15,076	$(5,744)	$(63,303)	$(131,447)
Denominator:
Weighted average shares outstanding used to compute net income (loss) per share - basic	100,430	96,367	99,050	95,771
Effect of dilutive securities:
RSUs	8,779	—	—	—
PRSUs	6,301	—	—	—
2026 Notes	8,523	—	—	—
Weighted average shares outstanding used to compute net income (loss) per share - diluted	124,033	96,367	99,050	95,771

Net income (loss) per share - basic	$0.14	$(0.06)	$(0.64)	$(1.37)
Net income (loss) per share - diluted	$0.12	$(0.06)	$(0.64)	$(1.37)

The following table discloses securities that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	3,231	3,686	3,231	3,686
Restricted stock units and awards	—	8,655	8,565	8,655
Performance restricted stock units	—	4,056	6,300	4,056
Public and private warrants	1,796	1,796	1,796	1,796
Earnout shares (1)	—	2,050	—	2,050
Convertible debt (2)	13,332	22,331	20,282	22,331
Contingently issuable shares in connection with acquisitions (3)	—	24,363	—	24,363
______________________________________
(1)Earnout shares expired December 23, 2023, without vesting and were subsequently cancelled.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 5 million potentially dilutive shares instead of the shares reported in this table as of September 30, 2024.
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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date herein. Unless specifically indicated otherwise, the forward-looking statements in this Quarterly Report do not reflect the potential impact of any future transactions that have not been completed as of the date of this filing, including the licensure and formation of the reciprocal, the sale of our insurance carrier subsidiary, Homeowners of America Insurance Company (“HOA”), to the reciprocal, and the commencement of the reciprocal’s operations. You should understand that the following important factors, among others, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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
•the possibility that a decline in our share price would result in a negative impact to HOA’s surplus position and may require further financial support to enable HOA to meet applicable regulatory requirements and maintain financial stability rating;
•the uncertainty and significance of the known and unknown effects on HOA and us due to the termination of a reinsurance contract following of fraud committed by Vesttoo Ltd. (“Vesttoo”), including, but not limited to, the outcome of Vesttoo’s Chapter 11 bankruptcy proceedings; our ability to successfully pursue claims arising out of the fraud, the costs associated with pursuing the claims, and the timeframe associated with any recoveries; HOA's ability to obtain and maintain adequate reinsurance coverage against excess losses; HOA’s ability to stay out of regulatory supervision and maintain its financial stability rating; and HOA’s ability to maintain a healthy surplus;
•uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses, or strategic initiatives, including the reciprocal restructuring, and other matters within the purview of insurance regulators (including the discount associated with the shares contributed to HOA);
•the ability of the Company and its affiliates to consummate the sale of HOA to the reciprocal exchange and to commence operations of the reciprocal exchange;

•our ability to successfully operate our businesses alongside a reciprocal exchange;

•our ability to implement our plans, forecasts and other expectations with respect to the reciprocal exchange business after the completion of the formation and to realize expected synergies and/or convert policyholders from our existing insurance carrier business into policyholders of the reciprocal exchange;

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
•costs related to being a public company; and
•other risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2023, and in Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as well as those discussed elsewhere in this report and in subsequent reports filed with the Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s website at www.sec.gov.
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
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 28 thousand companies that are key to the home-buying transaction, such as home inspectors, mortgage companies, and title companies.
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

Software and services were 59% and 59% of total vertical software revenue for the three and nine months ended September 30, 2024, respectively. Move and post-move services were 41% and 41% of total vertical software revenue for the three and nine months ended September 30, 2024, respectively. The Vertical Software segment operates as several key businesses, including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
Insurance — Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes HOA, a wholly owned insurance carrier, other insurance-related legal entities, Porch Warranty, and other warranty brands.
The financial information herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, contained in our Annual Report on Form 10-K for the year ended December 31, 2023, and the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. Unless otherwise noted herein, all numbers are in thousands, except per share amounts.

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
The following table summarizes operating metrics for each of the quarterly periods indicated.

	Three Months Ended September 30,
	2024	2023	% Change
Gross Written Premium (in millions)	$139	$154	(10)%
Policies in Force (in thousands)	219	334	(34)%
Annualized Revenue per Policy (unrounded)	$1,460	$1,139	28%
Annualized Premium per Policy (unrounded)	$2,208	$1,762	25%
Premium Retention Rate	100%	100%
Gross Loss Ratio	57%	39%
Average Companies in Quarter (unrounded)	28,125	30,675	(8)%
Average Monthly Revenue per Account in Quarter (unrounded)	$1,318	$1,436	(8)%
Monetized Services (unrounded)	245,226	225,096	9%
Average Quarterly Revenue per Monetized Service (unrounded)	$377	$510	(26)%

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

Recent Developments
Reciprocal Exchange
On July 29, 2024, we filed a new and updated application to form and license a Texas reciprocal exchange (the “Reciprocal”) with the Texas Department of Insurance (“TDI”). Our application was approved by the TDI on October 25, 2024, subject to customary administrative closing procedures that are expected to conclude this year. We expect to fund the Reciprocal during the fourth quarter of 2024 with a surplus note. We expect to sell HOA to the Reciprocal for an additional surplus note in the first quarter of 2025. Porch will operate the Reciprocal, providing services. The services to be provided include, but are not limited to, all matters related to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines. In addition, Porch will maintain the Reciprocal’s books and records and be responsible for its accounting and financial reporting. In exchange for the services to be provided, Porch will receive fees. The Reciprocal will pay all claims and claims adjustment expenses, reinsurance costs, agency commissions, and taxes and license fees. With the TDI approval, we intend to launch Porch Insurance, a new brand and product to be offered by the Reciprocal, including unique benefits for consumers. There is no impact to our consolidated financials for both the three and nine months ended September 30, 2024.
Recoveries of Losses on Terminated Reinsurance Contract
During the second quarter of 2023, HOA discovered that Vesttoo Ltd (“Vesttoo”), which arranged capital for one of our reinsurance contracts, faced allegations of fraudulent activity in connection with collateral it provided to HOA and certain other third parties, which allegations have since been confirmed. We communicated and met with regulators and other key stakeholders regarding the fraud committed and the terminated reinsurance contract. This reinsurance agreement provided partial quota share coverage as well as up to approximately $175 million in a catastrophic event.
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary and recognized a charge of $48.2 million in provision for (recovery of) doubtful accounts in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2023. In addition, HOA is evaluating and intends to pursue all available legal claims and remedies to enforce its rights under the letter of credit required by the reinsurance agreement in the amount of $300 million as additional collateral. We have been appointed to the statutory committee of unsecured creditors in the Chapter 11 bankruptcy of Vesttoo and are pursuing recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to fraud committed by third parties.
On January 19, 2024, we entered into a five-year business collaboration agreement with Aon Corp. and Aon Re, Inc. ("Aon"), resulting in payments to us of approximately $25 million in January 2024 and additional cash payments through the end of the contract term. Of the cash payments that we have or will receive through the end of the contract term, $8.7 million is non-refundable and immediately recognized in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the remaining amount is potentially refundable to Aon if we breach the agreement, including if we directly or indirectly place reinsurance with brokers unaffiliated with Aon, subject to customary cure rights. The remaining amount will be recognized in other income, net, over the term of the agreement. As part of this agreement, Aon and Porch also signed a mutual release of claims arising from the Vesttoo fraud. Porch has not released any claims against non-Aon parties related to these matters and intends to vigorously pursue recovery. In addition to this arrangement, we have also received cash recoveries from other parties in the amount of $3.0 million during the nine months ended September 30, 2024.
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
In September 2024, we repurchased $43.2 million aggregate principal amount of our 2026 Notes. We paid $20.2 million, or an average of 47% of par value, plus accrued interest. We recognized a $22.5 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
Sale of Business
On January 31, 2024, we sold our insurance agency, Elite Insurance Group (“EIG”). The sale price was $12.2 million of which we have received $10.9 million in cash and recorded a receivable of $1.2 million as of September 30, 2024. We recorded a loss of $5.3 million in other income, net, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Weather Impact
Late in the first quarter of 2024, a Texas hailstorm resulted in approximately $16.5 million of gross losses. During the second quarter of 2024, a large hurricane-like windstorm affected Houston with straight-line and long-lived winds up to 100 miles per hour. This event resulted in approximately $20.5 million of gross losses. This sort of event impacts Houston at this level of severity once in every 10 years. In July 2024, Hurricane Beryl made landfall in Texas as a category 1 hurricane and impacted the Houston area, where HOA writes policies. Hurricane Beryl resulted in approximately $44.9 million of gross losses. In September 2024, Hurricane Helene resulted in approximately $4.6 million of gross losses.
Porch Common Shares Issued to HOA
We recently completed a contribution of a total of 18.3 million newly issued shares of our common stock to HOA. The contribution was completed in two transactions: 13.8 million shares on July 31, 2024, and 4.5 million shares on June 26, 2024. This contribution supports the planned transition of Porch’s insurance underwriting business to a reciprocal exchange and helps to bolster HOA’s balance sheet strength and rating after Texas May weather impacted surplus. In addition, the contribution increases HOA’s long-term surplus position, which better positions HOA for any future third party surplus note capital raise, and is expected to support premium growth in 2025 and beyond. Should Porch’s share price increase going forward, this would grow HOA’s surplus, thereby supporting higher premium levels. While this increases HOA’s surplus, there is no impact to the condensed consolidated financial statements.

Results of Operations

Key Factors Affecting Operating Results
We have been implementing our strategy as a vertical software platform for the home by providing software and services to approximately 28 thousand pre-and-post move home service providers including inspectors, real estate, title, and mortgage companies. Our Insurance segment continues to grow in scale through both premium growth and geographic expansion. The following key factors affected our operating results in the three and nine months ended September 30, 2024:
•Non-catastrophe gross loss ratio improved 11 percentage points from the prior year, driven by premium per policy increases and non-renewal of higher risk policies in insurance.
•We continued our cost savings initiatives by hiring highly qualified individuals to replace external contracting services.
•Effective April 1, 2024, we combined our three quota share reinsurance programs into one program covering all our business in all states and renewed all reinsurance programs.
•We had cash recoveries on terminated reinsurance contracts of approximately $28 million in the nine months ended September 30, 2024.
•We repurchased $51.2 million of our 2026 senior convertible notes, at an average par value of 45.3%, for $23.2 million during the nine months ended September 30, 2024.
•Launched new Home Factors insights as we continue to test which property characteristics correlate to predicting losses and risk.
•Continue to roll out further product enhancements in our Vertical Software businesses as we increase pricing while maintaining high customer retention.
•We are approved in 16 states to use our unique data to improve risk accuracy in pricing policies for our customers. This means we can charge a lower price for policies which are low-risk and more accurately price higher risk policies.

Three Months Ended September 30, 2024, compared to the Three Months Ended September 30, 2023
Consolidated Results

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$111,200	$129,556	$(18,356)	(14)%
Operating expenses:
Cost of revenue	47,076	52,961	(5,885)	(11)%
Selling and marketing	27,233	40,135	(12,902)	(32)%
Product and technology	14,559	14,446	113	1%
General and administrative	24,875	28,659	(3,784)	(13)%
Provision for (recovery of) doubtful accounts	(39)	(6,844)	6,805	(99)%
Total operating expenses	113,704	129,357	(15,653)	(12)%
Operating income (loss)	(2,504)	199	(2,703)	(1,358)%
Other income (expense):
Interest expense	(10,645)	(10,267)	(378)	4%
Change in fair value of private warrant liability	50	260	(210)	(81)%
Change in fair value of derivatives	(1,048)	510	(1,558)	(305)%
Gain on extinguishment of debt	22,545	—	22,545	N/A
Investment income and realized gains, net of investment expenses	3,787	2,485	1,302	52%
Other income, net	2,014	1,185	829	70%
Total other income (expense)	16,703	(5,827)	22,530	(387)%
Income (loss) before income taxes	14,199	(5,628)	19,827	(352)%
Income tax benefit (provision)	183	(116)	299	(258)%
Net income (loss)	$14,382	$(5,744)	$20,126	(350)%

Revenue. Total revenue decreased by $18.4 million, or 14%, from $129.6 million in the three months ended September 30, 2023, to $111.2 million in the three months ended September 30, 2024. The decrease in revenue was driven by our Insurance segment as a result of higher reinsurance ceding and a reduction in policies in force. Prior year Insurance revenue increased as a result of the cancellation of the Vesttoo-related reinsurance coverage which decreased the impact of ceding. This change offset organic growth in the Insurance segment, including a 25% increase in premium per policy.
Cost of revenue. Cost of revenue decreased by $5.9 million, or 11%, from $53.0 million in the three months ended September 30, 2023, to $47.1 million in the three months ended September 30, 2024. The decrease was primarily the result of higher reinsurance ceding in the Insurance Segment. As a percentage of revenue, cost of revenue represented 42% of revenue in the three months ended September 30, 2024, compared with 41% in the three months ended September 30, 2023.
Selling and marketing. Selling and marketing expenses decreased by $12.9 million, or 32%, from $40.1 million in the three months ended September 30, 2023, to $27.2 million in the three months ended September 30, 2024. The decrease is primarily related to a decrease in the Insurance segment’s variable policy acquisition and marketing expenses due to decrease in commission rates, the elimination of expenses in the current year due to the sale of the EIG business in the first quarter as described in Note 15 of the unaudited Notes to Condensed Consolidated Financial Statements, and a decrease in Vertical Software segment costs consistent with the decrease in revenue in that segment. As a percentage of revenue, selling and marketing expenses represented 24% of revenue in the three months ended September 30, 2024 compared with 31% in the three months ended September 30, 2023.
General and administrative. General and administrative expenses decreased by $3.8 million, or 13%, from $28.7 million in three months ended September 30, 2023, to $24.9 million in the three months ended September 30, 2024, primarily due to decreases in Insurance segment expenses, including a $1.5 million decrease in professional fees and a one-time $1.2 million guarantee assessment to the TDI that occurred in 2023.

Provision for (recovery of) doubtful accounts. In the second quarter of 2023, we charged to provision for doubtful accounts approximately $48.2 million of reinsurance balance due from a reinsurer as described in Note 10 of the unaudited Notes to Condensed Consolidated Financial Statements. In the third quarter of 2023, we reduced the provision for doubtful accounts related to Vesttoo by $7.0 million after experiencing improvement in loss reserves. In the three months ended September 30, 2024 we continued experiencing improvement in loss reserves and reduced the provision by $0.3 million.
Change in fair value of private warrant liability. The fair value of the private warrant liability changed less in the three months ended September 30, 2024, than in the three months ended September 30, 2023. Our common stock price drove the change and was relatively unchanged during the three months ended September 30, 2024, compared to a decrease in the three months ended September 30, 2023.
Change in fair value of derivatives. The fair value of the derivatives decreased in the three months ended September 30, 2024, compared to increasing in the three months ended September 30, 2023. The value is driven by various factors, including the fair value of the underlying debt and assumptions regarding timing of possible repurchase events. See Note 4 in the unaudited Notes to Condensed Consolidated Financial Statements.
Gain on extinguishment of debt. In connection with the repurchase of a portion of the 2026 Notes, we recognized a $22.5 million gain on extinguishment of debt during the three months ended September 30, 2024. There was no corresponding debt extinguishment during the three months ended September 30, 2023. See Note 7 in the notes to the unaudited condensed consolidated financial statements.
Investment income and realized gains, net of investment expenses. Investment income and realized gains, net of investment expenses, were $3.8 million and $2.5 million in the three months ended September 30, 2024 and 2023, respectively. Total investments balance was $197.8 million at September 30, 2024, and $115.4 million at September 30, 2023. A higher investment balance and well as reinvested securities at a higher interest rate were the primary reasons for the increased investment income.
Other income, net. Other income, net, increased by $0.8 million from $1.2 million in the three months ended September 30, 2023, to $2.0 million in the three months ended September 30, 2024. The increase is primarily due to $1.3 million of recoveries on reinsurance contracts in the three months ended September 30, 2024.

Segment Results
SEGMENT REVENUE
The following table summarizes revenue by segment for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Vertical Software segment
Software and service subscriptions	$18,582	$17,307	$1,275	7%
Move-related transactions	8,311	12,488	(4,177)	(33)%
Post-move transactions	4,359	4,533	(174)	(4)%
Total Vertical Software segment revenue	31,252	34,328	(3,076)	(9)%

Insurance segment
Insurance and warranty premiums, commissions and policy fees	79,948	95,228	(15,280)	(16)%
Total Insurance segment revenue	79,948	95,228	(15,280)	(16)%

Total revenue	$111,200	$129,556	$(18,356)	(14)%

For the three months ended September 30, 2024, Vertical Software segment revenue was $31.3 million or 28% of total revenue. For the three months ended September 30, 2023, Vertical Software segment revenue was $34.3 million or 26% of total revenue. The decrease in Vertical Software segment revenue was primarily driven in our moving business, which exited an unprofitable corporate relocations offering, redirecting focus to higher-margin services. This decline and was partially offset by price increase in our SaaS businesses, within software and service subscriptions.

Insurance segment revenue was $79.9 million or 72% of total revenue for the three months ended September 30, 2024. Insurance segment revenue was $95.2 million or 74% of total revenue for the three months ended September 30, 2023. The decrease was mainly driven by a reduction in policies in force and a higher reinsurance ceding in the current year as a result of the Vesttoo-related reinsurance coverage which decreased the impact of ceding in the prior year. This change offset organic growth in the Insurance segment, including a 25% increase in Annualized Premium per Policy.
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
The following table summarizes Segment Adjusted EBITDA (Loss) for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Segment Adjusted EBITDA (Loss):
Vertical Software	$5,138	$3,179	$1,959	62%
Insurance	24,829	19,038	5,791	30%
Subtotal	29,967	22,217	7,750	35%
Corporate and other	(13,032)	(13,378)	346	(3)%
Adjusted EBITDA (Loss)	$16,935	$8,839	$8,096	92%

Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $24.8 million in the third quarter of 2024, representing 147% of Adjusted EBITDA (Loss) for the same period. The improvement over the same period last year was a result of lower non-catastrophic losses and our insurance profitability actions, including premium per policy increases of 25%, increasing deductibles, non-renewals of higher risk policies, and introducing coverage exclusions for select risks. These improvements were partially offset by the effects of hurricane Beryl. See Note 10 in the unaudited Notes to Condensed Consolidated Financial Statements for tabular presentation of premiums and net losses.
Vertical Software Segment Adjusted EBITDA (Loss) was $5.1 million in the third quarter of 2024, which improved compared to prior year due to pricing increases and strong cost control, including a reduction in workforce and stronger emphasis on our more profitable services in our moving businesses.

Nine Months Ended September 30, 2024, compared to the Nine Months Ended September 30, 2023
Consolidated Results

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$337,487	$315,690	$21,797	7%
Operating expenses:
Cost of revenue	214,566	185,566	29,000	16%
Selling and marketing	94,378	107,357	(12,979)	(12)%
Product and technology	43,210	43,891	(681)	(2)%
General and administrative	75,504	77,267	(1,763)	(2)%
Provision for (recovery of) doubtful accounts	(520)	42,111	(42,631)	(101)%
Impairment loss on intangible assets and goodwill	—	57,232	(57,232)	(100)%
Total operating expenses	427,138	513,424	(86,286)	(17)%
Operating loss	(89,651)	(197,734)	108,083	(55)%
Other income (expense):
Interest expense	(31,758)	(21,230)	(10,528)	50%
Change in fair value of private warrant liability	1,076	620	456	74%
Change in fair value of derivatives	(7,772)	(2,440)	(5,332)	219%
Gain on extinguishment of debt	27,436	81,354	(53,918)	(66)%
Investment income and realized gains, net of investment expenses	10,957	4,492	6,465	144%
Other income, net	27,092	3,525	23,567	669%
Total other income	27,031	66,321	(39,290)	(59)%
Loss before income taxes	(62,620)	(131,413)	68,793	(52)%
Income tax provision	(683)	(34)	(649)	1,909%
Net loss	$(63,303)	$(131,447)	$68,144	(52)%

Revenue. The overall 7% increase in year-to-date revenue compared to the same period last year was primarily driven by the 13%, or $27.8 million, increase in revenue in our Insurance segment as a result of an increase in average premium per policy and lower reinsurance ceding partially offset by a reduction in policies in force.
Cost of revenue. The 16% increase in year-to-date cost of revenue was primarily the result of more severe weather in the current period. These were partially offset by the decline of our corporate relocation business. As a percentage of revenue, cost of revenue represented 64% of revenue in the nine months ended September 30, 2024, compared with 59% in the same period of 2023.
Selling and marketing. The 12% decrease in year-to-date selling and marketing expenses compared to prior year is due to a decrease in Vertical Software segment costs consistent with the decrease in revenue in that segment and a decrease in costs in the Insurance segment related to the sale of the EIG business as described in Note 15 of the unaudited Notes to Condensed Consolidated Financial Statements. As a percentage of revenue, selling and marketing expenses represented 28% of revenue in the current year-to-date period compared to 34% of revenue in the same period last year.
Provision for (recovery of) doubtful accounts. For the nine months ended September 30, 2023, we charged to provision for doubtful accounts approximately $41.2 million of reinsurance balance due from a reinsurer as described in Note 10 of the unaudited Notes to Condensed Consolidated Financial Statements. During 2024, we experienced improvement in loss reserves related to Vesttoo of $1.4 million. We had no significant charges to the provision for doubtful accounts during 2024.
Impairment loss on intangible assets and goodwill. In the nine months ended September 30, 2023, we recorded a goodwill impairment charge of $55.2 million in our Insurance segment and a $2.0 million impairment charge on intangible assets in our Vertical Software segment. These impairments followed a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. There were no impairment losses on intangible assets and goodwill in the nine months ended September 30, 2024.
Interest expense. Year-to-date interest expense, increased by $10.5 million, or 50%, from $21.2 million in the same period in 2023. The increase is mainly due to interest at a higher weighted average rate on a higher aggregate debt balance after issuance of the 2028 Notes in April 2023. The following table details the components of interest expense, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Nine Months Ended September 30,
	2024	2023
Contractual interest expense	$18,096	$12,195
Amortization of debt issuance costs and discount	14,187	8,756
Capitalized Interest	(357)	—
Other	(168)	279
Total interest expense	$31,758	$21,230
Change in fair value of derivatives. The fair value of the derivatives changed more in the nine months ended September 30, 2024, than in the three months ended September 30, 2023, as the current year includes a full nine months of change whereas the prior year includes only the period of time after the 2028 Notes were issued in April 2023. The value is driven by various factors, including the fair value of the underlying debt and assumptions regarding timing of possible repurchase events. See Note 4 in the unaudited Notes to Condensed Consolidated Financial Statements.
Gain on extinguishment of debt. In connection with the issuance of the 2028 Notes and partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt during the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we recognized an $27.4 million gain on extinguishment of debt related to the partial repurchases of the 2026 Notes. See Note 7 in the unaudited Notes to Condensed Consolidated Financial Statements.
Investment income and realized gains, net of investment expenses. Investment income and realized gains, net of investment expenses, were $11.0 million and $4.5 million in the nine months ended September 30, 2024 and 2023, respectively. Total investments balance was $197.8 million at September 30, 2024, and $115.4 million at September 30, 2023. A higher investment balance was the primary reason for the increased investment income.
Other income, net. Other income, net, increased by $23.6 million from $3.5 million in the nine months ended September 30, 2023, to $27.1 million in the nine months ended September 30, 2024. The increase is due to recoveries of losses on reinsurance contract of $14.8 million and gain on settlement of contingent consideration of $14.9 million. These are offset by loss on sale of EIG business of $5.3 million. See Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements for detail of other income, net, for each period presented.

Segment Results
SEGMENT REVENUE
The following table summarizes revenue by segment for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Vertical Software segment
Software and service subscriptions	$53,771	$51,640	$2,131	4%
Move-related transactions	24,289	32,503	(8,214)	(25)%
Post-move transactions	13,280	13,247	33	—%
Total Vertical Software segment revenue	91,340	97,390	(6,050)	(6)%

Insurance segment
Insurance and warranty premiums, commissions and policy fees	246,147	218,300	27,847	13%
Total Insurance segment revenue	246,147	218,300	27,847	13%

Total revenue	$337,487	$315,690	$21,797	7%

For the nine months ended September 30, 2024, Vertical Software segment revenue was $91.3 million or 27% of total revenue. For the nine months ended September 30, 2023, Vertical Software segment revenue was $97.4 million or 31% of total revenue. The decrease in Vertical Software segment revenue was primarily driven by the strategic shift to more profitable moving services and the shutdown of our corporate relocation business, within move-related transaction, and was partially offset by price increase in our SaaS businesses, within software and service subscriptions.
Insurance segment revenue was $246.1 million or 73% of total revenue for the nine months ended September 30, 2024. Insurance segment revenue was $218.3 million or 69% of total revenue for the nine months ended September 30, 2023. The increase is mainly driven by lower reinsurance ceding and as a 25% increase in Annualized Premium per Policy. These were partially offset by a reduction in policies in force.
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
The following table summarizes Segment Adjusted EBITDA (Loss) for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Segment Adjusted EBITDA (Loss):
Vertical Software	$11,039	$4,599	$6,440	140%
Insurance	(5,376)	(19,328)	13,952	(72)%
Subtotal	5,663	(14,729)	20,392	(138)%
Corporate and other	(40,289)	(41,448)	1,159	(3)%
Adjusted EBITDA (Loss)	$(34,626)	$(56,177)	$21,551	(38)%

Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $(5.4) million in the nine months ended September 30, 2024, compared to $(19.3) million in the same period last year. The improvement over the same period last year was a result of lower non-catastrophic losses and our insurance profitability actions, including premium per policy increases of 25%, increasing deductibles, non-renewal of higher risk policies, and introducing coverage exclusions for select risks. These improvements were partially offset by the effects of severe weather events. See Note 10 in the unaudited Notes to Condensed Consolidated Financial Statements for tabular presentation of premiums and net losses.
Vertical Software Segment Adjusted EBITDA (Loss) was $11.0 million in the nine months ended September 30, 2024, which improved compared to prior year due to pricing increases and strong cost control, including a reduction in workforce and stronger emphasis on our more profitable services in our moving businesses.
Corporate expenses were $40.3 million in the current year-to-date period, a $1.2 million decrease from the same period in the prior year due to successful cost reduction efforts across the company. Corporate expenses decreased to 12% of total revenue for the nine months ended September 30, 2024, from 13% in the same period in the prior year.

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

The following table reconciles Net income (loss) to Adjusted EBITDA (Loss) for the three and nine months ended September 30, 2024 and 2023 (dollar amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$14,382	$(5,744)	$(63,303)	$(131,447)
Interest expense	10,645	10,267	31,758	21,230
Income tax provision (benefit)	(183)	116	683	34
Depreciation and amortization	6,049	6,272	18,568	18,501
Mark-to-market losses (gains)	1,140	(1,557)	6,538	(1,777)
Gain on extinguishment of debt	(22,545)	—	(27,436)	(81,354)
Impairment loss on intangible assets and goodwill	—	—	—	57,232
Impairment loss on property, equipment, and software	—	—	—	254
Stock-based compensation expense	6,735	6,979	19,208	20,277
Loss (gain) on reinsurance contract (1)	(285)	(7,043)	(1,391)	41,201
Other income, net (2)	(773)	(1,185)	(22,979)	(3,525)
Restructuring costs (3)	1,668	712	3,460	2,789
Acquisition and other transaction costs	102	22	268	408
Adjusted EBITDA (Loss)	$16,935	$8,839	$(34,626)	$(56,177)
Adjusted EBITDA (Loss) as a percentage of revenue	15%	7%	(10)%	(18)%
______________________________________
(1)See Note 10 in the notes to unaudited condensed consolidated financial statements.
(2)Difference from Other Income, net in Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is primarily due to a portion of the income resulting from the Aon business collaboration agreement, disclosed in Note 10, that is not a non-GAAP adjustment.
(3)Primarily consists of costs related to forming a reciprocal exchange and professional fees related to share contributions to HOA (see Note 8)

Adjusted EBITDA (Loss) for the three months ended September 30, 2024, was $16.9 million, a $8.1 million improvement from Adjusted EBITDA (Loss) of $8.8 million for the same period in 2023. The improvement in Adjusted EBITDA (Loss) in 2024 is primarily driven by insurance profitability actions, including price increases implemented over the last year, as well as cost reductions across the business. We are seeing the benefit of prior year investments in sales and marketing and investments in establishing and maintaining the requirements of the Sarbanes-Oxley Act (“SOX”) and other internal controls across IT and accounting organizations. These improvements were partially offset by the effects of severe weather events, lower ceding, and the decline of the corporate relocation business in our Vertical Software segment.
Adjusted EBITDA (Loss) for the nine months ended September 30, 2024, was $(34.6) million, a $21.6 million improvement from Adjusted EBITDA (Loss) of $(56.2) million for the same period in 2023. The improvement in Adjusted EBITDA (Loss) in 2024 is primarily driven by insurance profitability actions, including price increases implemented over the last year, as well as cost reductions across the business. These improvements were partially offset by the effects of severe weather events and the decline of the corporate relocation business in our Vertical Software segment.

Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $206.7 million and restricted cash and cash equivalents of $10.0 million. Restricted cash and cash equivalents includes the following:

	September 30, 2024	December 31, 2023
Held as collateral by captive reinsurer for benefit of HOA (1)	$1,062	$28,341
Pledged to state departments of insurance (2)	1,201	1,340
Held for payment of possible warranty claims (3)	6,687	7,273
Other	1,000	1,860
Restricted cash and cash equivalents	$9,950	$38,814
______________________________________
(1)Held by our captive reinsurance business as collateral for the benefit of Homeowners of America Insurance Company (“HOA”).
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.
(3)Required under regulatory guidelines in 22 states and 19 states as of September 30, 2024 and December 31, 2023, respectively.
We have incurred net losses since our inception and have an accumulated deficit at September 30, 2024, and December 31, 2023, totaling $785.4 million and $722.1 million, respectively.
As of September 30, 2024, and December 31, 2023, we had $507.3 million and $558.7 million, respectively, of aggregate principal amount outstanding in convertible notes, promissory notes, line of credit, term loan facility, and advance funding arrangement. In February 2024, we repurchased $8.0 million aggregate principal amount of our 2026 Notes. We paid $3.0 million, or 37.5% of par value, plus accrued interest. We recognized a $4.9 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished. In September 2024, we repurchased $43.2 million aggregate principal amount of our 2026 Notes. We paid $20.2 million, or an average of 47% of par value, plus accrued interest. We recognized a $22.5 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
Based on our current operating and growth plan, management believes cash and cash equivalents at September 30, 2024, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
Porch Group, Inc. is a holding company that transacts the majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from our subsidiaries. Our insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of September 30, 2024, our insurance carrier, HOA, held cash and cash equivalents of $150.5 million and investments of $166.0 million.
We recently completed a contribution of a total of 18.3 million newly issued shares of our common stock to HOA. The contribution was completed in two transactions: 13.8 million shares on July 31, 2024, and 4.5 million shares on June 26, 2024. This contribution supports the planned transition of Porch’s insurance underwriting business to a reciprocal exchange and helps to bolster HOA’s balance sheet strength and rating after Texas May weather impacted surplus. In addition, the contribution increases HOA’s long-term surplus position, which better positions HOA for any future third party surplus note capital raise, and is expected to support premium growth in 2025 and beyond. Should Porch’s share price increase going forward, this would grow HOA’s surplus, thereby supporting higher premium levels. While the shares contributed to HOA have been issued and are outstanding, as provided under Delaware law, these shares will neither be entitled to vote nor be counted for quorom purposes so long as HOA (or any successor transferee) holds the shares and is a direct or indirect subsidiary of Porch or is otherwise controlled, directly or indirectly, by Porch. For accounting purposes, the shares contributed to HOA are considered treasury stock because HOA is a subsidiary that is included in our consolidated financial results. While this increases HOA’s surplus, there is no impact to the condensed consolidated financial statements.
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
The following table provides a summary of cash flow data for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net cash provided by (used in) operating activities	$(5,080)	$74,898	$(79,978)	(107)%
Net cash used in investing activities	(52,209)	(34,203)	(18,006)	53%
Net cash provided by (used in) financing activities	(23,265)	92,414	(115,679)	(125)%
Change in cash, cash equivalents and restricted cash	$(80,554)	$133,109	$(213,663)	(161)%

Operating Cash Flows
Net cash provided by (used in) operating activities was $(5.1) million for the nine months ended September 30, 2024. Net cash used in operating activities includes cash outflows to cover losses from severe weather during the year and timing of working capital disbursements. These outflows of cash were partially offset by positive cash flow from the non-recurring cash receipt of $25 million related to the Aon agreement (see Note 10 in the notes to the unaudited condensed consolidated financial statements).
Net cash provided by (used in) operating activities was $74.9 million for the nine months ended September 30, 2023. Net cash provided by (used in) operating activities consists of net loss of $131.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include impairment loss on goodwill and intangible assets of $57.2 million, stock-based compensation expense of $20.3 million, depreciation and amortization of $18.5 million, non-cash interest expense of $20.2 million, loss (gain) on remeasurement of contingent consideration of $(3.6) million, and loss (gain) on remeasurement of private warrant liability of $(0.6) million. Net changes in working capital were net proceeds of cash of $130.1 million, primarily due to increases in deferred revenue, losses and loss adjustment expense reserves and other insurance liabilities, offset by higher reinsurance balance due.
Investing Cash Flows
Net cash used in investing activities was $52.2 million for the nine months ended September 30, 2024. Net cash used in investing activities is primarily related to proceeds from sale of EIG of $10.9 million and maturities and sales of investments of $44.0 million offset by purchases of investments of $98.1 million and investments in developing internal-use software of $8.6 million.
Net cash used in investing activities was $34.2 million for the nine months ended September 30, 2023. Net cash used in investing activities is primarily related to acquisitions, net of cash acquired of $2.0 million, purchases of investments of $59.9 million, investments in developing internal-use software of $6.9 million, and purchases of property and equipment of $0.8 million. This was offset by the cash inflows related to maturities and sales of investments of $35.3 million.
Financing Cash Flows
Net cash provided by (used in) financing activities was $(23.3) million for the nine months ended September 30, 2024. Net cash provided by (used in) financing activities is primarily related to the repurchase of the 2026 Notes of $23.2 million.
Net cash provided by (used in) financing activities was $92.4 million for the nine months ended September 30, 2023. Net cash provided by financing activities is primarily related to proceeds from issuance of the 2028 Notes of $112.1 million offset by $5.6 million of stock repurchases.

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the 2023 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements include in the 2023 Annual Report. There have been no material changes to these policies during the nine months ended September 30, 2024.

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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2024, and December 31, 2023, we have interest-bearing debt of $507.3 million and $558.7 million, respectively. Our 0.75% convertible senior notes due in September 2026 (the “2026 Notes”) have a principal balance of $173.8 million as of September 30, 2024, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% senior secured convertible notes due in October 2028 (the “2028 Notes”) have a principal balance of $333.3 million as of September 30, 2024, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Interest expense includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details the interest expense recognized for both the 2026 and 2028 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense for 2026 Notes	399	422	1,220	1,720
Contractual interest expense for 2028 Notes	5,625	5,625	16,875	10,063
Amortization of debt issuance costs and discount for 2026 Notes	295	299	882	1,215
Amortization of debt issuance costs and discount for 2028 Notes	4,711	3,914	13,295	6,713
	11,030	10,260	32,272	19,711
Because the coupon rates are fixed, interest expense on the 2026 Notes and the 2028 Notes will not change if market interest rates increase. Other debt as of September 30, 2024, totaled $0.2 million and is variable-rate. A 1% increase in interest rates in our variable rate indebtedness would result in a nominal change in annual interest expense.
As of September 30, 2024, our insurance segment has a $197.8 million portfolio of fixed income securities and an unrealized gain (loss) of $(0.9) million, as described in Note 3 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
As of September 30, 2024, accounts receivable and reinsurance balances due were $21.3 million and $103.4 million, respectively, were not interest-bearing assets, and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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

Foreign Currency Risk
There was no material foreign currency risk for the nine months ended September 30, 2024. Our activities to date have been conducted primarily in the United States.
Other Risks
We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of September 30, 2024.
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
Regulatory factors could impact the value at which Homeowners of America Insurance Company (“HOA”) carries contributed shares on its statutory financial statements, negatively impact HOA regulatory surplus, and require us to take additional steps to enable HOA to adhere to regulatory requirements and maintain its financial stability rating.
As a Texas domestic property and casualty insurer, HOA is subject to various regulatory requirements, including minimum surplus as regards to policyholders and requirements relating to the credit quality, liquidity and diversification of investments. The amount of surplus and investments maintained by HOA also impacts its financial stability rating. Pursuant to the contribution transactions described in Note 8 of the unaudited Notes to Condensed Consolidated Financial Statements, a total of 18.3 million shares of common stock were contributed to HOA primarily to support its compliance with requirements under Texas law relating to surplus and to maintain its financial stability rating. The value at which the contributed shares are carried on the statutory financial statements of HOA is subject to ongoing regulatory risks, including the following:
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None, other than as reported in the Company’s Form 8-K filed with the SEC on August 6, 2024.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 7, 2024

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)