Form 10-K
period 2024-12-31
Porch Group, Inc.
filed 2025-02-25
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of $1.51 per share as reported on the Nasdaq Stock Market, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $121 million. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock as of February 18, 2025 was 120,063,981. This includes 18,312,208 shares of common stock held by Homeowners of America, the registrant’s affiliate.
Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2025 annual meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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
•the structure, availability, and performance of Porch Insurance Reciprocal Exchange (“PIRE”)’s and Homeowners of America (“HOA”)’s reinsurance programs to protect against loss and maintain their financial stability ratings and a healthy surplus, the success of which are dependent on a number of factors outside management’s control;
•the possibility that a decline in our share price would result in a negative impact to HOA’s, surplus position and may require further financial support to enable HOA to meet applicable regulatory requirements and maintain financial stability rating;
•uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses, or strategic initiative, and other matters within the purview of insurance regulators (including the discount associated with the shares contributed to HOA);
•the ability of the Company and its affiliates to successfully operate and manage PIRE and our ability to successfully operate our businesses alongside a reciprocal exchange;

•our ability to implement our plans, forecasts and other expectations with respect to PIRE and to realize expected synergies and/or convert policyholders from our existing insurance carrier business into policyholders of PIRE;

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
•costs related to being a public company; and

•other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report, as well as those discussed in subsequent reports filed with the Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s website at www.sec.gov.
We caution you that the foregoing list may not contain all of the risks to forward-looking statements made in this Annual Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends we believe may affect our business, financial condition, results of operations and prospects. We disclaim any obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

NOTE REGARDING INDUSTRY AND MARKET DATA
This Annual Report on Form 10-K contains market data and industry statistics and forecasts that are based on independent industry publications and other publicly available information. Although we believe these sources are reliable, we do not guarantee the accuracy or completeness of this information and we have not independently verified this information. In addition, the market and industry data and forecasts included in this report may involve estimates, assumptions and other risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” contained in this Annual Report. Accordingly, investors should not place undue reliance on this information.

PART I

Item 1. Business
Company Overview
Introduction to Porch Group
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company. We differentiate and look to win in the massive and growing homeowners insurance opportunity by 1) advantaged underwriting utilizing unique property data, 2) being the best partner for homebuyers, and 3) providing more home protection.
On January 1, 2025, we completed the formation of Porch Insurance Reciprocal Exchange (“PIRE”). In connection with the formation, we completed the sale of our homeowners insurance carrier, Homeowners of America (“HOA”), to PIRE. Following the sale, HOA became a wholly owned subsidiary of PIRE. Porch will manage and operate PIRE, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines. In exchange for these services, Porch will receive commissions and fees.
As a leader in the home software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 29 thousand companies that are key to the home-buying transaction, such as home inspectors, title companies, and mortgage companies. These relationships provide us with early insights to United States (“U.S.”) homebuyers. In partnership with these companies, we have the ability to help simplify the move for consumers with services such as insurance, warranty, moving and more.
We have unique insights into the majority of U.S. properties. This helps us better understand risk and create competitive differentiation in underwriting and pricing.
We aim to be the best homeowners insurance partner for homebuyers by helping with more than just insurance. We provide moving services and offer a full moving concierge through the Porch app. We help make moving easier and assist with other important services such as security, TV/Internet, and more.
We provide more protection for the home by including a variety of home warranty products alongside homeowners insurance. We are able to fill gaps in protection for consumers, minimize surprises, and deepen our relationships and value proposition.
In 2024, we had two reportable and operating segments: Insurance and Vertical Software.
Insurance Segment
Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes Homeowners of America (“HOA”), a wholly owned insurance carrier, other insurance-related legal entities, Porch Warranty, and other warranty brands.
Insurance
Through HOA, we offer property-related insurance products in 22 states. HOA uses Home Factors, our unique property insights product, and other data points to better assess homes, underwrite risk, and effectively price homeowners insurance policies. Information about properties includes features such as type of piping, roof, plumbing, flooring and water heater location. HOA uses Home Factors to create a pricing advantage for well-maintained homes and pricing surcharges for homes that are higher risk.

Property insurance claims fluctuate with seasonal weather; the highest exposure to catastrophic weather has historically occurred in the first half of the year. While HOA retains insurance underwriting risk, a portion of the risk is ceded to third party reinsurance companies. Porticus Reinsurance (“Porticus RE”), our Cayman Islands captive reinsurer, reinsures risk from HOA when economically attractive versus using a third-party reinsurer.
Warranty
Our warranty business offers various products such as whole-home, 90-day, service line and extended labor warranties in 49 states and Washington, D.C. The warranty business typically acquires customers through direct to consumer marketing and partnerships, including real estate, home inspection, distributors, utilities, and home insurance. We offer warranty products predominately through the Porch Warranty, American Home Protect (“AHP”), and Residential Warranty Services (“RWS”) brands.
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
Vertical Software Segment
Our Vertical Software segment provides software and services to customers, including but are not limited to inspection, mortgage, title, roofing, and contractor companies on a subscription and transactional basis. These accounted for 60% of total Vertical Software segment revenue in 2024. Additionally, the Vertical Software segment provides move and post-move services, which accounted for 40% of total Vertical Software segment revenue in 2024. The Vertical Software segment operates as several key businesses, offering products including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
The moving business relies on home industry moves which are traditionally higher in the spring and summer months.
Inspection Software and Services
This business includes the Inspection Support Network (“ISN”), among other brands, which are leading SaaS solutions for inspectors with easy-to-use tools. Our ISN solution provides a range of offerings for inspection businesses, and represents more than 40% of all U.S. home inspections in 2024.
ISN has grown to be the most comprehensive customer relationship management (“CRM”), workflow, and report writer solution in the inspection industry. It allows inspection companies to accept orders online from their website and helps automate business tasks such as emailing customers, collecting payments, delivering inspection agreements, and collecting signatures. ISN is extensible, offering integrations with the largest number of inspection and technology partners in the industry and prominent report-writing platforms. ISN also provides powerful business reporting so that office staff and the business owner can understand how the business is performing at the individual inspector, real estate agent, or office level.
Title Insurance Software
Rynoh software helps settlement agents protect the real estate transaction. Rynoh software was utilized in approximately 40% of all real estate closings in 2024.
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
Moving Services
Porch Moving Group includes the HireAHelper, MovingPlace, SML, and Moving Staffers brands, and is primarily a marketplace offering labor-only moving services which has recently expanded to offer all moving-related services.
Mover and Homeowner Marketing
Porch Group Media is leading provider of data solutions, including our Home Factors product. Porch Group Media specializes in movers, homebuyers, and property insights.
Other
Additional businesses include iRoofing, which provides measurement software for roofers.
Core Differentiation
There are three key areas where Porch has differentiation which is core to the strategy - we provide advantaged underwriting, best services for homebuyers, and more home protection:
Advantaged Underwriting
With insights into more than 90% of U.S. homebuyers and properties, we are able to better model underwriting risk and price policies appropriately. This is a win-win, as it benefits us and our customers.
Our Insurance segment uses our unique property data to create a pricing advantage for well-maintained homes and prevent adverse selection for poorly maintained homes.
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
More Protection
We provide consumers with more protection through offering home insurance, home warranty for everyday breakdowns, and a home app to provide appliance recall check monitoring. We can be there from move-in to move-out, with a variety of products designed to make sure our consumers’ largest assets are protected.
Industry Trends
In 2024, 4.1 million1 existing homes and 0.7 million2 newly constructed homes were sold in the U.S. We have relationships with approximately 29 thousand companies that support consumers through the home transaction. In 2024, the U.S. housing market began to stabilize despite increases in interest rates and rising home sales prices, with industry home sales remaining relatively unchanged from 2023.
We primarily focus on movers, where we have unique competitive advantages due to our data insights with this pool of customers. We consider this a higher quality customer cohort because it typically has a long lifetime value.
The home services industry is highly competitive, fragmented, and localized. We compete with, among others: (i) large insurance carriers (ii) vertical software companies in our markets, (iii) companies who provide or help consumers purchase homeowners insurance, home warranty, moving, and other home services, (iv) search engines or online marketplaces for all types of home services with which we assist consumers, (v) property and mover data companies, and (vi) other companies which help consumers to make managing and maintaining their homes simple. We believe that our largest competition comes from the wide variety of companies focused on reaching consumers to help with key high-value services such as insurance.

1 National Association of Realtors, Existing Home Sales, December 2024
2 U.S. Census Bureau, Monthly New Residential Sales, December 2024

Strategic Growth Pillars
Following a chapter focused on profitability, we now enter a chapter focused on growth. Our goal is to positively impact long-term shareholder value by focusing on the the following strategic growth pillars:
Porch Insurance Reciprocal Exchange
On October 25, 2024, our application to form and license PIRE, a Texas reciprocal exchange, with the Texas Department of Insurance (“TDI”) was approved. In November 2024, we funded PIRE in exchange for a surplus note. On January 1, 2025, just after PIRE was officially formed, we sold HOA to PIRE for an additional surplus note, bringing the total surplus notes held by Porch to approximately $106 million. Member-owned PIRE is expected to have several benefits to Porch Group, including mitigating our exposure to seasonality and catastrophic weather, therefore providing more predictable commission and fee-based income and higher margin financial performance. The Company will fully manage and operate PIRE and HOA in accordance with an Attorney-In-Fact Agreement. For more information, see the “Reciprocal Exchange” subsection in the “Recent Developments” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
The sale of HOA to PIRE completed our planned structural changes. We plan to operate prospectively under new segments effective in 2025. Our new segments will be Insurance Services, Software & Data, Consumer Services, and PIRE. Because of its member-owned design, PIRE results will be reported as noncontrolling interest for the time being.
Scale PIRE Insurance Premiums
Our strategy continues to focus on profitable growth, including recruiting a high performing sales team who will increase our quote volumes and therefore insurance gross written premiums by:
•Building deeper relationships with existing third party insurance agencies.
•Expand the number of third party insurance agency relationships.
•Expand our offering within our existing states and into new states.
In addition, we plan to continue to increase premium per policy and implement other underwriting actions where appropriate.
Software Innovation to SaaS Businesses
We plan to continue increasing utilization of our SaaS products and maintain high customer retention. We expect to launch new products and features to meet the needs of our clients, while increasing prices and maintaining high customer retention rates.
Growth of Data Business
We intend to add new Home Factors, our property insights product, each quarter and further monetize Home Factors with third parties.
Expand Access to Consumers
By leveraging existing partnerships with moving companies, major utilities, and other other partnerships, we are expanding access to high-value homebuyers early in their journey, and fostering long-term customer relationships.

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
Insurance
State Regulation
Our insurance business is subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in National Association of Insurance Commissioners (“NAIC”) model laws and regulations that establish standards and requirements for conducting the business of insurance and may be adopted by each state regulatory agency.
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
Insurance Holding Company Regulation
Nearly all states have adopted the Model Insurance Holding Company System Regulation Act and Regulation as amended by the NAIC in December 2010 (the “Amended Model Act”). As part of an insurance holding company system, HOA, our insurance carrier, is required to register with the Texas Department of Insurance (the insurance supervisory agency of HOA’s state of domicile) and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Under these laws, the respective state insurance departments may examine us at any time, require disclosure of material transactions and require prior notice of or approval for certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.
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
We are a progressive organization which values environmental, social, and corporate governance (“ESG”) initiatives. Our ESG strategy reflects the relevant issues that are most important to Porch and our stakeholders. We released our second ESG report in December 2024.
Our diversity, equity, inclusion, and belonging efforts are based on the principle that all Porch team members can bring their whole selves to work and thrive. We have a commitment throughout the organization for Porch to be a supportive and inclusive environment.
We pride ourselves on our values-driven culture that fosters employee engagement and creates an attractive home for top talent. We were certified as a Great Place to Work in 2023 and 2024.
As of December 31, 2024, we had a total of 733 employees, which includes 729 full-time employees. We also utilize independent contractors in the U.S. and other countries. We believe that we generally have good relationships with our employees and contractors.

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
•Our brands and businesses, including the insurance business we manage, operate in an especially competitive and evolving industry.
•We face a variety of risks from our expansion into the insurance business, including as a result of higher than expected claims costs and other factors outside of the Company’s control, which may result in an adverse impact on the Company’s financial condition.
•Our future growth is dependent in part on our ability to manage the operations of and grow the insurance business we manage and operate by limiting attrition and building surplus and increasing our revenue by increasing the number of sales of home-related services per customer and consumer. We may not succeed in these efforts.
•The incidence, frequency and severity of weather events, extensive wildfires, and other catastrophes, particularly occurring where Porch has a concentration of homeowners insurance policyholders, or that adversely impact consumer confidence and spending behavior in the industries we serve, could have a material effect on our results of operations and financial condition.
•Our efforts to develop new insurance products, expand in targeted insurance markets, improve business processes and workflows, use Home Factors in underwriting, or make acquisitions may not be successful and may create enhanced risk.
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
•We operate an insurance business through a reciprocal exchange, Porch Insurance Reciprocal Exchange (“PIRE”). We do not own PIRE but provide certain management services for which we receive compensation. The growth and financial health of PIRE directly affect our operating revenue and the payment of interest and principal on surplus notes we hold is uncertain.
•If the management fee rate retained by Porch’s insurance services businesses is reduced or if there is a significant decrease in the amount of direct and assumed premiums written by PIRE, revenues and profitability of the Company could be materially adversely affected.
•PIRE is dependent on the use of reinsurance.
•We may change the structure of the reinsurance arrangement for PIRE and our reinsurance captive in the future, which may impact our overall risk profile and financial and capital condition.
•Reinsurance may be unavailable at current levels and prices, which may limit PIRE’s ability to write new business. Furthermore, reinsurance subjects PIRE to counterparty risk and may not be adequate to protect it against losses, which could have a material effect on results of our operations and financial condition.
•The performance of PIRE’s and our reinsurance captive’s investment portfolios is subject to a variety of investment risks.
•The financial strength ratings of PIRE and Homeowners of America (“HOA”), its insurance company subsidiary, could be downgraded.
•Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

•The effects of emerging claim and coverage issues in the insurance industry are uncertain.
•Failure to maintain PIRE’s risk-based capital at the required levels could adversely affect its ability to maintain regulatory authority to conduct business.
•PIRE’s and our insurance captive’s loss reserves may be inadequate to cover actual losses.
•PIRE and our reinsurance captive could be forced to sell investments to meet liquidity requirements.
•Our results of operations and financial condition may be adversely affected due to limitations in the analytical models or changes in accessibility to such models used to assess and predict PIRE’s exposure to catastrophic losses.
•A sustained decline in the price of our common stock would negatively impact HOA regulatory surplus, which may require it to raise additional funds to enable HOA to adhere to regulatory requirements and maintain its financial stability rating.
•If the costs of providing services to PIRE are not controlled, our profitability could be materially adversely affected.
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
•Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.
•We are subject to credit risk arising from the financial soundness of counterparties, including PIRE’s and our reinsurance captive’s reinsurers, which may have a material adverse effect on our business, financial condition, and results of operations.
•The insurance businesses we manage and operate are subject to state governmental regulation, which could limit the growth of the insurance businesses and impose additional costs on PIRE and HOA.
•The processing, storage, use and disclosure of personal data is subject to a variety of federal and state laws and regulations and could give rise to liabilities and increased costs.
•Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to make such payments.
•The indenture governing our 2028 Notes contains, and instruments governing any future indebtedness of ours would likely contain, restrictions that may limit our flexibility in operating our business, and any default on our 2028 Notes or other future secured indebtedness could result in foreclosure by our secured debtholders on our assets.
•We face risks associated with our independent contractors.
•We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
•Expansion of our employee base to foreign countries will subject us to additional risks that can adversely affect our business, results of operations, and financial condition.
•The price of the Company’s securities may change significantly, and investors could lose all or part of their investment as a result.
•Because there are no current plans to pay cash dividends on the Company’s common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
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

Risks Relating to Porch’s Business and Industry
Our brands and businesses, including the insurance business we manage, operate in an especially competitive and evolving industry.
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
We face a variety of risks from our expansion into the insurance business, including as a result of higher than expected claims costs and other factors outside of the Company’s control, which may result in an adverse impact on the Company’s financial condition.
In 2021, we expanded our insurance operations through the acquisition of HOA, a leading property and casualty insurance company focused on products in the residential homeowner space. Effective January 1, 2025, we sold HOA to PIRE, a newly formed reciprocal insurance exchange. Porch acts as the attorney-in-fact for PIRE, receiving commission and fees as compensation for services in our new Insurance Services segment beginning in January 1, 2025. In addition, within our new Insurance Services segment, our wholly owned reinsurance captive insurance company, Porticus Re, provides reinsurance support to PIRE. As a result, we continue to be exposed to certain risks related to the insurance business, certainly in the first quarter of 2025 and, depending on the placement of third party reinsurance (which occurs on April 1 of each year), such risks could continue ongoing.
PIRE bears the cost of paying insured claims. Claims costs may be adversely affected by increases in costs of home repair as a result of inflated material costs, supply chain shortages, increases in labor costs, and demand surge during catastrophic events. In addition, prices for raw materials, such as lumber and steel, are subject to market volatility. We cannot predict the extent to which PIRE and our reinsurance captive may experience future increases in claims costs. To the extent such costs increase, PIRE may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers. Such increases in costs could have a material adverse impact on our consolidated business, financial position, results of operations, and cash flows.
Prior to sale of HOA to PIRE, the Company used our captive reinsurer to support HOA with two different reinsurance programs: a non-catastrophic weather quota share to provide capital efficiency for the insurance entity while avoiding the variability and risk of large weather events at the reinsurer, and Excess of Loss reinsurance to provide protection for large weather losses where not provided by third parties. Our intent is to continue the non-catastrophic weather quota share on April 1, 2025 and ongoing and we believe this is a long-term strategy to create capital efficiency for PIRE and attractive, lower-risk economics for Porch shareholders. Our intent is to not continue the participation of our captive reinsurer in providing Excess of Loss reinsurance as of April 1, 2025; however, we cannot be certain that PIRE will be able to fully place its excess of loss reinsurance needs with third party reinsurers and may need to utilize Porch's captive reinsurer if it is unable to do so. Under this arrangement, the captive owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflect a liability consisting of the full reserve amount attributable to the reinsured business, which is significantly higher than previous years’ insurance related liabilities. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including, but not limited to, weather events, continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted. Additionally, capital held by the captive cannot be used elsewhere within the Company without applicable regulatory pre-approval. Whether PIRE will continue to use the captive reinsurer going forward depends upon a number of circumstances, including the availability and pricing of reinsurance from third parties, the amount of capital it holds and regulatory requirements. If PIRE were to cease using the captive, our access to its capital and assets would remain restricted while it has runoff reinsurance obligations.
PIRE is highly dependent on maintaining successful relationships with third-party independent agents and agencies. Negative changes in such relationships could adversely affect its insurance business, including, but not limited to, reduced sales, the loss of existing policies, the need to lower prices, or the need to pay higher commissions. In addition, although such agents/agencies are appointed as independent contractors with the authority to solicit and bind insurance policies on PIRE’s behalf, any misconduct on their part could have an adverse effect on our business, financial conditions, reputation and results of operations.

Our future growth is dependent in part on our ability to manage the operations of and grow the insurance business we manage and operate by limiting attrition, building the surplus of PIRE, and increasing our revenue by increasing the number of sales of home-related services per customer and consumer. We may not succeed in these efforts.
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
Our future growth is dependent in part on our ability to manage the operations of and grow the insurance business we manage. The insurance industry is highly competitive and regulated, and our growth depends on our ability to continue to obtain reinsurance at levels and pricing favorable to us, manage risk, limit policy attrition, obtain regulatory alignment on our business plans and financials, and continue to build the surplus of PIRE to support additional growth, which may require raising capital if unable to grow organically. There can be no assurances we will be successful in these efforts.
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
Our growth therefore depends, in part, on our ability to attract new customers, maintain existing customers, sell additional products and services to existing customers, and increase prices to align with industry trends. This depends on our ability to understand and anticipate customers’ needs and our ability to deliver consistent, reliable, high-quality services and products. If we fail to engage new customers, continue to re-engage with our existing customers or to cross-sell additional services, our operating results could be materially impacted.
The incidence, frequency and severity of weather events, extensive wildfires, and other catastrophes, particularly occurring where PIRE has a concentration of homeowners insurance policyholders, or that adversely impact consumer confidence and spending behavior in the industries we serve, could have a material effect on our results of operations and financial condition.
In particular, severe weather events and the effects of climate change, including, tornado and hail events, hurricanes extensive wildfires, drought, storms, flooding, and other catastrophes, and the frequency of such events, as well as the impacts of future global pandemics and other health crises, may harm the insurance business we manage and operate and could result in additional capital being required at PIRE, whether from Porch or a third party investor. While we intend to manage our risk via reinsurance, there can be no guarantee this will adequately reduce our exposure to losses due to various risks inherent in reinsurance generally and with our reinsurance program, including, but not limited to, the inability to negotiate reinsurance contracts at renewal at acceptable terms or at all, our limited number of reinsurance partners, large catastrophes that exceed aggregate reinsurance coverage limits, the inability or unwillingness of counterparties to pay reinsurance receivables we believe we are owed, multiple losses in a single year that exceed our ability to reinstate reinsurance contracts, and the potential for fraud or misrepresentation committed by our reinsurance partners. The availability of reinsurance and its price are generally determined in the reinsurance market by conditions beyond our control and can be negatively impacted by such severe weather events and the effects of climate change, including, tornado and hail events, hurricanes, extensive wildfires, drought, flooding and other catastrophes, and the frequency of such events, as well as the impacts of future global pandemics and other health crises, may harm the insurance business we manage and operate. Additionally, a significant increase in insurance claims and the cost of the claims by consumers who purchase our insurance could reduce PIRE’s access to reinsurance. These events have in the past and could in the future negatively affect the economy in general, and the housing and home services markets in particular.
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
Any of these events could negatively affect the home industries PIRE serves and could adversely affect our business, financial condition and results of operations.
Our efforts to develop new insurance products, expand in targeted insurance markets, improve business processes and workflows, use of Home Factors in underwriting, or make acquisitions may not be successful and may create enhanced risk.
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
•Acquisitions may not be successfully integrated, resulting in substantial disruption, costs, or delays, and adversely affecting our ability to compete, and may also result in unforeseen liabilities or impact our credit ratings.
•In connection with the conversion of policyholders to a new product, some policyholders’ pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins.
•Negative publicity and potential for reputational harm using home data to inform risk calculations.
•We may not be able to consistently replicate favorable results with the use of Home Factors in underwriting for carriers other than HOA, which may be due to carrier location, modeling capabilities, or business goals of other carriers.

These efforts may require substantial expenditures, which may negatively impact results in the near term and if not successful, could materially and adversely affect our business, financial condition, and results of operations.
We rely on relationships with third parties to provide us with access to derive personal data and information, and property data.
We rely on relationships with third party companies to provide us with information such as property insights. In the future, any of these third parties could sever its relationship with us, change its data sharing policies, including making them more restrictive, or alter its own data collection practices, any of which could result in the loss of, or significant impairment to, our ability to access, collect and use personal information about their customers or consumers.
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
We also use consumer data that we directly collect from consumers or license from third parties to provide targeted marketing services to third parties based upon such consumer data. Practices in this industry are under scrutiny by federal and state law enforcement agencies and regulators in light of new and proposed federal and state laws, and pressure from some lawmakers and privacy advocates regarding how consumer data is collected and used in the ad tech industry. If we are unable to collect information from our customers or our service providers and commercial partners do not continue to provide us with information of their customers, or if applicable laws prohibit or materially impair our use of such information, our ability to provide services to consumers and drive consumer access to service providers may be materially impacted. This may make our products, services and pricing for such products and services less appealing to consumers and service providers, which in turn may lead to reduced utilization of our products and services. To the extent any of the foregoing occurs, our business, financial condition and results of operations may be adversely impacted.
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
We receive, process, store and transmit a significant amount of personal information and property data about consumers that use our products and services, as well as our employees. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them, we may be required by law to notify regulators, impacted individuals and commercial partners, and it may be costly to mitigate the impact of such events and to develop and implement protections to prevent future events of this nature from occurring. If we or any third party that we engage to host our platforms or otherwise store or process data experience a breach of security, third parties could gain unauthorized access to personal data about our users and subscribers. As a result, or associated with any required regulatory disclosures, we could face governmental enforcement actions, significant fines, litigation (including consumer class actions), claims for breach of contract and/or indemnity by third parties, and harm to the reputation of our brands and business, each of which could adversely affect our business, financial condition and results of operations. A single breach could result in claims for damages or indemnification from many counterparties. Any such breach or other unauthorized access could indirectly harm the reputation of our brands and businesses and, in turn, adversely affect our business, financial condition and results of operations. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties including service providers, could indirectly harm the reputation of our brands and businesses and, in turn, adversely affect our business, financial condition and results of operations.
We may be attacked by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials, ransomware attempts, and other similar malicious activities including malicious activities from internal bad actors. The incidence of events of this nature is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, have invested and continue to invest in these efforts and related personnel and training, and deploy data minimization strategies where appropriate, our efforts may not be successful. These efforts, which include developing and maintaining the systems of recently acquired companies, are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures are becoming more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant events of this nature in the future. Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, and may subject us to investigations by regulatory authorities, fines, claims for breach of contract or indemnity by third parties and/or litigation that could result in liability to third parties. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties could have a similar effect. We sell or otherwise provide certain consumer personal information to third parties as part of our business. These third parties may be subject to similar cyberattacks and there can be no assurance that such third parties have adequate cybersecurity infrastructure to prevent breaches of the personal data sold to them by us.
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
Demand for certain of our products and services generally decreases as the number of housing purchasing and refinance transactions decreases. The housing market is seasonal, cyclical and affected by significant conditions beyond our control. The number of housing transactions in which certain of the Company’s products and services are purchased have been, and may continue to be, impacted by the following situations, among others:
•high, volatile or rising mortgage interest rates;
•availability of credit, including commercial and residential mortgage funding;

•real estate affordability, housing supply rates, home building rates, housing foreclosures rates, multi-family housing fundamentals, and the pace of home price appreciation or the lack of it;
•slow economic growth or recessionary conditions and other macroeconomic conditions, which may be impacted by national or global events;
•local, state and federal government intervention in the financial markets;
•increased unemployment or declining or stagnant wages;
•changes in household debt levels and disposable income;
•changing trends in consumer spending;
•fewer homebuyers electing to get a home inspection
•new or increased tariffs or trade restrictions on imported materials and products used in home building; and
•changing expectations for inflation and deflation.
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
We may be unable to access the capital markets when needed, which could adversely affect the ability to take advantage of business opportunities as they arise, refinance our outstanding notes, and fund operations in a cost-effective manner.
Our ability to grow our business may depend in part on the ability to access capital when needed to strategically grow our operations, reduce leverage, and provide statutory surplus to grow the insurance business we manage and operate. Capital markets may become illiquid from time to time, and we cannot predict the extent and duration of future economic and market disruptions or the impact of any government interventions. We may not be able to obtain financing on acceptable terms, or at all. If we require capital but cannot raise it or cannot obtain financing on acceptable terms, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to execute our long-term growth strategy or, if necessary, obtain the capital necessary to refinance our outstanding notes.
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
Prices for raw materials, such as steel and fuel, are subject to market volatility and may be negatively affected by the application of tariffs on foreign goods. We cannot predict the extent to which our home warranty business line may experience future increases in costs of refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our consolidated business, financial position, results of operations and cash flows.
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
We rely on our ability to reach consumers earlier than our competitors and ongoing throughout the homebuying and homeownership journey. Our competitors could find ways to reach these customers and consumers earlier than us or at other times during the homebuying and homeownership journey.
Our consumer access model allows us to market and offer services to customers of home services, public utilities, and moving service companies very early and throughout the homebuying and homeowning journey. We also have relationships with commercial partners that provide us with data about consumers who may require a variety of home-related services early and throughout the homebuying and homeownership journey. There can be no assurances that we will continue to receive access to these customers and consumers relative to our competitors. Our competitors may adopt a similar model or may develop a new model that affords them similar or earlier access. Any erosion of our competitive advantage in access to customers of home services, public utilities, and moving service companies may impair future opportunities to monetize those customers and impact our retention rates, which in turn could adversely impact our business, financial condition and results of operations. Even if we capture early access to these customers, if we are unable to convert that access into sales of our services and products, it could negatively impact revenue growth and adversely impact our business, financial condition and results of operations.
Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access products and services through mobile and other digital devices, we will need to continue to devote significant time and resources to develop new applications and functionalities to ensure that our products and services are accessible across these platforms. If we do not keep pace with evolving online, market and industry trends, including the introduction of new and enhanced digital devices, use of artificial intelligence (“AI”), and changes in the preferences and needs of consumers and service providers generally, offer new and/or enhanced products and services in response to such trends that resonate with consumers and service providers, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
We have been incorporating and continue to work to further incorporate AI into our products, services and internal operations. Implementation of AI and machine learning technologies may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business.
We have and are continuing to incorporate AI, including machine learning and independent algorithms, in certain of our products, services and internal operations, which is intended to enhance their operation and effectiveness internally and for our customers, suppliers and consumers. AI innovation presents risks and challenges that could impact our business. Our, or vendors’, AI algorithms may be flawed. Our datasets or AI training algorithms may be insufficient or contain biased information. Additionally, many countries and regions have proposed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. AI development and deployment practices could subject us to competitive harm, regulatory enforcement, increased cybersecurity risks, reputational harm and legal liability.
Risks Relating to our Insurance Operations
We operate an insurance business through a reciprocal exchange, PIRE. We do not own PIRE but provide certain management services for which we receive compensation. The growth and financial health of PIRE directly affect our operating revenue and the payment of interest and principal on surplus notes we hold is uncertain.

Effective January 1, 2025, we sold our insurance company subsidiary, HOA, to PIRE, a newly formed reciprocal insurance exchange organized under the laws of Texas. The formation of PIRE and its subsequent purchase of HOA were funded by surplus notes sold by PIRE to us totaling $47 million. These notes are in addition to a preexisting surplus note for $49 million issued by HOA to us, which HOA subsequently assigned to, and was assumed by, PIRE. Porch’s Insurance Services business (a new segment as of January 1, 2025) serves as the attorney-in-fact of PIRE and is subject to requirements mandated by Texas Department of Insurance (“TDI”) to continue operating under its certificate of authority. We do not own PIRE but instead provide certain management services as its attorney-in-fact. We receive compensation in the form of commissions and fees calculated based on PIRE's gross written premium and policies in force.
PIRE’s financial position and operating results are consolidated and presented with ours as if we are a single entity. As a result, our reported earnings and balance sheet remain subject to financial, legal and operational risks arising from PIRE’s insurance business even though we do not own it. As such, the growth and financial health of PIRE directly affect our operating revenue. While our long-term plan is to deconsolidate PIRE’s financial statements from our financial statements, our eventual ability to do so involves factors beyond our control and we may not be successful in achieving deconsolidation. Notwithstanding, as Porch does not own PIRE, Porch is not entitled to distributions of its profits or surplus. These limitations apply even while PIRE’s and our financial position and results of operations are deconsolidated.
A significant portion of our revenues will come from fees and commissions on insurance premiums written by PIRE. PIRE will sell a new insurance product as a new insurance brand, subject to regulatory approval, and there can be no certainty when or whether such new brand and product expected to launch in fiscal 2025 will achieve market acceptance or be approved by the TDI on the terms we expect. If PIRE is unable to achieve market acceptance for the brand and product or grow or renew policies, the premium revenue of PIRE could be adversely affected, which could reduce our management fee and commission revenue. Circumstances or events that could impair PIRE’s ability to grow or renew policies include severe weather events, competition, loss of reinsurance, loss of financial strength ratings, losses in PIRE’s investment portfolio, legal, judicial or regulatory changes that we did not anticipate in our pricing and macroeconomic conditions including inflation. Similarly, agents and policyholders may choose to cancel or non-renew their policies following the reorganization of the insurance business we previously owned into a reciprocal exchange. The transfer of HOA to PIRE may result in price increases or a perception of additional risk to policyholders and they may choose to move their business to a competing insurer at or before renewal. Such cancellations or non-renewals could negatively impact our revenues.

If the management fee and commissions we receive from PIRE are reduced or if there is a significant decrease in the amount of direct and affiliated assumed insurance premiums written by PIRE, our revenues and profitability could be adversely affected. Similarly, price competition or the inability to obtain rate increases may limit the amount of fees and commissions we can charge. If the costs of providing services to PIRE exceed our management fees and commissions, our profitability could be materially adversely affected.
Porch will be the owner of the attorney-in-fact and will not possess any legal ownership in PIRE. An attorney-in-fact is a separate legal entity from a reciprocal exchange. PIRE’s governing body is an independent subscribers advisory committee (the “SAC”) over which the Company has no control and may in the future make decisions that are not in the best interests of the Company or its stockholders and, as such, we cannot guarantee that there will be no future disruptions in the management relationship between Porch and PIRE.
We may be exposed to losses from PIRE’s insurance policies even though we don’t own it. Our subsidiary serves as attorney-in-fact for PIRE and in that capacity undertakes certain obligations specified in its contracts with PIRE and its subscribers. These contractual obligations do not include responsibility for losses incurred under PIRE’s insurance policies. If PIRE becomes impaired or insolvent, a receiver or others may allege breaches of our contractual duties to PIRE as a contributing factor to such impairment or insolvency and may include losses under PIRE’s insurance policies as an element of alleged damages. We would defend against such allegations and damages vigorously.
In the unlikely event that PIRE were to become insolvent, existing law allows the TDI to commence a receivership proceeding over PIRE. An exchange cannot be a debtor under the Federal Bankruptcy Code. A Texas receiver may be able to compel the attorney-in-fact to continue providing services to a reciprocal exchange that is involved in a receivership proceeding. A Texas receiver may also bring action against an attorney-in-fact within a receivership proceeding based on available theories of damages arising from the attorney-in-fact's management of PIRE. While various single business enterprise theories may also be asserted by a Texas receiver to obtain jurisdiction over the assets of an attorney-in-fact, the success of any such assertion of jurisdiction is uncertain under existing law and would be highly dependent upon the facts and circumstances existing at the time.
The payment of interest and principal on surplus notes we hold is uncertain. We hold surplus notes issued by PIRE totaling $106 million. The notes are subordinated to all other indebtedness of PIRE, including policy liabilities. Payment of interest and principal are subject to satisfaction of specified risk-based capital levels and regulatory approval by the Texas Department of Insurance. There is no certainty that PIRE will meet those requirements or receive approval to pay us interest and principal. Further, notwithstanding receipt of regulatory approval, there can be no guarantee that PIRE will be able to repay timely or all the interest and principal on the surplus notes we hold.
If the management fee rate retained by Porch’s insurance services businesses is reduced or if there is a significant decrease in the amount of direct and assumed premiums written by PIRE, revenues and profitability of the Company could be materially adversely affected.
We are dependent upon management fees we retain from PIRE, which represent a significant source of revenue. As compensation for the services provided, Porch will receive ongoing commissions and policy fees equal to a blended take rate of approximately 20% of PIRE’s gross written premium. Therefore, management fee revenue from PIRE is calculated by multiplying the management fee rate by the direct and assumed premiums written by PIRE. Accordingly, any reduction in direct and assumed premiums written by PIRE and/or the management fee rate could have a negative effect on our revenues and net income.
The management fee rate is determined by Porch and can be changed at any time in Porch’s discretion. The process of setting the management fee rate includes, but is not limited to, the evaluation of current year operating results compared to both prior year and industry estimated results for both Porch’s insurance services businesses and PIRE, and consideration of several factors for both entities including, but not limited to: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The evaluation of these factors could result in a reduction to the management fee rate and our revenues and profitability could be materially adversely affected.
As the attorney-in-fact for subscribers in the reciprocal insurance exchange structure with PIRE as our sole customer, we are dependent on the financial condition of PIRE. If PIRE were to fail to maintain acceptable financial strength ratings, its competitive position in the insurance industry could be adversely affected. If a rating downgrade led to customers not renewing or canceling policies, or impacted PIRE’s ability to attract new customers, the premium revenue of PIRE could be adversely affected, which could reduce our management fee revenue and, in turn, our revenues and profitability could be materially adversely affected.
PIRE is dependent on the use of reinsurance.
The consolidated financial statements reflect the effects of reinsurance transactions. The primary purpose of reinsurance is to protect us, at a cost, from losses in excess of the amount it is prepared to accept and to protect our capital. Reinsurance is placed on both a quota-share and excess-of-loss basis. Ceded reinsurance arrangements do not discharge us as the primary insurer and if reinsurers are unable or unwilling to pay or if we do not purchase sufficient reinsurance, it could seriously impact PIRE and our reinsurance captive.
Additionally, net premiums written and earned by PIRE will be impacted by the amount of premiums PIRE cedes under their reinsurance transactions. The amount of profit commission PIRE receives, which reduces the amount of premiums PIRE cedes, is variable year-to-year and is dependent on the amount of losses ceded. Changes from one year to the next or within a year could substantially change the financial performance of PIRE, the amount of capital available for PIRE.
The insolvency or termination of a reinsurance contract at one or more reinsurers of PIRE may expose PIRE and the Company to various risks that could materially and adversely affect PIRE’s and the Company’s business, financial condition and results of operations. As it relates to our captive reinsurer, Porticus Re, a significant and severe weather event could cause our captive, especially in the case of holding less amounts of third party reinsurance, to lose all or a significant portion of its collateral which may need to be replaced by Porch to ensure continued operations. Porticus Re, will carry this risk at least until March 31, 2025 when the current reinsurance terms will expire.
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
We may change the structure of the reinsurance arrangement for PIRE and our reinsurance captive in the future, which may impact our overall risk profile and financial and capital condition.
We may be unable to negotiate new reinsurance contracts to provide continuous coverage or negotiate reinsurance on the same terms and rates as are currently available, as such availability depends in part on factors outside of our control. A new contract may cost more, or may not provide sufficient reinsurance protection. Market forces and external factors, such as significant losses from hurricanes or terrorist attacks or an increase in capital requirements, has impacted, and likely to continue to impact, the availability and cost of the reinsurance we purchase. If PIRE is unable to maintain our current level of reinsurance, extend our reinsurance contracts or purchase new reinsurance protection in amounts that we consider sufficient at current or acceptable prices, we would have to either accept an increase in our exposure, reduce their insurance writings or develop or seek other alternatives.
The unavailability of acceptable reinsurance protection would have an adverse impact on PIRE’s business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If PIRE is unable to obtain adequate reinsurance at reasonable rates, it would have to increase their risk exposure or reduce the level of their underwriting commitments, each of which could have a material adverse effect upon their business volume and profitability. Alternatively, PIRE could elect to pay higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon their profitability until policy premium rates could be raised, in most cases subject to approval by state regulators, which could cause long delays to offset this additional cost.
It is possible that Porticus Re may need to place portions of the catastrophe reinsurance program. As such, a significant and severe weather event could cause our captive to lose all or a significant portion of its collateral which may need to be replaced by the Company to ensure continued operations.
Reinsurance may be unavailable at current levels and prices, which may limit PIRE’s ability to write new business. Furthermore, reinsurance subjects PIRE to counterparty risk and may not be adequate to protect it against losses, which could have a material effect on results of our operations and financial condition.
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. PIRE obtains reinsurance to help manage its exposure to property and casualty insurance risks. Reinsurance is purchased annually, and capacity and acceptable pricing cannot be guaranteed, which may limit PIRE’s growth or financial strength rating. If reinsurance becomes unavailable at current levels or prices, our ability to write new business will be hindered. Although the reinsurance counterparties of PIRE are liable to PIRE according to the terms of the reinsurance policies, PIRE remains primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of PIRE and HOA, its insurance company subsidiary, to pay all claims, and PIRE is subject to the risk that one or more of its reinsurance reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that PIRE’s losses are so large that they exceed the limits specified in its reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case PIRE may have no legal ability to recover what is due to it under its agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
The performance of PIRE’s and our reinsurance captive’s investment portfolios is subject to a variety of investment risks.
The results of operations of PIRE and our reinsurance captive depend, in part, on the performance of their investment portfolios. PIRE and our reinsurance captive seek to hold a high-quality portfolio managed by a provider investment advisory firm in accordance with its investment policy and routinely reviewed by the internal management team. Investments, however, are subject to general economic conditions and market risks as well as risks inherent to particular securities.
The values of PIRE’s and our reinsurance captive’s investment portfolios are subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of an issuer’s payments on such investments. Downgrades in the credit ratings of fixed income securities could also have a significant negative effect on the market valuation of such securities.
Such factors could reduce net investment income and result in realized investment losses, as well as negatively impact statutory capital. PIRE’s and our reinsurance captive’s investment portfolios are subject to increased valuation uncertainties when investment markets are illiquid, thereby increasing the risk that the estimated fair value (i.e. carrying amount) of the securities that PIRE and our reinsurance captive hold in their portfolios does not reflect prices at which accrual transactions would occur.
Risks for all types of securities are managed through the application of PIRE’s and our reinsurance captive’s investment policies, which establish investment parameters that include maximum percentages of investment in certain types of securities and minimum levels of credit quality, which they believe are within applicable guidelines established by the National Association of Insurance Commissioners. In addition, PIRE and our reinsurance captive seek to employ investment strategies that are not correlated with its insurance and reinsurance exposures, however, losses in their investment portfolios may occur at the same time as underwriting losses.

The financial strength ratings of PIRE and HOA, its insurance company subsidiary, could be downgraded.
Financial strength ratings reflect a rating agency’s opinion of PIRE’s and HOA’s financial strength, operating performance, strategic position and ability to meet obligations to policyholders. The ratings of PIRE and HOA are subject to periodic review and there is no assurance that such ratings will not be changed. Rating agencies could change or expand their requirements or could find that PIRE and HOA no longer meet the criteria established for current ratings. Insolvencies or credit downgrades of our reinsurance partners could impact the rating agency’s opinion of PIRE and HOA’s financial strength and ability to meet obligations to policyholders causing a downgrade or withdrawal of the rating. The current rating agency used for PIRE and HOA could go out of business or become unacceptable to partners of the insurance business we manage and operate, leaving the company without a rating until a new rating could be achieved with a different rating agency. There is no guarantee that another rating agency would have a similar rating and view of PIRE and HOA. If the financial strength ratings of PIRE and HOA were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers and lenders, and would likely not accept insurance provided by PIRE and HOA as sufficient to protect their collateral. Either or both could have severe financial consequences for PIRE and HOA.
The effects of emerging claim and coverage issues in the insurance industry are uncertain.
As industry practices, economic, legal, judicial, social, and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect PIRE and our reinsurance captive by either extending coverage beyond the underwriting intent or by increasing the number and size of claims. Examples of emerging claims and coverage issues include, but are not limited to:
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
In addition, potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend statutes of limitations or otherwise repeal or weaken tort reforms could have an adverse impact on the insurance businesses we manage and operate.
The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict, could harm the insurance businesses we manage and operate, and materially adversely affect their results and operations, which in turn could materially and adversely affect the management fees we receive and our results of operations and financial condition.

Failure to maintain PIRE’s risk-based capital at the required levels could adversely affect its ability to maintain regulatory authority to conduct business.
PIRE and HOA, its insurance company subsidiary, must have sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct their business. The National Association of Insurance Commissioners has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurers, including property-casualty insurers, that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation.
TDI requires PIRE to meet specific conditions related to surplus, net written premium, and risk-based capital in order to maintain its certificate of authority. If PIRE fails to meet these conditions, its certificate of authority may be suspended which means that it would not be authorized to sell insurance in the state of Texas. This would subsequently have a material adverse effect on the Company’s consolidated results of operations and financial condition.
Similarly, our wholly-owned, Cayman Islands-based captive reinsurer, Porticus Re, is subject to additional capital and other regulatory requirements imposed by the Cayman Islands Monetary Authority (“CIMA”). Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of Porticus Re’s Class B (iii) insurer license, which could adversely impact PIRE’s ability to improve its overall capital efficiency.
PIRE may face additional capital and surplus requirements as compared to larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could result in increasingly onerous reporting and examination requirements and could adversely affect PIRE’s ability to maintain regulatory authority to conduct business.
PIRE’s and our insurance captive’s loss reserves may be inadequate to cover actual losses.
Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex, and inherently uncertain process involving many variables and subjective judgments, Significant periods of time can elapse between the occurrence of an insured loss, the reporting of a claim, and payment of that claim. Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability of PIRE or our reinsurance captive. These estimates are based on the analysis of historical loss development patterns and on estimates of current labor and material costs. The various factors reviewed include:
•loss emergence, reporting and development patterns;
•underlying policy terms and conditions;
•business and exposure mix;
•trends in claims frequency and severity;
•changes in operations;
•emerging economic and social trends;
•inflation; and
•changes in the regulatory and litigation environments.
This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. There is no precise method for evaluating the impact of variances in estimates. If the actual amount of insured losses is greater than the amount reserved for these losses, the profitability of PIRE and our reinsurance captive could suffer.
PIRE and our reinsurance captive could be forced to sell investments to meet liquidity requirements.
PIRE and our reinsurance captive invest premiums until they are needed to pay policyholder claims. Consequently, PIRE and our reinsurance captive seek to manage the duration of their investment portfolios based on the duration of their losses and loss adjustment expenses payment cycles in order to ensure sufficient liquidity and to avoid having to unexpectedly liquidate investments, including the 18.3 million shares of Porch stock that HOA holds, to fund claims or increase surplus. In addition, unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. PIRE and our reinsurance captive may not be able to sell their investments at favorable prices or at all, and such sales may not reflect the intrinsic value of the investment. Sales of invested assets could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities. Further, losses may impact surplus and require additional capital to fund statutory surplus requirements, which may not be available or available on terms that are not favorable to PIRE and our reinsurance captive.
The failure to accurately and timely pay claims could harm the insurance businesses we manage and operate.
Though the insurance businesses historically evaluated and paid claims timely and in accordance with its policies and statutory obligations, they must continue to manage costs and close claims expeditiously. Many factors affect the ability to evaluate and pay claims accurately and timely, including training and experience of claims staff, claims department’ s culture and the effectiveness of management, the ability to develop or select and implement appropriate procedures and systems to support claims functions and other factors. The failure to accurately and timely pay claims could lead to regulatory and administrative actions or material litigation, undermine the insurance businesses’ reputation in the marketplace and materially and adversely affect their businesses, financial conditions and results of operations.
If the insurance businesses we manage and operate are unable to hire, train and retain claims staff, their claims departments may be required to handle an increasing workload, which could adversely affect the quality of their claims administration, and could materially and adversely impact the fees we receive for managing and operating the insurance businesses, which in turn could adversely impact our financial condition and results of operations.

Our results of operations and financial condition may be adversely affected due to limitations in the analytical models or changes in accessibility to such models used to assess and predict PIRE’s exposure to catastrophic losses.
Models developed internally and by third-party vendors are used along with our own historical data in assessing property insurance exposure to catastrophic losses. These models assume various conditions and probability scenarios; however, they do not necessarily accurately predict future losses or measure losses currently incurred. Further, the accuracy of such models may be negatively impacted by changing climate conditions. Catastrophe models use historical information and scientific research about natural events, such as hurricanes and earthquakes, as well as detailed information about PIRE’s in-force business. This information is used in connection with pricing and risk management activities. However, since actual catastrophic events vary considerably, there are limitations with respect to its usefulness in predicting losses in any reporting period. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models.
Regulatory factors could impact the value at which HOA carries our shares on its statutory financial statements, negatively impact HOA regulatory surplus, and require us to take additional steps to enable HOA to adhere to regulatory requirements and maintain its financial stability rating.
As a Texas domestic property and casualty insurer, HOA is subject to various regulatory requirements, including minimum surplus as regards to policyholders and requirements relating to the credit quality, liquidity and diversification of investments. The amount of surplus and investments maintained by HOA also impacts its financial stability rating. Pursuant to the contribution transactions described in Note 8 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report, a total of 18.3 million shares of common stock were contributed to HOA primarily to support its compliance with requirements under Texas law relating to surplus and to maintain its financial stability rating. The value at which the contributed shares are carried on the statutory financial statements of HOA is subject to ongoing regulatory risks, including the following:
Valuation of the contributed shares for purposes of HOA statutory financial statements remains subject to continuing oversight by the TDI, which may in the future require that the shares be recorded at a more steeply discounted value than TDI initially approved depending upon our results of operation and other future events, including excess losses incurred by the HOA insurance business due to severe weather events.
Other restrictions under Texas law limit the total amount HOA may invest in an affiliate such as Porch Group, Inc., which could limit the portion of the contributed shares’ value that can be included as admitted assets on its statutory financial statements.
These and other regulatory factors beyond our control or that we have not anticipated could negatively impact the value at which the contributed shares are recorded on HOA’s statutory financial statements in future filings with TDI, which could negatively impact HOA’s surplus position and its Demotech, Inc. financial stability rating. In such event, HOA may need to raise additional funds or take other steps to enable it to adhere to Texas regulatory requirements, including as to surplus, and to maintain its financial stability rating. The availability of additional funds through Company debt or equity financing is subject to numerous risks, including the trading price of our common stock at such time, other market conditions, and restrictions under the indentures governing our outstanding convertible senior notes on the incurrence of additional indebtedness.
A sustained decline in the price of our common stock would negatively impact HOA regulatory surplus, which may require it to raise additional funds to enable HOA to adhere to regulatory requirements and maintain its financial stability rating.
The shares of our common stock held by HOA represent a significant portion of its surplus as regards to policyholders. The value at which HOA carries these shares for regulatory financial reporting purposes will fluctuate over time with changes in the trading price of our common stock. A decline in the trading price of our common stock (whether sustained or temporary but at quarter end) would negatively impact the amount of surplus that HOA reports on its statutory financial statements. It is possible that this could require HOA to raise additional funds to enable it to adhere to regulatory requirements relating to surplus and to maintain its financial stability rating. In such case, it may need to raise additional capital through surplus note debt financing. Such financing may be supplied by us or by third party investors. If by us, we may need to issue additional shares which could result in significant additional dilution to existing stockholders, and we face significant restrictions on our ability to obtain additional debt financing due to the restrictive covenants under the indentures governing our outstanding convertible senior notes. If, instead, financing is by third party investors, they may require that their surplus notes rank senior to the surplus notes of PIRE we hold.

Future sales of our common stock by HOA, or deconsolidation of PIRE’s financial statements from our financial statements, could cause our stock price to decline.
Although HOA holds the shares of common stock described in this Annual Report on Form 10-K primarily to strengthen its surplus position and maintain its financial stability rating, and while it is neither our plan nor intent, HOA may sell all or a portion of the shares from time to time in the future as it may deem necessary or appropriate to support the needs of its business, including, for example, to generate additional cash to pay claims and expenses, to improve liquidity and asset diversification, to otherwise meet applicable regulatory requirements and maintain its financial stability rating, or to finance the acquisition of new business. In addition, HOA could be forced to sell shares if insurance regulatory authorities disallow the shares to be recorded as admitted assets on its statutory financial statements or require the shares to be recorded at a greater discount than initially approved by TDI. Additionally, if HOA is placed under receivership by TDI, the receiver may sell shares in connection with the liquidation or rehabilitation of HOA. The timing and amount of any such sales, and the offering price and proceeds thereof, cannot be predicted as of the date of this prospectus. Market conditions, the method of distribution and other factors could make it difficult for the selling shareholder to sell shares when necessary to meet underlying needs or objectives. The sale of shares of our common stock by HOA in the public market, or the perception by the market that those sales could occur, may cause the market price of our common stock to decline. Such sales, or the possibility that such sales may occur, also could make it more difficult for us to raise funds through the sale of equity in the future. Once shares are sold by HOA to unrelated parties or we are able to deconsolidate PIRE’s financial statements from our financial statements, they will no longer be treated as treasury shares for financial reporting purposes, may be dilutive to earnings per share, will be entitled to vote and will count for quorum purposes.
If the costs of providing services to PIRE are not controlled, our profitability could be materially adversely affected.
In accordance with the subscriber's agreement, we perform policy issuance and renewal services for the subscribers at PIRE and we serve as the attorney-in-fact on behalf of the subscribers at PIRE with respect to administrative services. The most significant costs we incur in providing policy issuance and renewal services are employee costs and technology costs.
Our largest expense is employee costs, including salaries, healthcare, pension, and other benefit costs. Regulatory developments, provider relationships, pandemics and demographic and economic factors that are beyond our control, such as inflation, are indicators that employee costs could increase, which could reduce our profitability.
Technological development is necessary to facilitate ease of doing business for employees, agents, and customers. Our technological developments are focused on simplifying and improving the employee, agent, and customer experiences, increasing efficiencies, redesigning products, and addressing other potentially disruptive changes in the insurance industry, including the use of data and artificial intelligence. As we continue to develop technology initiatives in order to remain competitive, our profitability could be negatively impacted as we invest in system development.
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
As disclosed under “Item 9A. Controls and Procedures” of this Annual Report, during the course of preparing our audited financial statements for our Annual Reports on Form 10-K for the fiscal years ended December 31, 2021 and 2022, we, in conjunction with our independent registered public accounting firm, identified certain material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. During 2021, 2022, 2023, and 2024 we dedicated multiple internal resources and supplemented those internal resources with various third-party specialists to assist with the implementation of the detailed remediation plans, including enhancing our processes and systems. As of December 31, 2023, we have remediated all of the previously identified material weaknesses and concluded that our internal control over financial reporting is effective.
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
•volatility in commissions received by the insurance business we manage and operate;
•severe weather events, including tornado and hail events, hurricanes, extensive wildfires and other catastrophes, and the frequency of any of the foregoing, including the effects of climate change and global pandemics;
•volatility, as well as severity, in claims for the insurance business we manage and operate;
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

•our ability to manage our existing business and future growth, including increases in the number of customers on our platform and new geographic regions; and
•various other factors, including those related to significant disruptions in our systems and platform infrastructure risks related to independent contractors, and privacy and data security breaches, each of which is described elsewhere in this “Item 1A. Risk Factors” section.
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
We have experienced net losses in each year since our inception. We incurred operating losses of $64.6 million, $190.4 million and $177.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, and as of December 31, 2024, we had an accumulated deficit of $754.9 million. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability, and even if we do, we may not be able to maintain or increase profitability. While we are undertaking efforts that we believe will increase our revenue, these efforts may not be sufficiently successful in order to offset these expenses. Many of our efforts to generate additional revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. Our recent growth in revenue and number of home services companies, consumers, service providers and commercial partners may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this “Item 1A. Risk Factors” section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.
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
We are subject to credit risk arising from the financial soundness of counterparties, including PIRE’s and our reinsurance captive’s reinsurers, which may have a material adverse effect on our business, financial condition, and results of operations.
We have exposure to different counterparties in the industries in which we operate, which expose us to credit risk in the event of a default or other failure to adhere to contractual obligations by a counterparty. Specifically, PIRE and our reinsurance captive cede risk to third-party insurance companies through reinsurance contracts that cover large volumes of business and exposes us to increased credit risk. Our credit risk may be exacerbated when collateral held by PIRE and our reinsurance captive is not sufficient to offset credit risk, changes in value, cannot be realized upon, or is liquidated at prices not sufficient to recover the full amount of the amount due. This could lead to losses, the extent of which is unknown, and any such losses could have a material adverse effect on our business, financial condition, and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $430.4 million and $289.7 million, respectively, available to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018, will begin to expire in 2031, and the state net operating loss carryforward amounts will begin to expire in 2025. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. The Company has determined that it has experienced a limited number of ownership changes in its history but has concluded that the resulting limitation does not impose any significant constraints on the benefit of its tax attributes. Additional ownership changes may occur in the future.
Risks Relating to Compliance with Laws and Regulations, and Litigation
The insurance businesses we manage and operate are subject to state governmental regulation, which could limit the growth of the insurance businesses and impose additional costs on PIRE and HOA.
The insurance businesses we manage and operate are subject to extensive regulation and supervision by individual state insurance departments in the states where they transact business. This regulation is generally designed to protect the interests of customers, and not necessarily the interests of insurers or agents, their shareholders, or other investors. Numerous aspects of our insurance businesses are subject to regulation, including premium rates, mandatory covered risks, limitations on the ability to not renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other underwriting factors, as well as other underwriting and claims practices. To the extent our insurance businesses decide to expand product offerings to include other insurance products, such as pet, auto, or life insurance, this would subject them to additional regulatory requirements and scrutiny in each state where it elects to offer such products. States may also regulate various aspects of the contractual relationships between insurers and independent agents.
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
TDI requires PIRE to meet specific conditions related to surplus and capital in order to maintain its certificate of authority. If PIRE fails to meet these conditions, its certificate of authority may be suspended which means that it would not be authorized to sell insurance in the state of Texas. This would subsequently have a material adverse effect on the Company’s consolidated results of operations and financial condition.

The insurance businesses we manage and operate are also subject to examinations by the insurance departments of any state where our insurance businesses are domiciled or licensed to sell insurance. These insurance departments may, at any time, conduct comprehensive or targeted examinations of our business practices and address concerns or perceived deficiencies. The results of these examinations can give rise to regulatory orders requiring fines, remedial, injunctive, or other corrective action. The exams could also result in the expenditure of significant management time or financial resources.
The insurance businesses we manage and operate maintain licenses with a number of individual state insurance departments. If PIRE and HOA are unable to comply with such regulations, they may be precluded or temporarily suspended from carrying on some or all of the activities of their insurance businesses or otherwise be fined or penalized in a given jurisdiction. Additionally, actual or perceived failure to comply with such state regulation may give rise to a right to terminate under arrangements with the insurance providers. The continued ability to maintain insurance licenses in the jurisdictions in which the insurance businesses are licensed or to expand to new operations or new jurisdictions depends on their compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.
In all jurisdictions, the applicable laws and regulations are subject to amendment and interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement and interpret rules and regulations. No assurances can be given that the insurance businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past or that we will be able to expand the insurance business in the future.
Certain states require insurers, such as PIRE, to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet underwriting guidelines for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. State insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the ground that this could lead to market disruption. Laws and regulations that limit cancellations and non-renewals of policies or that subject withdrawal plans prior to approval requirements may significantly restrict the insurance businesses’ ability to exit unprofitable markets. Such actions and related regulatory restrictions may limit their ability to reduce potential exposure to hurricane-related losses.
Furthermore, certain states have enacted laws requiring an insurer conducting business in that state to participate in assigned risk and/or shared market plans. For example, state law requires all companies licensed to write property insurance in Texas to be a member of the Texas Windstorm Insurance Association (“TWIA”). TWIA provides basic property coverage to applicants in certain designated catastrophe areas who are unable to obtain insurance in the private market. Carrier participation is based on the amount of a company’s voluntary market share. In these markets, PIRE and HOA may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Alternatively, as TWIA recognizes a financial deficit, it has the ability to assess participating insurers, adversely affecting our results of operations and financial condition. Furthermore, certain states require insurers to participate in guaranty funds for impaired or insolvent companies. These funds periodically assess losses against all insurance companies doing business in the state. Our results of operations and financial condition could be adversely affected by any of these factors.

The processing, storage, use and disclosure of personal data is subject to a variety of federal and state laws and regulations and could give rise to liabilities and increased costs.
We receive, process, store and transmit a significant amount of personal information about consumers that use our products and services. In addition, we accept payments (including recurring payments) from home services companies, consumers and service providers. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal and state laws and regulations and evolving industry standards and practices. These laws, regulations, standards and practices are continually evolving, and in some cases, may subject us to inconsistent and conflicting obligations and may be subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.
Moreover, legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various state legislatures. Multiple U.S. state legislatures have enacted privacy legislation, several of which impose strict requirements and restrictions on the use of personal information with respect to their respective state consumers, including mandating that companies provide consumers with information with respect to personal information being collected about them and how it is being used upon request, as well granting consumers significant control over the use of their personal information (including the right to have such information deleted and the right to object to the “sale” (as defined in the applicable state law) of such information) and mandating new operational requirements for businesses (primarily providing consumers with enhanced privacy-related disclosures). The exercise of these rights may impact our business and ability to provide our products and services. These laws also introduced data minimization and storage limitation requirements and created new regulatory agencies to implement and enforce the law. Legislative proposals to adopt comprehensive privacy laws in other states are under consideration.
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
We are subject to payment network rules, and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.
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
All U.S. jurisdictions require insurers to maintain control of their marketing materials. States have adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive practices in the business of insurance. Prohibited practices include but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement practices and procedures, and discrimination in the business of insurance. Noncompliance with any such state statute may subject the insurance businesses we manage and operate to regulatory action by the relevant state insurance regulator, and in certain states, private litigation.
The federal government may also regulate aspects of the insurance businesses we manage and operate, such as protection of consumer confidential information, or the use of consumer credit scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires insurance companies to have a permissible purpose prior to obtaining and using a consumer report for underwriting purposes as well as comply with notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject the insurance businesses we manage and operate to regulatory fines and other sanctions.
Litigation and regulatory actions could distract management, increase our expenses or subject us to material monetary damages and other remedies.
We are subject to various legal proceedings and claims that have arisen out of the conduct of our business and are not yet resolved. In the future, we may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement, as well as regulatory investigations or civil and criminal enforcement actions that might necessitate changes to our business or operations. Regardless of whether any claims, investigations or actions against us have merit or whether we are ultimately held liable or subject to payment of damages or penalties, claims, investigations and enforcement actions may be expensive to defend or comply with and may divert management’s time away from our operations. If any legal proceeding, regulatory investigation or regulatory enforcement action were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation, regulatory enforcement actions or regulatory investigations may also materially and adversely affect our reputation, which in turn could adversely affect our business, financial condition and results of operations. See “Item 3. Legal Proceedings” of this Annual Report for additional information with respect to material litigation and other proceedings to which we are party.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness now or in the future (including our 0.75% convertible senior notes due 2026 (the “2026 Notes”) and 6.75% convertible senior secured notes due 2028 (the “2028 Notes”)), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, our ability to repurchase the 2026 Notes or 2028 Notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance indebtedness (including the 2026 Notes or 2028 Notes) will depend on the capital markets and our financial condition at such time. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default the notes.
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
•pay dividends on, repurchase or make distributions on account of capital stock or make other restricted payments (including limiting cash used to make repurchases of our 2026 Notes to $50 million in the aggregate, of which we have $26.8 million remaining to use after repurchases made in fiscal 2024);
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
In addition, if more than $30.0 million aggregate principal amount of our 2026 Notes remain outstanding on June 14, 2026, the holders of the 2028 Notes have the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest. As of December 31, 2024, there was $173.8 million aggregate principal amount of 2026 Notes outstanding. If we are unable to repurchase or otherwise refinance a sufficient amount of the remaining outstanding 2026 Notes prior to June 14, 2026, and the holders of all or a substantial portion of the outstanding 2028 Notes require us to repurchase their 2028 Notes pursuant to this indenture provision, our liquidity will be materially adversely affected, and there are no assurances that we would have sufficient funds available to satisfy the repurchase of all such 2028 Notes. In addition, to the extent more than $30.0 million aggregate principal amount of our 2026 Notes remains outstanding within one year prior to June 14, 2026, we may be required to include an explanatory paragraph in the notes to our financial statements expressing substantial doubt about our ability to continue as a going concern.
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

The accounting method for reflecting the 2026 Notes and 2028 Notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. The notes are reflected as a liability on our balance sheets, with the carrying amount equal to the principal amount of the notes, net of unamortized issuance costs. The issuance costs attributable to the notes are treated as a debt discount for accounting purposes, which is amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we recognize for the notes for accounting purposes is greater than the cash interest payments we pay on the notes, which results in lower reported net income. In addition, the shares underlying the notes are reflected in our diluted earnings per share using the “if converted” method. However, if reflecting the notes in diluted earnings per share is anti-dilutive, then the shares underlying the notes will not be reflected in our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our working capital.

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
We have personnel that we classify as independent contractors for U.S. federal, state and international employment law purposes in certain positions in our business. We are not in a position to directly provide the same direction, motivation and oversight to these independent contractors as we would if such personnel were our own employees. As a result, these independent contractors may not comply with applicable law or our policies and procedures, including, but not limited to, our information security policies, or reflect our culture or values. If these independent contractors violate applicable law or if our policies and procedures in dealing with home services companies, consumers, service providers or other third parties fail to meet our standards or reflect our culture it could adversely affect our business, financial condition and results of operations. In addition, a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent contractors.
We are subject to the Internal Revenue Service regulations and state laws regarding independent contractor classification in the United States, which are subject to changes in judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable. Furthermore, the legal landscape with respect to the classification of gig economy independent contractors, such as our service providers, is subject to intense public scrutiny. If legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including paying additional compensation and taxes and/or reimbursing expenses, or abandon certain types of services we provide that are performed by independent contractors. In addition, if we are determined to have misclassified such personnel as independent contractors, we would incur additional exposure under federal and state law, including workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in significant costs to us, could impair our financial condition and our ability to conduct our business and could damage our reputation and our ability to attract and retain other personnel.
In addition to independent contractors located in the United States, as of December 31, 2024 we had approximately 700 individual independent contractors in aggregate located across 14 foreign countries. Most are primarily located in Mexico and have supported the us for many years. As a result, we are subject to certain additional risks and exposure under foreign laws related to independent contractors in foreign jurisdictions, including risks related to an actual or alleged misclassification of independent contractors under local law, compliance with other applicable local labor laws and changes in applicable local labor laws, resistance of commercial partners to off-shoring of customer service functions and related consumer data, fluctuations in foreign currencies, changes in the economic strength of foreign countries, difficulties in enforcing contractual obligations and intellectual property rights, economic sanctions and social, political and economic instability. Foreign laws and regulations that govern the status and classification of workers are subject to change, varying degrees of oversight and enforcement, and differing interpretations; there is a current shift toward governments favoring employment classification for workers engaged on an exclusive basis or for longer term role. If there is an adverse determination regarding the classification of any of our independent contractors by a foreign court or foreign government agency, we could incur significant costs including costs related to fines or penalties, wage payments, payroll tax liabilities, employee benefits, judgments, and/or legal settlements. In addition, any resulting reclassification of foreign contractors could increase our operating costs and could necessitate changes to our operating and personnel strategies. As a result, failure to manage these risks and comply with foreign laws could result in significant costs to us, could impair our financial condition and our ability to conduct our business and could damage our reputation and our ability to attract and retain other personnel.

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
We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Experienced personnel, who are critical to the success of our business, are in particularly high demand. The loss or disability of executive officers or key employees, especially our Chief Executive Officer, could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.
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
Expansion of our employee base to foreign countries will subject us to additional risks that can adversely affect our business, results of operations, and financial condition.
We have established and are growing a presence in India for the purpose of hiring skilled personnel to support our operations, and intend to continue to grow our employee base in India as part of our overall growth and expense management strategies. Our current international operations and our plans to expand international operations may place strain on our employee management systems and resources. Further, operating in international markets requires significant resources, time, and management attention, and subjects us to regulatory, economic, and political risks and competition that are different from those in the United States. Because of our limited experience with international operations, there can be no assurance that our efforts will be successful. In addition, our international operations may fail to succeed or pose substantial risks to the Company due to a number of factors including, but not limited to, difficulties and costs associated with staffing and managing foreign operations, compliance with foreign laws and regulations, including employment, tax, privacy and data protection laws and regulations, legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict, and general macroeconomic conditions, including rising interest rates and inflation, unfavorable fluctuations in foreign currency and exchange rate, slower growth or recession, or instability in the global banking system. Our failure to successfully manage any of these risks or could harm our existing and future international operations and impair our overall business.

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
•changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors, and changes in expectations in PIRE’s financial performance;
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
•the sale of our shares held by HOA to unrelated parties or the deconsolidation of PIRE’s financial statements from our financial statements, at which point such shares would no longer be treated as treasury shares for financial reporting purposes, may be dilutive to earnings per share, will be entitled to vote and will count for quorum purposes, and in which case the Company may no longer be able to control the voting or investment decisions with respect to such shares;
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
In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2024, the aggregate number of shares of common stock reserved for future issuance under our equity incentive plans is 7.7 million. The compensation committee of our Board of Directors will determine the exact number of shares to be issued during 2025 and the number of shares reserved for future issuance under its equity incentive plans at its discretion. The number of equity incentive awards awarded are based upon dollar values and the market price of our common stock and, as a result, a decline in our stock price may result in the compensation committee of our Board of directors issuing, or seeking flexibility from stockholders to issue, equity incentive awards that represent a greater number of shares than at higher stock prices. We have filed and may in the future file one or more registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements generally will be available for sale in the open market. Any additional equity grants or vesting and/or exercise of equity incentive awards will cause our stockholders to be diluted and may negatively affect the price of our common stock.
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
The Company intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the common stock will be at the sole discretion of our Board of Directors. The Company’s Board of Directors may take into account general and economic conditions, the Company’s financial condition and results of operations, the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by the Company to its stockholders or by its subsidiaries to it and such other factors as the Company’s Board of Directors may deem relevant. In addition, the Company’s ability to pay dividends is limited by covenants of Porch’s existing and outstanding indebtedness and may be limited by covenants of any future indebtedness the Company incurs. As a result, investors may not receive any return on an investment in the Company’s common stock unless they sell the Company’s common stock for a price greater than what the investor paid for it.
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
The Company’s Amended and Restated Articles of Incorporation (the “Charter”) and its Amended and Restated Bylaws (the “Bylaws”) contain certain provisions that may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by the Company’s stockholders. These provisions in the Charter and/or Bylaws include:
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
We have not identified any risks from known cybersecurity threats, including those resulting from any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Refer to the risk factor captioned, “We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us,” in “Item 1A. Risk Factors” in this Annual Report for additional description of cybersecurity risks and potential related impacts on us.
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

Item 3. Legal Proceedings
See Note 17, Commitments and Contingencies, in the notes to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated by reference into this Part I, Item 3, for a description of certain litigation and legal proceedings.
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
Holders
There were 529 stockholders of record as of February 18, 2025. This figure does not include an estimate of the indeterminate number of “street name” or beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
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
Recent Sales of Unregistered Securities
During 2024, we completed contributions totaling 18.3 million newly issued shares of our common stock to HOA. These contributions supported the transition of Porch’s insurance underwriting business to a reciprocal exchange and helped to bolster HOA’s balance sheet strength and rating after the Texas May 2024 weather impacted surplus. In addition, the contribution increased HOA’s long-term surplus position, which better positions HOA for any future third party surplus note capital raise, and is expected to support premium growth in 2025 and beyond. Should Porch’s share price increase going forward, this would increase HOA’s surplus net of regulatory and statutory limitations, thereby supporting higher premium levels. While this increases HOA’s surplus, there is no impact to the consolidated financial statements for the year ended December 31, 2024. The completed equity contributions from Porch to HOA were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act
Performance Graph
The following graph depicts the total cumulative stockholder return on our common stock from December 31, 2020, through December 31, 2024, relative to the performance of the Standard & Poor’s 500 Index “S&P 500 ” and S&P 500 Information Technology Sector Index “S&P 500 IT.” The graph assumes an initial investment of $100.00 at the close of trading on December 31, 2020. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

	December 31,
	2020	2021	2022	2023	2024
Porch Group, Inc.	$100	$109	$13	$22	$34
SP 500 Index	100	127	102	127	157
SP 500 IT Index	100	134	95	149	202
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
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company. We differentiate and look to win in the massive and growing homeowners insurance opportunity by 1) advantaged underwriting utilizing unique property data, 2) being the best partner for homebuyers, and 3) providing more home protection.
As a leader in the home software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 29 thousand companies that are key to the home-buying transaction, such as home inspectors, title companies, and mortgage companies.
These relationships provide us with early insights to United States (“U.S.”) homebuyers. In partnership with these companies, we have the ability to help simplify the move for consumers with services such as insurance, warranty, moving and more.
We have unique insights into the majority of U.S. properties. This helps us better understand risk and create competitive differentiation in underwriting and pricing.
We aim to be the best homeowners insurance partner for homebuyers by helping with more than just insurance. We provide moving services and offer a full moving concierge through the Porch app. We help make moving easier and assist with other important services such as security, TV/Internet, and more.
We provide more protection for the home by including a variety of home warranty products alongside homeowners insurance. We are able to fill gaps in protection for consumers, minimize surprises, and deepen our relationships and value proposition.
In 2024, we had two reportable and operating segments: Insurance and Vertical Software.
Insurance — Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes Homeowners of America (“HOA”), a wholly owned insurance carrier, other insurance-related legal entities, Porch Warranty, and other warranty brands.
Vertical Software — Our Vertical Software segment provides software and services to customers, including but are not limited to inspection, mortgage, title, roofing, and contractor companies on a subscription and transactional basis. These accounted for 60% of total Vertical Software segment revenue in 2024. Additionally, the Vertical Software segment provides move and post-move services, which accounted for 40% of total Vertical Software segment revenue in 2024. The Vertical Software segment operates as several key businesses, offering products including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
See “Item 1. Business,” Strategic Growth Pillars, for more information about changes to our business in 2025.

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

The following table summarizes operating metrics for each of the periods indicated.

		Year Ended December 31,
		2024	2023	% Change
Gross Written Premium (in millions)	(1)	$452	$525	(14)%
Policies in Force (in thousands)		206	310	(34)%
Annualized Revenue per Policy (unrounded)		$1,541	$984	57%
Annualized Premium per Policy (unrounded)		$2,470	$1,884	31%
Premium Retention Rate		105%	96%
Gross Loss Ratio		65%	69%
Attritional Loss Ratio	(2)	22%	34%
Gross Combined Ratio		79%	88%
Average Companies in Quarter (unrounded)	(3)	28,604	30,476	(6)%
Average Monthly Revenue per Account in Quarter (unrounded)	(3)	$1,275	$1,184	8%
Monetized Services (unrounded)		935,736	903,455	4%
Average Quarterly Revenue per Monetized Service (unrounded)	(3)	$396	$404	(2)%
_________________________________________________________
(1)Gross Written Premium included our insurance agency, Elite Insurance Group (“EIG”), which was sold in January 2024.
(2)Attritional loss is considered a non-GAAP financial measure. See Non-GAAP Financial Measures section for a description and reconciliation to the comparable GAAP financial measure.
(3)Amounts for periods that include more than one quarter are calculated as the average of the quarters within the period.

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
Attritional Loss Ratio — We define Attritional Loss Ratio as Gross Loss Ratio excluding the losses due to catastrophic weather. Catastrophic weather events include, without limitation, hurricanes, tornados, earthquakes, hailstorms, wildfires, high winds, and winter storms.
Gross Combined Ratio — We define Gross Combined Ratio as being the sum of the loss ratio including loss adjustment expense and expense ratio. This is on a statutory basis for our insurance carrier.
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

Recent Developments
Reciprocal Exchange
On July 29, 2024, we filed a new and updated application to form and license a Texas reciprocal exchange with the Texas Department of Insurance (“TDI”). Our application was approved by the TDI on October 25, 2024. On January 1, 2025, we completed the formation of Porch Insurance Reciprocal Exchange (“PIRE”). In connection with the formation, we completed the sale of our homeowners insurance carrier, Homeowners of America (“HOA”), to PIRE for a purchase price equal to HOA’s estimated surplus at December 31, 2024, of approximately $105 million, less $58 million of principal and unpaid interest under a surplus note issued by HOA to Porch in 2023. The purchase price was financed by a surplus note issued by PIRE to Porch, bringing the total surplus notes held by Porch to approximately $106 million. Following the sale, HOA became a wholly owned subsidiary of PIRE. Porch will manage and operate PIRE, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines. In addition, Porch will maintain PIRE’s books and records and be responsible for its accounting and financial reporting. In exchange for these services, Porch will receive commissions and fees. PIRE will pay all claims and claims adjustment expenses, reinsurance costs, agency commissions, and taxes and license fees.
Debt Repurchase
During 2024, we repurchased $51.2 million aggregate principal amount of our 2026 Notes in a series of private and open market transactions. We paid $23.2 million cash, or an average of 45.3% of par value, plus accrued interest. We recognized a $27.4 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished. These repurchases reduced the outstanding principal on the 2026 Notes from $225.0 million as of December 31, 2023 to $173.8 million as of December 31, 2024.
Sale of Business
On January 31, 2024, we sold our insurance agency, Elite Insurance Group (“EIG”). The sale price was $12.2 million of which we have received $10.9 million in cash and recorded a receivable of $1.2 million as of December 31, 2024. We recorded a loss of $5.3 million in other income, net, in the Consolidated Statements of Operations and Comprehensive Loss.
Weather Impact
Late in the first quarter of 2024, a Texas hailstorm resulted in approximately $16.0 million of gross losses. During the second quarter of 2024, a large hurricane-like windstorm affected Houston with straight-line and long-lived winds up to 100 miles per hour. This event resulted in approximately $19.5 million of gross losses. In July 2024, Hurricane Beryl made landfall in Texas as a category 1 hurricane and impacted the Houston area, resulting in approximately $50.5 million of gross losses. In September 2024, Hurricane Helene resulted in approximately $5.8 million of gross losses.

Recoveries of Losses on Terminated Reinsurance Contract
During 2023, HOA discovered that Vesttoo Ltd (“Vesttoo”), which arranged capital for one of our reinsurance contracts, faced allegations of fraudulent activity in connection with collateral it provided to HOA and certain other third parties, which allegations have since been confirmed. We have communicated and met with regulators and other key stakeholders regarding the evolving situation. This reinsurance agreement provided partial quota share coverage as well as up to approximately $175.0 million in a catastrophic event.
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20.0 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary, and recognized a charge of $36.0 million in provision for doubtful accounts in the Consolidated Statements of Operations and Comprehensive Loss. In 2023, the Company purchased all rights from HOA for potential claims related to the fraud connected to Vesttoo and others. Subsequently, we were appointed to the statutory committee of unsecured creditors in the Chapter 11 bankruptcy of Vesttoo. We are pursuing all available legal claims and remedies to enforce our rights under the $300.0 million letter of credit required by the reinsurance agreement, and seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to fraud committed by third parties.
On January 19, 2024, we entered into a five-year business collaboration agreement with Aon Corp. and Aon Re, Inc. (“Aon”), resulting in payments to us of approximately $25 million in January 2024 and additional cash payments through the end of the contract term. Of the cash payments that we have or will receive through the end of the contract term, $8.7 million is non-refundable and immediately recognized in other income, net in the Consolidated Statements of Operations and Comprehensive Loss. A portion of the remaining amount is potentially refundable to Aon if we breach the agreement, including if we directly or indirectly place reinsurance with brokers unaffiliated with Aon, subject to customary cure rights. The remaining amount will be recognized in other income, net, over the term of the agreement. As part of this agreement, Aon and Porch also signed a mutual release of claims arising from the Vesttoo fraud. Porch has not released any claims against non-Aon parties related to these matters and intends to vigorously pursue recovery. In addition to this arrangement, we have also received cash recoveries from other parties in the amount of $3.0 million during the year ended December 31, 2024.
Porch Common Shares Issued to HOA
During 2024, we completed contributions totaling 18.3 million newly issued shares of our common stock to HOA. These contributions supported the transition of Porch’s insurance underwriting business to a reciprocal exchange and helped to bolster HOA’s balance sheet strength and rating after the Texas May 2024 weather impacted surplus. In addition, the contribution increased HOA’s long-term surplus position, which better positions HOA for any future third party surplus note capital raise, and is expected to support premium growth in 2025 and beyond. Should Porch’s share price increase going forward, this would increase HOA’s surplus net of regulatory and statutory limitations, thereby supporting higher premium levels. While this increases HOA’s surplus, there is no impact to the consolidated financial statements for the year ended December 31, 2024.
Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. As disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions, and those differences could be material to the consolidated financial statements. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
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
Business Combinations
We have engaged in mergers and acquisitions in the past and intend to continue to make acquisitions a part of our long-term strategy. We account for business acquisitions using the acquisition method of accounting and record any identifiable intangible assets separate from goodwill. Intangible assets are recorded at fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The accounting estimates associated with acquisitions are complex due to judgments and assumptions involved in determining (1) the total consideration paid because we have used cash, equity, and earnouts and (2) the value of assets acquired and liabilities assumed. We allocate the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents an obligation to make additional payments or equity interests to the former owner(s) as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.
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
Impairment of Goodwill
We test goodwill for impairment annually or more frequently when events or changes in circumstances indicate the fair value of a reporting unit may be less than its carrying amount. We have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors that indicate the fair value of a reporting unit may be less than its carrying amount include industry and market considerations such as a deterioration in the economic environment or a decline in market-dependent multiples or metrics, overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings, increased cost factors that have a negative effect on earnings and cash flows, or a sustained decrease in share price. The process for evaluating potential impairment of goodwill is highly subjective and requires significant judgment. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is estimated. If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recorded to the extent that fair value of the reporting unit is less than its carrying amount. We have selected October 1 as the date to perform our annual impairment test.
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

Results of Operations
Key Factors Affecting Operating Results
The following key factors affected our operating results.
•Gross loss ratio of 65%, an improvement from 69% in the prior year, driven by strong attritional loss ratio performance of 22%, an improvement from 34% in the prior year.
•We repurchased $51.2 million of our 2026 Notes, at an average par value of 45.3%, for $23.2 million during the year ended December 31, 2024.
•We continued our cost savings initiatives by hiring highly qualified individuals to replace external contracting services.
•Effective April 1, 2024, we entered into a new simplified quota share reinsurance program and renewed all necessary excess of loss reinsurance contracts.
•We had cash recoveries on terminated reinsurance contracts of approximately $28 million in the year ended December 31, 2024.
•Continue to roll out further product enhancements in our Vertical Software businesses as we increase pricing while maintaining high customer retention.
•ISN, Porch’s largest inspection brand, implemented price increases, following more than 20 feature enhancements.
•We are now approved in 19 states to use Home Factors to improve risk accuracy in pricing policies for our customers. This means we can charge a lower price for policies which are low-risk and more accurately price higher risk policies.

Consolidated Results of Operations

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$437,848	$430,302	$7,546	2%
Operating expenses:
Cost of revenue	225,627	220,243	5,384	2%
Selling and marketing	122,873	144,307	(21,434)	(15)%
Product and technology	55,274	58,502	(3,228)	(6)%
General and administrative	98,406	103,192	(4,786)	(5)%
Provision for doubtful accounts	239	37,180	(36,941)	(99)%
Impairment loss on intangible assets and goodwill	—	57,232	(57,232)	(100)%
Total operating expenses	502,419	620,656	(118,237)	(19)%
Operating loss	(64,571)	(190,354)	125,783	(66)%
Other income (expense):
Interest expense	(42,536)	(31,828)	(10,708)	34%
Change in fair value of earnout liability	—	44	(44)	(100)%
Change in fair value of private warrant liability	691	(444)	1,135	(256)%
Change in fair value of derivatives	5,869	(4,261)	10,130	(238)%
Gain on extinguishment of debt	27,436	81,354	(53,918)	(66)%
Investment income and realized gains and losses, net of investment expenses	13,697	8,285	5,412	65%
Other income, net	28,702	3,893	24,809	637%
Total other income	33,859	57,043	(23,184)	(41)%
Loss before income taxes	(30,712)	(133,311)	102,599	(77)%
Income tax provision	(2,117)	(622)	(1,495)	240%
Net loss	$(32,829)	$(133,933)	$101,104	(75)%
Revenue
The overall 2% increase in revenue for the year ended December 31, 2024, when compared with the year ended December 31, 2023, was primarily driven by a 4%, or $13.0 million, increase in our Insurance segment as a result of increases in premium per policy. Insurance revenue for the year ended December 31, 2023, was impacted by the Vesttoo matter when insurance revenue increased by about $55 million as a result of the cancellation of the Vesttoo-related reinsurance coverage. Revenue from our Vertical Software segment decreased by a 4%, or $4.5 million, primarily driven by moving services which shifted to higher profit but lower revenue services and the shutdown of our corporate relocation business.
Selling and marketing
The 15% decrease in selling and marketing expenses for the year ended December 31, 2024, when compared with the year ended December 31, 2023, is primarily related to a decrease in the Insurance segment’s variable policy acquisition and marketing expenses due to a decrease in commission rates, the sale of the EIG business in the current year as described in Note 12 of the Notes to Consolidated Financial Statements, and a decrease in Vertical Software segment costs consistent with the decrease in revenue in that segment. As a percentage of revenue, selling and marketing expenses represented 28% of revenue in the current year compared to 34% of revenue in the prior year.
Provision for doubtful accounts
In 2023, we charged to provision for doubtful accounts approximately $36.0 million of reinsurance balance due from a reinsurer as described in Note 14, Reinsurance, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. During 2024, we experienced improvement in loss reserves related to Vesttoo of $1.3 million. We had no significant charges to the provision for doubtful accounts during 2024.

Impairment loss on intangible assets and goodwill
In 2023, we recorded a goodwill impairment charge of $55.2 million in our Insurance segment and a $2.0 million impairment charge on intangible assets in our Vertical Software segment. These impairments followed a sustained decrease in stock price, increased costs due to inflationary pressures, hardening of the reinsurance markets, volatile weather, and a deterioration of the macroeconomic environment in the housing and real estate and insurance industries. There were no impairment losses on intangible assets and goodwill during the year ended December 31, 2024.
Interest expense
Interest expense increased by $10.7 million, or 34%, from $31.8 million for the same period in 2023. The increase is primarily due to interest at a higher weighted average rate on a higher aggregate debt balance after issuance of the 2028 Notes in April 2023. The following table details the components of interest expense, on the Consolidated Statements of Operations and Comprehensive Loss:

	Year Ended December 31,
	2024	2023
Contractual interest expense	$24,047	$18,242
Amortization of debt issuance costs and discount	19,094	12,952
Capitalized Interest and Other	(605)	634
Total interest expense	$42,536	$31,828
Change in fair value of derivatives
The derivative liability decreased by $5.9 million for the year ended December 31, 2024, compared to an increase of $4.3 million for the year ended December 31, 2023. The value is driven by various factors, including the fair value of the underlying debt and the assumptions regarding timing of possible repurchase events. See Note 4 in the Notes to Consolidated Financial Statements.
Gain on extinguishment of debt
For the year ended December 31, 2024, we recognized an $27.4 million gain on extinguishment of debt related to the partial repurchases of the 2026 Notes. See Note 7, Debt, of the Notes to Consolidated Financial Statements. In connection with the partial repurchase of the 2026 Notes in the year ended December 31, 2023, we recognized an $81.4 million gain on extinguishment of debt. See Note 7, Debt, of the Notes to Consolidated Financial Statements.
Investment income and realized gains and losses, net of investment expenses
Investment income and realized gains, net of investment expenses increased by $5.4 million from $8.3 million for the year ended December 31, 2023, to $13.7 million for the year ended December 31, 2024. Total investments balance as of December 31, 2024, was $182.8 million compared to $139.2 million as of December 31, 2023. A higher investment balance was the primary reason for the increase in investment income.
Other income, net
Other income, net, increased by $24.8 million from $3.9 million for the year ended December 31, 2023, to $28.7 million for the year ended December 31, 2024. The increase is due to recoveries of losses on reinsurance contract of $15.7 million and gain on settlement of contingent consideration of $14.9 million. These are offset by loss on sale of EIG business of $5.3 million. See Note 12 in the unaudited Notes to Consolidated Financial Statements for detail of other income, net, for each period presented.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report on Form 10-K as filed with the SEC on March 15, 2024, for the comparison of the results of operations for the years ended December 31, 2023 and 2022.
Segment Results of Operations
We operate our business as two reportable segments that are also our operating segments: Vertical Software and Insurance. For additional information about our segments, see Note 18, Segment Information, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Segment Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
Vertical Software segment
Software and service subscriptions	$71,944	$67,697	$4,247	6%
Move-related transactions	31,892	40,350	(8,458)	(21)%
Post-move transactions	16,771	17,069	(298)	(2)%
Total Vertical Software segment revenue	120,607	125,116	(4,509)	(4)%

Insurance segment
Insurance and warranty premiums, commissions and policy fees	318,190	305,186	13,004	4%
Total Insurance segment revenue	318,190	305,186	13,004	4%

Intersegment revenue (1)	(949)	—	(949)	N/A

Total revenue	$437,848	$430,302	$7,546	2%
_________________________________________________________
(1)Intersegment revenue relates to sales of software and service subscriptions from the Vertical Software segment to the Insurance segment.
For the year ended December 31, 2024, Vertical Software segment revenue was $120.6 million or 28% of total revenue for the same period. For the year ended December 31, 2023, Vertical Software segment revenue was $125.1 million or 29% of total revenue for the same period. The decrease in Vertical Software segment revenue was primarily driven by moving services which shifted to higher profit but lower revenue services and the shutdown of our corporate relocation business, within the move-related transactions, and was partially offset by price increases in our SaaS businesses, within software and service subscription.
Insurance segment revenue was $318.2 million for the year ended December 31, 2024, and represented 73% of total revenue for the same period. For the year ended December 31, 2023, Insurance segment revenue was $305.2 million or 71% of total revenue for the same period. The increase was mainly driven by increases in Annualized Premium per Policy of 31%. This was partially offset by a reduction in policies in force during the year and the impact of the Vesttoo matter in the last half of 2023 when insurance revenue increased by about $55 million as a result of the cancellation of the Vesttoo-related reinsurance coverage. As of December 31, 2024, we had 206 thousand Policies in Force, a 34% decrease compared to 310 thousand Policies in Force as of December 31, 2023. The decrease in the number of Policies in Force predominantly resulted from the sale of EIG in January 2024 and non-renewals of policies that are expected to be unprofitable.
Segment Adjusted EBITDA (Loss)
Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, selling and marketing, product and technology, general and administrative expenses, and provision for doubtful accounts. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations. See Note 18, Segment Information, of the Notes to Consolidated Financial Statements for reconciliations to GAAP consolidated financial information for the periods presented.

	Year Ended December 31,
	2024	2023
Segment Adjusted EBITDA (Loss):
Vertical Software	$16,030	$4,307
Insurance	43,436	12,320
Subtotal	59,466	16,627
Corporate and other	(52,295)	(61,141)
Adjusted EBITDA (Loss)	$7,171	$(44,514)
Our Insurance segment had a Segment Adjusted EBITDA (Loss) of $43.4 million for the year ended December 31, 2024, compared to $12.3 million in the same period last year. The improvement from the prior year was due to lower attritional losses, as a result of improved underwriting, and our insurance profitability actions, including premium per policy increases of 31% increasing deductibles, non-renewal of higher risk policies, and introducing coverage exclusions for select risks. The improvements were partially offset by the effects of severe weather events. See Note 14 in the Notes to Consolidated Financial Statements for tabular presentation of premiums and net losses.
Our Vertical Software segment’s Adjusted EBITDA (Loss) was $16.0 million for the year ended December 31, 2024, which improved compared to prior year due to pricing increases and strong cost control, including a reduction in workforce and stronger emphasis on our more profitable services in our moving business.
Corporate expenses were $52.3 million in the year ended December 31, 2024, a $8.8 million decrease from the prior year primarily due to successful cost reduction efforts related to professional fees. Corporate expenses decreased to 12% of total revenue for the year ended December 31, 2024, from 14% in 2023.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report on Form 10-K as filed with the SEC on March 15, 2024, for the comparison of the results of operations for the years ended December 31, 2023 and 2022.
Non-GAAP Financial Measures
This Annual Report includes non-GAAP financial measures, such as Adjusted EBITDA (Loss), Adjusted EBITDA (Loss) as a percent of revenue, and Attritional Loss Ratio.
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
Adjusted EBITDA
We define Adjusted EBITDA (Loss) as net income (loss) adjusted for interest expense; income taxes; depreciation and amortization; gain or loss on extinguishment of debt; other expense (income), net; impairments of intangible assets and goodwill; loss on reinsurance contract; impairments of property, equipment, and software; stock-based compensation expense; mark-to-market gains or losses recognized on changes in the value of contingent consideration arrangements, earnouts, warrants, and derivatives; restructuring costs; acquisition and other transaction costs; and non-cash bonus expense. Adjusted EBITDA (Loss) Margin is defined as Adjusted EBITDA (Loss) divided by total revenue.

The following table reconciles net loss to Adjusted EBITDA (Loss) for the periods presented (dollar amounts in thousands).

	Year Ended December 31,
	2024	2023
Net loss	$(32,829)	$(133,933)
Interest expense	42,536	31,828
Income tax provision	2,117	622
Depreciation and amortization	25,522	24,415
Gain on extinguishment of debt	(27,436)	(81,354)
Other income, net (1)	(23,208)	(3,893)
Impairment loss on intangible assets and goodwill	—	57,232
Loss (gain) on reinsurance contract (2)	(1,324)	36,042
Impairment loss on property, equipment, and software	—	254
Stock-based compensation expense	27,181	20,709
Mark-to-market gains	(10,002)	(1,003)
Restructuring costs (3)	4,185	4,015
Acquisition and other transaction costs	429	552
Adjusted EBITDA (Loss)	$7,171	$(44,514)
Adjusted EBITDA (Loss) Margin	2%	(10)%
______________________________________
(1)Difference from Other Income, net in Consolidated Statements of Operations and Comprehensive Loss is primarily due to a portion of the income resulting from the Aon business collaboration agreement, disclosed in Note 14, that is not a non-GAAP adjustment.
(2)See Note 14, Reinsurance, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
(3)Primarily consists of costs related to forming a reciprocal exchange.
Adjusted EBITDA (Loss) for the year ended December 31, 2024, was $7.2 million, a $51.7 million improvement from Adjusted EBITDA (Loss) of $(44.5) million for the same period in 2023. The improvement in Adjusted EBITDA (Loss) in 2024 is primarily driven by insurance profitability actions, including price increases implemented over the last year, as well as cost reductions across the business. These improvements were partially offset by the effects of severe weather events and the decline of the corporate relocation business in our Vertical Software segment.
Attritional Loss Ratio
The Attritional Loss Ratio is calculated by deducting the Gross Loss Ratio related to catastrophic weather events from total Gross Loss Ratio. Catastrophic weather events include, without limitation, hurricanes, tornados, earthquakes, hailstorms, wildfires, high winds, and winter storms. We believe the Attritional Loss Ratio is useful to investors and use this financial measure to reveal trends in our Gross Loss Ratio that may be obscured by catastrophe losses as such events cannot be accurately predicted and may cause our Gross Loss Ratio to vary significantly between periods as a result of their incidence of occurrence and magnitude. We have adopted the industry-wide catastrophe classifications of storms and other events published by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies an event as a catastrophe when the event causes $25 million or more in direct losses. The following table reconciles Gross Loss Ratio to Attritional Loss Ratio.

	Year Ended December 31,
	2024	2023
Gross Loss Ratio	65%	69%
Less: Impact of losses due to catastrophic weather	(43)%	(35)%
Attritional Loss Ratio	22%	34%

Liquidity and Capital Resources
In our early years, we raised capital primarily through equity investments. As a publicly traded company, we have relied on convertible debt as our primary source of capital. As of December 31, 2024, and 2023, we had $507.3 million and $558.7 million, respectively, of aggregate principal amount outstanding in convertible notes, promissory notes, line of credit, term loan facility, and advance funding arrangement.
2026 Convertible Senior Notes
In September 2021, we completed a private offering of $425.0 million aggregate principal amount of 0.75% Convertible Senior Notes due on September 15, 2026 (the “2026 Notes”). As of December 31, 2024, outstanding principal was $173.8 million. The 2026 Notes are redeemable at our option after September 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “Conversion Rate”). The Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026. In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under certain circumstances described in Note 7, Debt, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
2028 Convertible Senior Notes
In April 2023, we issued $333.3 million of 6.75% Senior Secured Convertible Notes due in 2028 in a private placement transaction (the “2028 Notes”). We used a portion of the net proceeds from these 2028 Notes to repurchase $200.0 million of the 2026 Notes and to fund the repayment of the term loan facility, in each case plus accrued and unpaid interest thereon and related fees and expenses. In connection with the partial repurchase of the 2026 Notes, we recognized an $81.4 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished. The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.
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
Advance Funding Arrangement
During 2023 and 2022, we participated in an advance funding arrangement with third-party financers that provide us with contract premiums upfront for certain home warranty contracts. We remained obligated to repay these premiums to the third-party financer if a customer cancelled its warranty contract prior to full repayment of the advance funding amount received by us. In the first quarter of 2024, our obligation was completely satisfied with the third-party financers, and we had an outstanding balance of $0 as of December 31, 2024.

Cash and Cash Equivalents
As of December 31, 2024, we had cash and cash equivalents of $167.6 million and $29.1 million of restricted cash and cash equivalents. The following table provides the components of restricted cash and cash equivalents on the Consolidated Balance Sheets:

	December 31, 2024	December 31, 2023
Held as collateral by captive reinsurer for benefit of HOA (1)	$20,608	$28,341
Pledged to state departments of insurance (2)	895	1,340
Held for payment of possible warranty claims (3)	6,636	7,273
Other	1,000	1,860
Restricted cash and cash equivalents	$29,139	$38,814
______________________________________
(1)Held by our captive reinsurance business as collateral for the benefit of Homeowners of America (“HOA”).
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.
(3)Required under regulatory guidelines in 23 states and 19 states as of December 31, 2024 and December 31, 2023, respectively.
Operations and Other Resources
We have incurred losses since our inception, and we have an accumulated deficit at December 31, 2024 and 2023, totaling $754.9 million and $722.1 million, respectively.
Based on our current operating and growth plan, management believes cash and cash equivalents at December 31, 2024, are sufficient to finance our operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months. As our operations evolve and continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to its stockholders.
Porch Group, Inc. is a holding company that transacts a majority of its business through operating subsidiaries, including insurance subsidiaries. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from our subsidiaries. Our insurance company subsidiaries are highly regulated and are restricted by statute as to the amount of dividends they may pay without the prior approval of their respective regulatory authorities. As of December 31, 2024, HOA held cash and cash equivalents of $112.5 million and investments of $167.6 million.
Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which we operate have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 14 in the Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
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
Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

The following table provides a summary of cash flow data for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023	$ Change	% Change
Net cash provided by (used in) operating activities	$(31,682)	$33,929	$(65,611)	(193)%
Net cash used in investing activities	(45,061)	(56,253)	11,192	(20)%
Net cash provided by (used in) financing activities	(23,707)	90,951	(114,658)	(126)%
Change in cash, cash equivalents and restricted cash and cash equivalents	$(100,450)	$68,627	$(169,077)	(246)%
Operating Cash Flows
Net cash used in operating activities was $31.7 million for the year ended December 31, 2024. Net cash used in operating activities includes cash outflows to cover losses from severe weather during the year, timing of working capital disbursements, and interest on convertible debt. These outflows of cash were partially offset by positive cash flow from the non-recurring cash receipt of $25 million related to the Aon agreement (see Note 14 in the Notes to the Consolidated Financial Statements).
Net cash provided by operating activities was $33.9 million for the year ended December 31, 2023. Net changes in working capital provided $88.9 million, primarily due to decreases in insurance-related receivables. Reinsurance balance due decreased as a result of shifting coverage from third-parties to our own captive reinsurer whose financial information is included in the Consolidated Financial Statements. The change in reinsurance balance due included cash proceeds in the amount of approximately $47.6 million liquid collateral received from a reinsurance trust.
Investing Cash Flows
Net cash used in investing activities was $45.1 million for the year ended December 31, 2024. Net cash used in investing activities is primarily related to purchases of investments of $110.9 million and investments to develop internal use software of $12.3 million. This was partly offset by the cash inflows related to maturities and sales of investments of $67.8 million.
Net cash used in investing activities was $56.3 million for the year ended December 31, 2023. Net cash used in investing activities is primarily related to purchases of investments of $91.0 million and investments to develop internal use software of $9.2 million. This was partly offset by the cash inflows related to maturities and sales of investments of $46.8 million.
Financing Cash Flows
Net cash used in financing activities was $23.7 million for the year ended December 31, 2024. Net cash used in financing activities is primarily related to the repurchase of the 2026 Notes of $23.4 million.
Net cash provided by financing activities was $91.0 million for the year ended December 31, 2023. Net cash provided by financing activities is primarily related to net proceeds from from issuance of the 2028 Notes debt issuance, net of fees, of $116.7 million. This was partially offset by repayment of the principal balance on the term loan facility and advance funding arrangement of $10.2 million and $4.1 million, respectively, and repurchase of stock of $5.6 million.
Contractual Obligations and Commitments
In addition to debt service payments, our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 13, Leases, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. In addition, we have a substantial level of debt. For more information regarding our debt service obligations, see Note 7, Debt, of the Notes to Consolidated Financial Statements. We also have certain non-cancellable purchase commitments primarily for data purchases. As of December 31, 2024, our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms were payments of $10.4 million due in the next 12 months and $3.8 million due thereafter. For more information regarding our purchase commitments, see Note 17, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
We have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to enhance the consumer experience, our app and digital platform and integration of data platform across Porch, to invest in development of additional modules across all vertical software businesses and to enhance our corporate systems.

Recent Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report, for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, and 2023, we had interest-bearing debt of $507.3 million and $558.7 million, respectively. Our 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) had a principal balance of $173.8 million as of December 31, 2024, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) had a principal balance of $333.3 million as of December 31, 2024 and 2023, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Interest expense includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details the interest expense recognized for both the 2026 and 2028 Notes:

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense for 2026 Notes	$1,546	$2,142	$3,188
Contractual interest expense for 2028 Notes	22,500	15,688	—
Amortization of debt issuance costs and discount for 2026 Notes	1,116	1,515	2,227
Amortization of debt issuance costs and discount for 2028 Notes	17,965	10,604	—
Because the coupon rates are fixed, interest expense on the 2026 Notes and the 2028 Notes will not change if market interest rates increase. Other debt as of December 31, 2024, totaled $0.2 million and is variable-rate.
As of December 31, 2024, our insurance segment has a $182.8 million portfolio of fixed income securities and an unrealized gain (loss) of $(5.4) million, as described in Note 3, Investments, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
As of December 31, 2024, accounts receivable and reinsurance balances due were $19.1 million and $92.3 million, respectively, were not interest-bearing assets, and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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

Foreign Currency Risk
There was no material foreign currency risk for the years ended December 31, 2024, 2023 and 2022. Our activities to date have been conducted in the United States.
Other Risks
We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Porch Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Porch Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity (deficit), and consolidated statements of cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.

Bellevue, Washington
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Porch Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of Porch Group, Inc. (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington
March 16, 2023,
except for Note 18, as to which the date is
February 25, 2025

PORCH GROUP, INC.
Consolidated Balance Sheets
(all numbers in thousands unless otherwise stated, except per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$167,643	$258,418
Accounts receivable, net	19,106	24,288
Short-term investments	24,099	35,588
Reinsurance balance due	92,303	83,582
Prepaid expenses and other current assets	15,295	13,214
Deferred policy acquisition costs	17,542	27,174
Restricted cash and cash equivalents	29,139	38,814
Total current assets	365,127	481,078
Property, equipment, and software, net	22,542	16,861
Goodwill	191,907	191,907
Long-term investments	158,652	103,588
Intangible assets, net	68,746	87,216
Other assets	6,994	18,743
Total assets	$813,968	$899,393

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$4,538	$8,761
Accrued expenses and other current liabilities	41,245	59,396
Deferred revenue	248,669	248,683
Refundable customer deposits	12,629	17,980
Current debt	150	244
Losses and loss adjustment expense reserves	67,785	95,503
Other insurance liabilities, current	39,140	31,585
Total current liabilities	414,156	462,152
Long-term debt	403,788	435,495
Other liabilities	39,249	37,429
Total liabilities	857,193	935,076
Commitments and contingencies (Note 17)
Stockholders' deficit
Common stock, $0.0001 par value per share:	10	10
Authorized shares – 400 million and 400 million, at December 31, 2024 and 2023, respectively
Issued and outstanding shares – 119.8 million(1) and 97.1 million, at December 31, 2024 and 2023, respectively
Additional paid-in capital	717,066	690,223
Accumulated other comprehensive loss	(5,446)	(3,860)
Accumulated deficit	(754,855)	(722,056)
Total stockholders' deficit	(43,225)	(35,683)
Total liabilities and stockholders' deficit	$813,968	$899,393
______________________________________
(1)Includes 18.3 million shares of common stock held by Homeowners of America Insurance Company as of December 31, 2024.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss
(all numbers in thousands unless otherwise stated, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$437,848	$430,302	$275,948
Operating expenses:
Cost of revenue	225,627	220,243	107,577
Selling and marketing	122,873	144,307	113,848
Product and technology	55,274	58,502	59,565
General and administrative	98,406	103,192	109,814
Provision for doubtful accounts	239	37,180	805
Impairment loss on intangible assets and goodwill	—	57,232	61,386
Total operating expenses	502,419	620,656	452,995
Operating loss	(64,571)	(190,354)	(177,047)
Other income (expense):
Interest expense	(42,536)	(31,828)	(8,723)
Change in fair value of earnout liability	—	44	13,822
Change in fair value of private warrant liability	691	(444)	14,486
Change in fair value of derivatives	5,869	(4,261)	—
Gain on extinguishment of debt	27,436	81,354	—
Investment income and realized gains and losses, net of investment expenses	13,697	8,285	1,174
Other income, net	28,702	3,893	571
Total other income	33,859	57,043	21,330
Loss before income taxes	(30,712)	(133,311)	(155,717)
Income tax provision	(2,117)	(622)	(842)
Net loss	(32,829)	(133,933)	(156,559)
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	(1,586)	2,311	(5,912)
Comprehensive loss	$(34,415)	$(131,622)	$(162,471)

Net loss per share - basic and diluted	$(0.33)	$(1.39)	$(1.61)

Weighted average shares outstanding used to compute net loss per share - basic and diluted	99,585	96,057	97,351

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(all numbers in thousands unless otherwise stated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2021	97,962	$10	$641,406	$(424,112)	$(259)	$217,045
Net loss	—	—	—	(156,559)		(156,559)
Other comprehensive loss, net of tax	—	—	—	—	(5,912)	(5,912)
Stock-based compensation	2,145	—	27,041	—	—	27,041
Issuance of common stock for acquisitions	629	—	3,552	—	—	3,552
Contingent consideration for acquisitions	—	—	530	—	—	530
Exercise of stock options	474	—	1,116	—	—	1,116
Income tax withholdings	(613)	—	(3,108)	—	—	(3,108)
Repurchase of common stock	(2,389)	—	—	(4,352)	—	(4,352)
Balances as of December 31, 2022	98,206	$10	$670,537	$(585,023)	$(6,171)	$79,353
Net loss	—	—	—	(133,933)	—	(133,933)
Other comprehensive income, net of tax	—	—	—	—	2,311	2,311
Stock-based compensation	3,122	—	20,709	—	—	20,709
Exercise of stock options	20	—	26	—	—	26
Income tax withholdings	(841)	—	(1,240)	—	—	(1,240)
Repurchases of common stock	(1,396)	—	—	—	—	—
Cancellations of common stock	(2,050)	—	—	(3,100)	—	(3,100)
Proceeds from sale of common stock	—	—	191	—	—	191
Balances as of December 31, 2023	97,061	$10	$690,223	$(722,056)	$(3,860)	$(35,683)
Net loss	—	—	—	(32,829)	—	(32,829)
Other comprehensive loss, net of tax	—	—	—	—	(1,586)	(1,586)
Stock-based compensation	4,548	—	27,181	—	—	27,181
Exercise of stock options	365	—	1,137	—	—	1,137
Income tax withholdings	(516)	—	(1,475)	—	—	(1,475)
Other	—	—	—	30	—	30
Balances as of December 31, 2024	101,458	$10	$717,066	$(754,855)	$(5,446)	$(43,225)
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC.
Consolidated Statements of Cash Flows
(all numbers in thousands unless otherwise stated)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(32,829)	$(133,933)	$(156,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	25,522	24,415	27,930
Provision for doubtful accounts	239	37,180	805
Impairment loss on intangible assets and goodwill	—	57,232	61,386
Gain on extinguishment of debt	(27,436)	(81,354)	—
Loss on divestiture of business	5,331	—	—
Change in fair value of private warrant liability	(691)	444	(14,486)
Change in fair value of contingent consideration	(3,442)	(5,664)	6,944
Change in fair value of derivatives	(5,869)	4,217	(13,822)
Stock-based compensation	27,181	20,709	27,041
Non-cash interest expense	27,294	20,756	2,270
Gain on settlement of contingent consideration	(14,930)	—	—
Other operating activities	(4,054)	1,057	3,590
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(155)	1,030	(4,886)
Reinsurance balance due	(7,397)	179,436	(70,644)
Deferred policy acquisition costs	9,632	(18,458)	(4,716)
Accounts payable	(4,223)	2,491	(697)
Accrued expenses and other current liabilities	(10,663)	(1,386)	(6,519)
Losses and loss adjustment expense reserves	(27,718)	(5,129)	38,683
Other insurance liabilities, current	7,555	(30,125)	21,686
Deferred revenue	(437)	(21,583)	66,254
Refundable customer deposits	(5,445)	(13,925)	6,537
Other assets and liabilities, net	10,853	(3,481)	(8,533)
Net cash provided by (used in) operating activities	(31,682)	33,929	(17,736)
Cash flows from investing activities:
Purchases of property and equipment	(523)	(851)	(2,350)
Capitalized internal use software development costs	(12,272)	(9,245)	(8,100)
Purchases of short-term and long-term investments	(110,925)	(91,015)	(52,506)
Maturities, sales of short-term and long-term investments	67,789	46,832	21,906
Proceeds from sale of business	10,870	—	—
Acquisitions, net of cash acquired	—	(1,974)	(38,628)
Net cash used in investing activities	(45,061)	(56,253)	(79,678)
Cash flows from financing activities:
Proceeds from line of credit	—	—	5,000
Proceeds from advance funding	—	319	18,643
Repayments of advance funding	—	(4,133)	(22,746)
Proceeds from issuance of debt	—	116,667	10,000
Repayments of principal	(23,368)	(10,150)	(5,150)
Cash paid for debt issuance costs	—	(4,694)	—
Repurchase of stock	—	(5,608)	(1,813)
Other financing activities	(339)	(1,450)	(2,707)
Net cash provided by (used in) financing activities	(23,707)	90,951	1,227
Net change in cash and cash equivalents & restricted cash and cash equivalents	(100,450)	68,627	(96,187)
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	297,232	228,605	324,792
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$196,782	$297,232	$228,605

PORCH GROUP, INC.
Consolidated Statements of Cash Flows - Continued
(all numbers in thousands unless otherwise stated)

	Year Ended December 31,
	2024	2023	2022
Supplemental schedule of non-cash investing and financing activities
Non-cash consideration for acquisitions	$—	$—	$12,252
Non-cash reduction in advance funding arrangement obligations	94	11,763	—
Share repurchases included in accrued expenses and other current liabilities	—	—	2,539
Supplemental disclosures
Cash paid for interest	$23,763	$12,212	$3,512
Income tax refunds paid (received)	621	(2,287)	(674)
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company. We differentiate and look to win in the massive and growing homeowners insurance opportunity by 1) advantaged underwriting utilizing unique property data, 2) being the best partner for homebuyers, and 3) providing more home protection.
As a leader in the home software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 29 thousand companies that are key to the home-buying transaction, such as home inspectors, title companies, and mortgage companies. These relationships provide us with early insights to United States (“U.S.”) homebuyers. In partnership with these companies, we have the ability to help simplify the move for consumers with services such as insurance, warranty, moving and more.
We have two reportable segments that are also our operating segments: Vertical Software and Insurance. See Note 18, Segment Information, for additional information on our reportable segments.
We have unique insights into the majority of U.S. properties. This helps us better understand risk and create competitive differentiation in underwriting and pricing.
We aim to be the best homeowners insurance partner for homebuyers by helping with more than just insurance. We provide moving services and offer a full moving concierge through the Porch app. We help make moving easier and assist with other important services such as security, TV/Internet, and more.
We provide more protection for the home by including a variety of home warranty products alongside homeowners insurance. We are able to fill gaps in protection for consumers, minimize surprises, and deepen our relationships and value proposition.
Basis of Presentation
The consolidated financial statements and accompanying notes include the accounts of Porch Group, Inc., and its wholly owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these Notes to Consolidated Financial Statements are in thousands.
Correction of an Immaterial Error
During the fourth quarter of 2024, we recorded an out-of-period adjustment related to prior periods reflecting a $4.9 million decrease to revenue. This decrease to revenue relates to our 2023 quota share program (see Note 14, Reinsurance,) for which settlement was finalized in the fourth quarter of 2024. The adjustment included $3.8 million that related to 2023. Based on our quantitative and qualitative analysis, we do not consider the out-of-period impact to be material to our financial position or results of operations for any prior periods or for the year ended December 31, 2024.
Comprehensive Loss
Comprehensive loss consists of adjustments related to unrealized gains and losses on available-for-sale securities.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported of certain assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates and assumptions.

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
Our insurance carrier subsidiary has exposure and remains liable in the event of insolvency of its reinsurers. Management and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. For the year ended December 31, 2024, two reinsurers represented more than 10% individually, and 59% in the aggregate, of our total reinsurance balance due. For the year ended December 31, 2023, four reinsurers represented more than 10% individually, and 57% in the aggregate, of our total reinsurance balance due.
Substantially all of our revenues in the Insurance segment are derived from customers in Texas (which represent approximately 70%, 64% and 52% of Insurance segment revenues in the years ended December 31, 2024, 2023 and 2022, respectively), South Carolina (which represent approximately 9%, 11%, and 10% of Insurance revenues in the years ended December 31, 2024, 2023 and 2022, respectively), North Carolina, Georgia, Virginia, Arizona, and Illinois which could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of our total revenue for the years ended 2024, 2023 or 2022. As of December 31, 2024 and 2023, no individual customer accounted for 10% or more of our total accounts receivable.
As of December 31, 2024, we held approximately $186.8 million of cash with five U.S. commercial banks. As of December 31, 2023, we held approximately $263.6 million of cash with five U.S. commercial bank.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We maintain cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation.
The following table provides the components of restricted cash and cash equivalents on the Consolidated Balance Sheets:

	December 31, 2024	December 31, 2023
Held as collateral by captive reinsurer for benefit of HOA (1)	$20,608	$28,341
Pledged to state departments of insurance (2)	895	1,340
Held for payment of possible warranty claims (3)	6,636	7,273
Other	1,000	1,860
Restricted cash and cash equivalents	$29,139	$38,814
______________________________________
(1)Held by our captive reinsurance business as collateral for the benefit of Homeowners of America (“HOA”).
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.
(3)Required under regulatory guidelines in 23 states and 19 states as of December 31, 2024 and December 31, 2023, respectively.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the Consolidated Statements of Cash Flows are as follows:

	December 31,
	2024	2023
Cash and cash equivalents	$167,643	$258,418
Restricted cash and cash equivalents	29,139	38,814
Cash, cash equivalents, and restricted cash and cash equivalents	$196,782	$297,232

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
Accounts Receivable and Long-term Insurance Commissions Receivable
Accounts receivable consist principally of amounts due from enterprise customers, other corporate partnerships, and individual policyholders. We estimate allowances for uncollectible receivables based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for doubtful accounts. The allowance for uncollectible receivables at December 31, 2024, and 2023, was $1.7 million and $0.6 million, respectively.
Long-term insurance commissions receivable balance consists of the estimated commissions from policy renewals expected to be collected. We record the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DACs”), which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by our insurance company subsidiary of new or renewal insurance contracts. DACs are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DACs are also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DACs are periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DACs. Amortized DACs included in sales and marketing expense, amounted to $39.0 million, $49.2 million, and $14.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Property, Equipment, and Software
Property, equipment, and software are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful Lives
Software and computer equipment	3 years
Furniture, office equipment and other	3 – 5 years
Internally developed software	2 years
Leasehold improvements	Shorter of 8 years or remaining lease term
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
Goodwill
We test goodwill for impairment annually or more frequently when events or changes in circumstances indicate the fair value of a reporting unit may be less than its carrying amount. We have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors that indicate the fair value of a reporting unit may be less than its carrying amount include industry and market considerations such as a deterioration in the economic environment or a decline in market-dependent multiples or metrics, overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings, increased cost factors that have a negative effect on earnings and cash flows, or a sustained decrease in share price. The process for evaluating potential impairment of goodwill is highly subjective and requires significant judgment. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment and the fair value of the reporting unit is estimated. If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recorded to the extent that fair value of the reporting unit is less than its carrying amount. We have selected October 1 as the date to perform our annual impairment test.
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
Reinsurance
In the normal course of business, we monitor return and risk and seek to reduce the overall exposure to losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. Our insurance company subsidiary has entered proportional and non-proportional reinsurance treaties, under which the insurance company subsidiary has ceded some, but not all, of the liabilities to third-party reinsurers including, but not limited to, catastrophe exposure. The amount and type of reinsurance employed is based on management’s analysis of capital as well as its estimates of probable maximum loss and evaluation of the conditions within the reinsurance market.
We remain liable to our policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize our exposure to significant losses from reinsurer insolvencies, Homeowners of America (“HOA”) evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.
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
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, in the Consolidated Balance Sheets:

	December 31,
	2024	2023
Ceded reinsurance premiums payable	$17,141	$10,500
Commissions payable, reinsurers and agents	7,264	4,650
Advance premiums	8,865	5,975
Funds held under reinsurance treaty	5,284	9,820
General and accrued expenses payable	586	640
Other insurance liabilities, current	$39,140	$31,585

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
Insurance and Warranty Revenue
Insurance Revenue
Through HOA, we are authorized to write various forms of homeowners insurance. Insurance-related revenues primarily relate to premiums, policy fees, ceding commissions and reinsurance profit share. Premiums are recognized as revenue over the policy term. The portion of premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies, is deferred and reported as deferred revenue.

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
Advertising
Advertising costs are expensed as incurred. During the years ended December 31, 2024, 2023, and 2022, we incurred $11.7 million, $13.9 million, and $13.5 million in advertising costs, respectively. Advertising costs are included in selling and marketing expenses in our Consolidated Statements of Operations and Comprehensive Loss.
Income Taxes
We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method specified by ASC 740, deferred tax assets and liabilities are recognized for the future consequences of differences between the carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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
Business Combinations
We account for business acquisitions using the acquisition method of accounting and record any identifiable intangible assets separate from goodwill. Intangible assets are recorded at fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. The accounting estimates associated with acquisitions are complex due to judgments and assumptions involved in determining (1) the total consideration paid because we have used cash, equity, and earnouts and (2) the value of assets acquired and liabilities assumed. We allocate the purchase price of the acquisition to the assets acquired and liabilities assumed based on estimates of the fair value at the dates of the acquisitions. Contingent consideration, which represents an obligation to make additional payments or equity interests to the former owner(s) as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.
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
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The new guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. We are in the process of assessing the impact of ASU 2023-09 on our disclosures.
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
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance will first be effective in our annual disclosures for the year ending December 31, 2026, and can be applied either prospectively or retrospectively. Early adoption is permitted. We are in the process of assessing the impact of ASU 2024-04 on our consolidated financial statements and related disclosures.
Accounting Standards Recently Adopted
On January 1, 2024, we adopted ASU No. 2023-07, Segment Reporting--Improvements to Reportable Segment Disclosures, which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. We adopted ASU 2023-07 using a retrospective method. See Note 18, Segment Information, for more details.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 2. Revenue
Disaggregation of Revenue
The following table provides detail of total revenue.

	Year Ended December 31,
	2024	2023	2022
Vertical Software segment
Software and service subscriptions	$71,944	$67,697	$72,777
Move-related transactions	31,892	40,350	62,317
Post-move transactions	16,771	17,069	19,821
Total Vertical Software segment revenue	120,607	125,116	154,915

Insurance segment
Insurance and warranty premiums, commissions and policy fees(1)	318,190	305,186	121,033
Total Insurance segment revenue	318,190	305,186	121,033

Intersegment revenue(2)	(949)	—	—

Total revenue	$437,848	$430,302	$275,948
_________________________________________________________
(1)Revenue recognized during the years ended December 31, 2024, 2023 and 2022, includes revenue in the Insurance segment of $296.2 million, $271.1 million and $83.9 million, respectively, which is accounted for in accordance with ASC Topic 944, Financial Services-Insurance, and ASC Topic 460, Guarantees, separately from revenue from contracts with customers.
(2)Intersegment revenue relates to sales of software and service subscriptions from the Vertical Software segment to the Insurance segment.
Disclosures Related to Contracts with Customers
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”) these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits. Refundable customer deposits related to contracts with customers were not material at December 31, 2024 and 2023.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Insurance Commissions Receivable
A summary of the activity impacting insurance commissions receivable is presented below:

Balance at January 1, 2022	$9,384
Estimated lifetime value of commissions on insurance policies sold by carriers	9,925
Cash receipts	(3,788)
Balance at December 31, 2022	15,521
Estimated lifetime value of commissions on insurance policies sold by carriers	6,583
Cash receipts	(4,711)
Balance at December 31, 2023	17,393
Estimated lifetime value of commissions on insurance policies sold by carriers	1,506
Cash receipts	(491)
Value of commissions sold with business disposition (Note 12)	(16,982)
Balance at December 31, 2024	$1,426
As of December 31, 2024 and 2023, $0.3 million and $4.0 million, respectively, of insurance commissions receivable were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the Consolidated Balance Sheets. The remaining $1.2 million and $13.4 million as of December 31, 2024 and 2023, respectively, of insurance commissions receivable are expected to be collected after the immediately following 12 months and were included in long-term insurance commissions receivable on the Consolidated Balance Sheets.
Deferred Revenue
A summary of the activity impacting deferred revenue in the Vertical Software segment is presented below:

Vertical Software Segment Deferred Revenue
Balance at January 1, 2022	$3,814
Additional amounts deferred	19,421
Impact of acquisitions	137
Revenue recognized	(19,498)
Balance at December 31, 2022	3,874
Additional amounts deferred	16,142
Revenue recognized	(16,301)
Balance at December 31, 2023	3,715
Additional amounts deferred	19,436
Revenue recognized	(19,716)
Balance at December 31, 2024	$3,435
Deferred revenue on our Consolidated Balance Sheets as of December 31, 2024 and 2023, includes $245.2 million and $245.0 million, respectively, of deferred revenue related to our Insurance segment.
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Warranty Revenue and Related Balance Sheet Disclosures
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. As of December 31, 2024 and 2023, we had $0.3 million and $0.4 million, respectively, of capitalized costs in prepaid expenses and other current assets. As of December 31, 2024 and 2023, we had $1.0 million and $— million, respectively, in other assets on the consolidated balance sheets.
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. The following table provides balances as of the dates shown:

	December 31, 2024	December 31, 2023
Refundable customer deposits	$12,598	$17,911
Deferred revenue	$2,751	$3,887
Non-current deferred revenue (1)	$2,433	$2,856
____________________________________
(1)Non-current deferred revenue is included in other liabilities in the Consolidated Balance Sheets.
We incurred $7.1 million and $5.5 million in expenses related to warranty claims for the years ended December 31, 2024 and 2023, respectively.

Note 3. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Year Ended December 31,
	2024	2023	2022
Investment income, net of investment expenses	$13,516	$8,428	$1,544
Realized gains on investments	417	113	22
Realized losses on investments	(236)	(256)	(392)
Investment income and realized gains and losses, net of investment expenses	$13,697	$8,285	$1,174

The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$27,489	$34	$(421)	$27,102
Obligations of states, municipalities and political subdivisions	12,602	26	(756)	11,872
Corporate bonds	72,996	192	(2,292)	70,896
Residential and commercial mortgage-backed securities	62,721	85	(2,032)	60,774
Other loan-backed and structured securities	12,335	28	(256)	12,107
Total investment securities	$188,143	$365	$(5,757)	$182,751

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
The amortized cost and fair value of securities at December 31, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$22,422	$22,355
Due after one year through five years	39,119	38,328
Due after five years through ten years	36,424	34,586
Due after ten years	15,120	14,601
Residential and commercial mortgage-backed securities	62,721	60,774
Other loan-backed and structured securities	12,337	12,107
Total	$188,143	$182,751
Investments as of December 31, 2024, include $15.1 million of investments held by our captive reinsurance businesses as collateral for the benefit of HOA. Of this amount, $1.6 million is classified as short-term investments, and $13.5 million is classified as long-term investments.
The following table presents investments pledged to the Department of Insurance in certain states as a condition of the Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.

	December 31,
	2024	2023
Certificates of deposit	$1,996	$1,266
U.S. Treasury notes	1,034	706
	3,030	1,972
Pledged certificates of deposit include $0.3 million in short-term investments and $1.7 million in long-term investments on the accompanying Consolidated Balance Sheets as of December 31, 2024. Pledged U.S. Treasury notes include $0.3 million in short-term investments and $0.7 million in long-term investments on the accompanying Consolidated Balance Sheets as of December 31, 2024. Pledged certificates of deposit of $1.3 million and pledged U.S. Treasury notes of $0.7 million are included in long-term investments on the accompanying Consolidated Balance Sheets as of December 31, 2023.
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
Securities with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2024	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(376)	$7,881	$(45)	$525	$(421)	$8,406
Obligations of states, municipalities and political subdivisions	(652)	7,738	(104)	1,175	(756)	8,913
Corporate bonds	(2,063)	47,045	(229)	3,100	(2,292)	50,145
Residential and commercial mortgage-backed securities	(1,671)	49,585	(361)	2,691	(2,032)	52,276
Other loan-backed and structured securities	(249)	6,976	(7)	49	(256)	7,025
Total securities	$(5,011)	$119,225	$(746)	$7,540	$(5,757)	$126,765

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2023	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(280)	$12,345	$(50)	$515	$(330)	$12,860
Obligations of states, municipalities and political subdivisions	(813)	8,445	(148)	1,639	(961)	10,084
Corporate bonds	(1,698)	21,104	(369)	4,677	(2,067)	25,781
Residential and commercial mortgage-backed securities	(621)	8,673	(383)	3,072	(1,004)	11,745
Other loan-backed and structured securities	(281)	2,790	(8)	52	(289)	2,842
Total securities	$(3,693)	$53,357	$(958)	$9,955	$(4,651)	$63,312
At December 31, 2024 and 2023, there were 452 and 410 individual securities, respectively, in an unrealized loss position. Of these securities, 70 had been in an unrealized loss position for 12 months or longer as of December 31, 2024. At December 31, 2023, 80 individual securities were in an unrealized loss position for 12 months or longer.
We believe there were no fundamental issues such as credit losses or other factors with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at December 31, 2024 or 2023.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 4. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement as of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$111,950	$—	$—	$111,950
Debt securities:
U.S. Treasuries	27,102	—	—	27,102
Obligations of states, municipalities and political subdivisions	—	11,872	—	11,872
Corporate bonds	—	70,896	—	70,896
Residential and commercial mortgage-backed securities	—	60,774	—	60,774
Other loan-backed and structured securities	—	12,107	—	12,107
	$139,052	$155,649	$—	$294,701
Liabilities
Contingent consideration - business combinations (1)	$—	$—	$83	$83
Private warrant liability (2)	—	—	460	460
Embedded derivatives (3)	—	—	22,262	22,262
	$—	$—	$22,805	$22,805

	Fair Value Measurement as of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds	$165,744	$—	$—	$165,744
Debt securities:
U.S. Treasuries	43,696	—	—	43,696
Obligations of states, municipalities and political subdivisions	—	17,420	—	17,420
Corporate bonds	—	50,041	—	50,041
Residential and commercial mortgage-backed securities	—	24,601	—	24,601
Other loan-backed and structured securities	—	3,418	—	3,418
	$209,440	$95,480	$—	$304,920
Liabilities
Contingent consideration - business combinations (4)	$—	$—	$18,455	$18,455
Private warrant liability (5)	—	—	1,151	1,151
Embedded derivatives (5)	—	—	28,131	28,131
	$—	$—	$47,737	$47,737
________________________________________________________
(1)The Consolidated Balance Sheets include less than $0.1 million in accrued expenses and other current liabilities and less than $0.1 million in other liabilities as of December 31, 2024, for contingent consideration related to business combinations.
(2)Private warrant liability is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2024.
(3)Embedded derivatives balance is included in other liabilities in the Consolidated Balance Sheets as of December 31, 2024.
(4)The Consolidated Balance Sheets include $14.8 million in accrued expenses and other current liabilities and $3.7 million in other liabilities as of December 31, 2023, for contingent consideration related to business combinations.
(5)Private warrant liability and embedded derivatives balances are included in other liabilities in the Consolidated Balance Sheets as of December 31, 2023.

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
Contingent Consideration – Business Combinations
As part of the acquisition of Floify, LLC (“Floify”) in October 2021, we issued shares as partial closing consideration to the sellers of Floify and guaranteed that the value of those shares would equal or exceed 200% of such price on or prior to December 31, 2024 (the “True-Up Obligation”). The True-Up Obligation could be settled at our option in cash, Porch common stock, or a combination thereof. On March 27, 2024, we entered into a settlement agreement and mutual release of claims with the sellers of Floify to settle a post-closing dispute. As part of the of this agreement, the sellers of Floify agreed to terminate the True-Up Obligation in full and released from restriction approximately $0.9 million of escrowed cash to us. We estimated the fair value of the True-Up Obligation as of the settlement date using the Monte Carlo simulation method. The fair value is based on the simulated market price of our common stock over the maturity date of the True-Up Obligation. As of March 27, 2024, the key inputs used to determine the fair value of $14.9 million included the stock price of $4.13, strike price of $36.00, discount rate of 23.6% and volatility of 95%. Subsequent to the valuation, we recognized a gain on settlement in other income, net, in the Consolidated Statements of Operations and Comprehensive Loss equal to the fair value of $14.9 million. As of December 31, 2023, the key inputs used in the determination of the fair value of $14.0 million included the stock price of $3.08, strike price of $36.00, discount rate of 27.9% and volatility of 90%.
We estimated the fair value of other business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of December 31, 2024, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimates and the discount rate of 14%. As of December 31, 2023, the key inputs used to determine the fair value of $4.4 million were management’s cash flow estimates and the discount rate of 17%.
Private Warrants
We estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. As of December 31, 2024, the key inputs used to determine the fair value included exercise price of $11.50 per share, expected volatility of 67%, remaining contractual term of 0.98 years, and stock price of $4.92 per share. As of December 31, 2023, the key inputs used to determine the fair value included exercise price of $11.50 per share, expected volatility of 95%, remaining contractual term of 1.98 years, and stock price of $3.08 per share.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023 exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of December 31, 2024, our remaining Asset Sale Threshold was $9.1 million (See Note 12).
The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a repurchase, a fundamental change, and qualifying asset sales, ranging from 3% to 50%.
Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

	Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2023	$18,455	$28,131	$1,151
Additions	—	—	—
Settlements	(14,930)	—	—
Change in fair value, loss (gain) included in net loss(1)	(3,442)	(5,869)	(691)
Fair value as of December 31, 2024	$83	$22,262	$460

	Contingent Consideration - Earnout (2)	Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2022	$44	$24,546	$—	$707
Additions	—	—	23,870	—
Settlements	—	(427)	—	—
Change in fair value, loss (gain) included in net loss(1)	(44)	(5,664)	4,261	444
Fair value as of December 31, 2023	$—	$18,455	$28,131	$1,151
_________________________________________________________
(1)Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Changes in fair value of the earnout contingent consideration, private warrant liability, and embedded derivatives are included in other income, net in the Consolidated Statements of Operations and Comprehensive Loss.
(2)The earnout contingent consideration period ended December 23, 2023, and the remaining liability was subsequently written off.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Fair Value Disclosure
As of December 31, 2024 and 2023, the fair value of the 2026 Notes (see Note 7, Debt, for more information) was $137.7 million and $73.1 million, respectively. As of December 31, 2024 and 2023, the fair value of the 2028 Notes (see Note 7, Debt, for more information) was $278.3 million and $196.7 million, respectively. The fair value of other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 5. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	December 31,
	2024	2023
Software and computer equipment	$8,051	$8,340
Furniture, office equipment, and other	1,471	1,573
Internally developed software	35,096	24,526
Leasehold improvements	928	1,176
Total	45,546	35,615
Less: Accumulated depreciation and amortization	(23,004)	(18,754)
Property, equipment, and software, net	$22,542	$16,861
Depreciation and amortization expense related to property, equipment, and software was $7.1 million, $5.0 million, and $4.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Losses due to impairment of long-lived assets, other than intangible assets, were less than $0.1 million during 2024, and totaled $0.3 million and $0.6 million during 2023 and 2022, respectively, and are included in product and technology expense in the Consolidated Statements of Operations and Comprehensive Loss.

Note 6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value, less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of December 31, 2024	Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	9	$69,024	$(32,620)	$36,404
Acquired technology	5	28,001	(20,490)	7,511
Trademarks and tradenames	11	23,443	(8,708)	14,735
Non-compete agreements	5	301	(182)	119
Renewal rights	6	9,734	(4,717)	5,017
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$135,463	$(66,717)	$68,746

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

As of December 31, 2023	Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	8	$69,504	$(24,153)	$45,351
Acquired technology	5	36,041	(22,358)	13,683
Trademarks and tradenames	11	23,443	(6,701)	16,742
Non-compete agreements	3	616	(455)	161
Value of business acquired	1	400	(400)	—
Renewal rights	6	9,734	(3,415)	6,319
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$144,698	$(57,482)	$87,216
Aggregate amortization expense related to intangibles was $18.5 million, $19.4 million, and $23.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The following table shows estimated future intangible amortization expense for the next five years and thereafter.

Year ending December 31,	Estimated Amortization Expense
2025	$14,843
2026	10,182
2027	9,044
2028	8,328
2029	7,446
Thereafter	13,943
$63,786
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

Balance as of December 31, 2021	$225,654
Acquisitions	38,064
Impairment loss (Insurance segment)	(43,758)
Purchase price adjustments(1)	24,737
Balance as of December 31, 2022, net of accumulated impairment of $43.8 million	244,697
Acquisitions	2,421
Impairment loss (Insurance segment)	(55,211)
Balance as of December 31, 2023 and 2024(2), net of accumulated impairment of $99.0 million	191,907
______________________________________
(1)During the year ended December 31, 2022, we recorded an adjustment to the fair value of net assets previously acquired during the year ended December 31, 2021.
(2)There were no changes in the carrying amount of goodwill for the year ended December 31, 2024.
During our annual impairment testing as of October 1, 2024, we performed a qualitative assessment and determined that it was not more likely than not that the fair value of each reporting unit was less than its carrying value. Therefore, we did not perform a quantitative assessment as of that date.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
We continue to monitor our reporting units at risk of impairment for interim impairment indicators and believe that the estimates and assumptions used in the calculations are reasonable as of December 31, 2024. We also reconcile the fair value of our reporting units to our market capitalization. Should the fair value of either of our reporting units fall below its carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic environment in the housing and real estate or insurance industries, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods.

Note 7. Debt
The following tables summarize outstanding debt as of December 31, 2024 and 2023.

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior notes, due 2026	$173,771	$(1,616)	$172,155
Convertible senior notes, due 2028	333,334	(101,701)	231,633
Other notes	150	—	150
Balance as of December 31, 2024	$507,255	$(103,317)	$403,938

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior notes, due 2026	$225,000	$(3,311)	$221,689
Convertible senior notes, due 2028	333,334	(119,665)	213,669
Advance funding arrangement	94	—	94
Other notes	300	(13)	287
Balance as of December 31, 2023	$558,728	$(122,989)	$435,739
Minimum principal payment commitments as of December 31, 2024, are as follows:

Year ending December 31,	Principal Payments
2025	$150
2026	173,771
2027	15,000
2028	318,334
$507,255
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
The 2026 Notes were not redeemable at our option prior to September 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We have not redeemed any of the 2026 Notes. No sinking fund is provided for the 2026 Notes.
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
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option, we will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 52.9941 shares of common stock per one thousand dollars principal amount of the 2026 Notes). As of December 31, 2024, none of the conditions of the 2026 Notes to early convert have been met.
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
During 2024, we repurchased $51.2 million aggregate principal amount of our 2026 Notes in a series of private and open market transactions. We paid $23.2 million cash, or an average of 45.3% of par value, plus accrued interest. We recognized a $27.4 million gain on extinguishment of debt, calculated as the difference between the reacquisition price and the net carrying amount of the portion of the 2026 Notes that was extinguished.
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
Interest on Convertible Senior Notes
Interest expense for our convertible senior notes includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details interest expense recognized for the 0.75% convertible senior notes due in September 2026 (the “2026 Notes”) and 6.75% convertible senior notes due in October 2028 (the “2028 Notes”):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense for 2026 Notes	1,546	2,142	3,188
Contractual interest expense for 2028 Notes	22,500	15,688	—
Amortization of debt issuance costs and discount for 2026 Notes	1,116	1,515	2,227
Amortization of debt issuance costs and discount for 2028 Notes	17,965	10,604	—
The effective interest rates for the 2026 Notes and 2028 are 1.3% and 17.9%, respectively.
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
We paid an aggregate amount of $52.9 million for the capped calls in 2021. The maximum number of shares of our common stock that we can purchase under the capped call (assuming no adjustment event) is approximately 5 million. The capped call transactions do not meet the criteria for accounting as a derivative as they are indexed to our own stock. As such, the cost of the capped calls was recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit).
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
During 2024, our obligation was completely satisfied with the third-party financers, and we had no outstanding balance and no unaccreted discount balance. We recognized no interest expense related to the advance funding arrangement during 2024. Interest expense recognized related to the advance funding arrangement was $0.9 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively.

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
Other Notes
In connection with an acquisition in 2020, we issued a promissory note payable to the founder of the acquired entity. The promissory note had an initial principal balance of $0.8 million and a stated interest rate of 0.38% per annum. The promissory note is being paid in five equal annual installments. As of December 31, 2024, the promissory note had a carrying amount of $0.2 million.

Note 8. Stockholders' Equity and Warrants
Shares Authorized
As of December 31, 2024, we had authorized 400 million shares designated as common stock, and 10 million shares designated as preferred stock for issuance.
Common Shares Outstanding and Common Stock Equivalents
The following table summarizes our fully diluted capital structure.

	December 31,
	2024	2023
Outstanding common shares (1)	119,770	97,061

Common shares reserved for future issuance:
Private warrants	1,796	1,796
Stock options (Note 9)	3,181	3,642
Restricted and performance stock units and awards (Note 9)	14,119	12,065
2020 Equity Plan pool reserved for future issuance (Note 9)	7,698	8,009
Convertible senior notes, due 2026 (2)	6,950	8,999
Convertible senior notes, due 2028	13,332	13,332
Contingently issuable shares in connection with acquisitions (3)	—	5,908
Total shares of common stock outstanding and reserved for future issuance	166,846	150,812
______________________________________
(1)Includes 18.3 million shares of common stock held by HOA as of December 31, 2024.
(2)In connection with the September 16, 2021 issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 5 million potentially dilutive shares instead of the shares reported in this table as of December 31, 2024.
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

During 2024, we completed contributions totaling 18.3 million newly issued shares of our common stock to HOA. These contributions support the planned transition of Porch’s insurance underwriting business to a reciprocal exchange and helps to bolster HOA’s balance sheet strength and rating after the Texas May 2024 weather impacted surplus. In addition, the

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
contribution increases HOA’s long-term surplus position, which better positions HOA for any future third party surplus note capital raise, and is expected to support premium growth in 2025 and beyond. Should Porch’s share price increase going forward, this would grow HOA’s surplus, thereby supporting higher premium levels. While this increases HOA’s surplus, there is no impact to the consolidated financial statements.
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
During 2023, we repurchased and canceled 1.4 million shares with a total cost of $3.1 million (including commissions). The cost paid to repurchase shares in excess of the par value is charged to accumulated deficit in the Consolidated Balance Sheets.
During 2022, we repurchased 2.4 million shares with the total cost of $4.4 million (including commissions).
The repurchases of the 2026 Notes as described in Note 7, Debt, were done under separate authorizations and were not part of the $15 million share repurchase program.
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
As of December 31, 2024, 2023, and 2022, there were 1.8 million private warrants outstanding. These private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings and are included in the change in fair value of private warrant liability in the Consolidated Statements of Operations and Comprehensive Loss. See Note 4, Fair Value, for more information.
Detail related to private warrant activity is as follows:

	Number of Warrants (in thousands)	Number of Common Shares Issued (in thousands)
Balances as of December 31, 2021	14,325	—
Exercised	(12,353)	11,521
Canceled	(176)	—
Balances as of December 31, 2022, 2023, and 2024	1,796	11,521
There were no exercises or cancellations of warrants during 2024 or 2023.

Note 9. Stock-Based Compensation
2020 and 2012 Equity Incentive Plans
In 2020, the Board of Directors and stockholders approved the Porch Group, Inc. 2020 Stock Incentive Plan (the “2020 Plan”). As of December 31, 2024, the aggregate number of shares of common stock reserved for future issuance under the 2020 Plan is 7.7 million. The number of shares of common stock available under the 2020 Plan increases annually on the first day of each calendar year until (and including) the calendar year ending December 31, 2030, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31st of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors.

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
The following table summarizes the classification of stock-based compensation expense in the Consolidated Statements of Operations and Comprehensive Loss.

	Year Ended December 31,
	2024	2023	2022
Selling and marketing	2,487	3,351	4,855
Product and technology	4,758	4,804	5,435
General and administrative	19,936	12,554	16,751
Total stock-based compensation expense	$27,181	$20,709	$27,041
Stock-based compensation consists of expense related to Equity Awards granted to employees.

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
No employee stock options were granted in 2024 or 2023. In 2022, we granted 9 thousand options with a weighted average grant date fair value of $3.15. Detail related to stock option activity for the year ended December 31, 2024, is as follows:

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	3,642	$3.47
Options exercised	(365)	2.93		$420
Options forfeited	(5)	10.56
Options expired	(91)	7.19
Balance as of December 31, 2024	3,181	$3.41	3.9	$6,907
Exercisable at December 31, 2024	3,173	$3.39	3.9	$6,901
The total amount of unrecognized stock-based compensation expense for options granted to employees and non-employees as of December 31, 2024, is approximately less than $0.1 million and is expected to be recognized over a weighted-average period of 0.8 years.
RSUs
During 2024, 2023, and 2022 we granted RSUs under various equity award programs. RSUs granted to employees typically vest 25% of the shares one year after the vesting commencement date and the remainder ratably on a quarterly or

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
semi-annual basis over the following three years. The fair value of RSUs is determined using the closing price of our common stock on the grant date.
In 2023, we granted 6.4 million RSUs with a weighted average grant date fair value of $1.39, while in 2022, we granted 5.0 million RSUs with a weighted average grant date fair value of $4.64.
The following table summarizes the activity of RSUs for the year ended December 31, 2024.

	Number of RSUs (in thousands)	Weighted Average Fair Value (per share)
Balance as of December 31, 2023	8,310	$3.34
Granted	5,282	3.68
Vested	(4,489)	4.12
Forfeited	(1,258)	2.80
Balance as of December 31, 2024	7,845	$3.20
The total amount of unrecognized stock-based compensation expense for RSUs granted to employees and non-employees as of December 31, 2024 is approximately $19.6 million and is expected to be recognized over a weighted-average period of 2.4 years.
RSAs
During 2024, 2023, and 2022, we granted 0.1 million, 0.8 million, and 0.8 million RSAs, respectively, under various equity award programs with a weighted average grant date fair values of $3.17, $1.46, and $2.65, respectively. RSAs granted to employees vest immediately upon the employee accepting the award. The fair value of RSAs is determined using the closing price of our common stock on the grant date.
PRSUs
We have two types of PRSUs outstanding - awards for which the vesting is subject to both a time-based vesting schedule and either (a) achievement of a market condition only (the “Market-Only Awards”) or (b) the achievement of a performance condition only (the “Performance-Only Awards”). The grant-date fair value of Performance-Only Awards is based on the closing stock price on the grant date. We estimate the grant-date fair value of Market-Only Awards using the Monte Carlo simulation model.
The table below summarizes the specific assumptions used in the Monte Carlo simulation for the awards grants during 2024.

Weighted Average of Monte Carlo Assumptions
Award Term (Years)	2.5
Risk Free Rate	4.6%
Volatility	109.8%
Dividend Yield	—%
Market-Only Awards granted in 2022 and 2023 will be earned if, within 36 months following the grant date, the closing price of a share of our common stock is greater than or equal to various target prices (each a “Stock Price Hurdle”) as defined in the award terms. The requirement to achieve the Stock Price Hurdles meets the definition of a market condition. To the extent a Stock Price Hurdle is achieved, the Market-Only Awards vest in accordance with the defined time-based graded vesting schedule, subject to the individual’s employment or service through the applicable vesting date.
Market-Only Awards granted in 2024 will be earned based on Total Shareholder Return (“TSR”) through 2026. TSR will be measured against the total shareholder return of the S&P SmallCap 600 Index during the performance period. The actual number of shares of common stock to be issued to each award recipient at the end of the performance period will be

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
interpolated between a threshold and maximum payout amount based on actual performance results. A participant will earn 50% of the target number of PRSUs for “Threshold Performance,” 100% of the target number of PRSUs for “Target Performance,” and 200% of the target number of PRSUs for “Maximum Performance.”
Performance-Only Awards granted in 2023 and 2024 are subject to separate performance goals each year over a three-year performance period (each year, an “Achievement Period”):
•we must achieve a revenue target in comparison to the Board-approved budget during the applicable Achievement Period (the “Revenue Condition”), or
•we must achieve an Adjusted EBITDA target in comparison to the Board-approved budget during the applicable Achievement Period (the “Adjusted EBITDA Condition”).
The maximum payout for the Performance-Only Awards is 200% of the target PRSUs for the Achievement Period. Therefore, the number of shares of our common stock earned by the grantee will depend on the level of achievement as compared to the target. Performance-Only Awards vest as of the Compensation Committee’s determination of the achievement of performance conditions, subject to the individual’s employment or service through the end of the Achievement Period.
During 2022, 2023, and 2024 we granted PRSUs for which vesting was subject to a time-based vesting schedule and the achievement of revenue targets, Adjusted EBITDA targets, and common stock price growth targets (“Multiple-Condition Awards”) through December 31, 2024. All Multiple-Condition Awards were cancelled because not all targets were achieved.
The following table summarizes the activity of PRSUs for the year ended December 31, 2024.

	Number of PRSUs (in thousands)	Weighted Average Fair Value (per share)
Balance as of December 31, 2023	3,754	$1.91
Granted	2,569	5.61
Forfeited or Cancelled	(51)	15.83
Balance as of December 31, 2024 (1)	6,272	$3.31
_____________________________________
(1)The balance of PRSUs as of December 31, 2024, includes 3.2 million Market-Only Awards with a weighted average grant date fair value of $3.63 and 3.1 million Performance-Only Awards with a weighted average grant date fair value of $3.00.
The grant-date fair value of Market-Only Awards and Multiple-Condition Awards is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The total amount of unrecognized stock-based compensation expense for PRSUs as of December 31, 2024, is approximately $11.6 million and is expected to be recognized over a weighted-average period of 1.7 years.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 10. Income Taxes
The following table summarizes the components of the income tax provision.

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$(483)
State	(778)	(399)	(644)
Total current	(778)	(399)	(1,127)
Deferred
Federal	(569)	(66)	285
State	(770)	(157)	—
Total deferred	(1,339)	(223)	285
Income tax (expense) benefit	$(2,117)	$(622)	$(842)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2024	2023
Deferred tax assets
Accrued expenses and other	$3,158	$3,721
Unrealized gain/loss on investments	1,421	811
Stock-based compensation	4,768	2,638
Deferred revenue	25,844	27,599
Goodwill	4,562	9,217
Operating lease liabilities	478	793
Loss and loss adjustment reserves	6,289	2,479
Net operating losses	105,823	102,044
Disallowed interest	18,243	9,650
Research and development capitalized costs	289	169
Valuation allowance	(148,147)	(140,535)
Total deferred tax assets	22,727	18,586
Deferred tax liabilities
Property and equipment	(61)	(98)
Intangibles	—	(1,167)
Operating lease right-of-use assets	(556)	(774)
Deferred policy acquisition costs	(10,151)	(5,715)
Reinsurance balance due	(13,956)	(11,491)
Total deferred tax liabilities	(24,724)	(19,245)
Net deferred tax liabilities	$(1,997)	$(659)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes and the tax effect of the tax loss carryforwards. We have recorded a valuation allowance due to the uncertainty surrounding the ultimate realizability or

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
recoverability of such assets. Management evaluates, on an annual basis, both the positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable and the amount of the valuation allowance. In our evaluation, we considered our cumulative losses as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, we determined that the negative evidence outweighed the positive evidence. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance increased by $7.6 million for the year ended December 31, 2024, from $140.5 million at December 31, 2023, to $148.1 million at December 31, 2024.
As of December 31, 2024, we had net operating loss carryforwards for federal tax purposes of approximately $430.4 million and $289.7 million for state income tax purposes, which may be used to offset future taxable income. The net operating loss carryforwards for federal tax purposes generated prior to January 1, 2018, will begin to expire in 2031, and the net operating loss carryforwards for state tax purposes will begin to expire in 2025. Net operating loss carryforwards with an unlimited carryforward period are $337.1 million for federal tax purposes and $90.6 million for state tax purposes. Utilization of net operating loss and tax credit carryforwards are subject to certain limitations under Sections 382–384 of the Internal Revenue Code of 1986, as amended, in the event of a change in our ownership, as defined in current income tax regulations. We have determined that we have experienced a limited number of ownership changes in our history but do not expect the resulting limitations to impose any significant constraints on the benefit of its tax attributes. Additional ownership changes may occur in the future.
The following table provides a reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes.

	Year Ended December 31,
	2024	2023	2022
Tax computed at federal statutory rate	$6,512	$27,995	$32,701
State tax, net of federal tax benefit	231	1,934	4,879
Loss on impairment	—	(4,775)	(3,836)
Equity compensation	(1,523)	(3,311)	(3,939)
Officer compensation	(827)	(15)	(860)
Debt transactions	1,378	(1,591)	4,808
Enacted tax rate changes	1,685	(2,061)	90
Return to provision	(2,748)	4,816	(6,533)
Valuation allowance	(7,612)	(23,453)	(27,724)
Change in contingent consideration	914	—	—
Other	(127)	(161)	(428)
Income tax benefit (expense)	$(2,117)	$(622)	$(842)
The U.S. federal statutory tax rate is 21%, while our effective tax rate for 2024, 2023, and 2022 was (6.9)%, (0.5)%, and (0.5)%, respectively. The difference for all years is due primarily to the tax benefit of pre-tax book losses being offset by the valuation allowance.
We file federal and state income tax returns. We are not currently under examination but are open to audit by the I.R.S. and state tax authorities for tax years beginning in 2012. The resolutions of any examinations are not expected to be material to these financial statements. As of December 31, 2024, there are no penalties or accrued interest recorded in the financial statements.
We had no uncertain tax position reserves as of December 31, 2024 and 2023.

Note 11. 401(k) Savings Plan
We have multiple defined contribution savings plans under Section 401(k) of the Internal Revenue Code. These plans cover substantially all domestic employees who meet minimum age and service requirements and allow participants to

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the plans may be made at the discretion of the Board. For the years ended December 31, 2024, 2023 and 2022 we made $1.0 million, $0.3 million, and $0.8 million of contributions, respectively.

Note 12. Business Combinations & Dispositions
During 2024, 2023, and 2022, we completed one business disposition and several business combination transactions. The purpose of each of the acquisitions during 2023 and 2022 was to expand the scope and nature of our product and service offerings, obtain new customer acquisition channels, add additional team members with important skillsets, and realize synergies. The aggregate transaction costs associated with these acquisition transactions were $0.1 million and $2.1 million during the years ended December 31, 2023, and 2022, respectively, and are included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. The results of operations for each acquisition are included in our consolidated financial statements from the date of acquisition onwards. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.
2024 Disposition
On January 31, 2024, we sold our insurance agency, Elite Insurance Group (“EIG”). The sale price was $12.2 million of which we have received $10.9 million in cash and recorded a receivable of $1.2 million as of December 31, 2024. We recorded a loss on sale of $5.3 million in other income, net, in the Consolidated Statements of Operations and Comprehensive Loss.
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
The purposes of the acquisition were to expand the scope and nature of our service offerings, add team members with important skillsets, and realize synergies. Goodwill is expected to be deductible for tax purposes.
The following table summarizes the fair value of the intangible assets of RWS as of the date of the acquisition.

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

Note 13. Leases
We lease office facilities from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 5 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 additional years. In addition, certain leases contain termination options, where the rights to terminate are held by either us, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that we will exercise that option. Our leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$1,651	$2,123	$2,621
Variable lease cost	55	129	254
	$1,706	$2,252	$2,875
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for operating leases	$1,674	$1,854	$2,082
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,530	$807	$6,835

The following table presents lease-related assets and liabilities recorded on the balance sheet.

		December 31,
	Financial Statement Line Item	2024	2023
Operating lease right-of-use assets	Other assets	$2,211	$3,209

Operating lease liabilities, current	Accrued expenses and other current liabilities	$826	$1,669
Operating lease liabilities, non-current	Other liabilities	1,412	1,630
Total operating lease liabilities		$2,238	$3,299

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Other information related to operating leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted average remaining lease term	4.0 years	2.6 years	2.9 years
Weighted average discount rate	8.7%	8.6%	8.8%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the Consolidated Balance Sheets as of December 31, 2024 is as follows:

Lease Payments
2025	$987
2026	441
2027	392
2028	272
2029	216
Thereafter	371
Total lease payments	2,679
Less imputed interest	(441)
Total present value of lease liabilities	$2,238

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
2023 Program
Our 2023 third-party quota share reinsurance program is split into three separate placements to maximize coverage and cost efficiency. The 2023 Coastal Program covers our business in certain Texas coastal regions and the Houston metropolitan area and is placed at 42% of subject property and casualty losses (“P&C losses”), as well as all business in South Carolina which is placed at 7% of P&C losses. The 2023 Core Program, which covers the portion of our business not in the Coastal Program, is placed at 9.5% of P&C losses of our remaining business in Texas and 8% of P&C losses of our business in other states. In addition, the Combined Program covers all of our business and is placed at 5% of P&C losses. All programs

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
are effective for the period January 1, 2023, through December 31, 2023, or March 31, 2024, and are subject to certain limits and exclusions, which vary by participating reinsurer.
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
Financial Impacts
The effects of reinsurance on premiums written and earned were as follows:

	Year Ended December 31,
	2024		2023		2022
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$418,544	$417,680	$445,587	$462,434	$462,179	$395,968
Ceded premiums	(184,888)	(165,062)	(76,643)	(235,171)	(399,400)	(349,952)
Net premiums	$233,656	$252,618	$368,944	$227,263	$62,779	$46,016
The effects of reinsurance on incurred losses and LAE were as follows:

	Year Ended December 31,
	2024	2023	2022
Direct losses and LAE	$260,383	$300,960	$280,505
Ceded losses and LAE	(64,476)	(117,455)	(224,202)
Net losses and LAE	$195,907	$183,505	$56,303

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
The detail of reinsurance balances due is as follows:

	December 31,
	2024	2023
Ceded unearned premium	$64,571	$50,697
Losses and LAE reserve	19,793	19,911
Reinsurance recoverable	7,111	12,629
Other	828	345
Reinsurance balance due	$92,303	$83,582
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
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary, and recognized a charge of $36.0 million in provision for doubtful accounts in the Consolidated Statements of Operations and Comprehensive Loss. In 2023, the Company purchased all rights from HOA for potential claims related to the fraud connected to Vesttoo and others. Subsequently, we were appointed to the statutory committee of unsecured creditors in the Chapter 11 bankruptcy of Vesttoo. We are pursuing all available legal claims and remedies to enforce our rights under the $300 million letter of credit required by the reinsurance agreement, and seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to fraud committed by third parties.
On January 19, 2024, we entered into a five-year business collaboration agreement with Aon Corp. and Aon Re, Inc. (“Aon”), resulting in payments to us of approximately $25 million in January 2024 and additional cash payments through the end of the contract term. Of the cash payments that we have or will receive through the end of the contract term, $8.7 million is non-refundable and immediately recognized in other income, net in the Consolidated Statements of Operations and Comprehensive Loss. A portion of the remaining amount is potentially refundable to Aon if we breach the agreement, including if we directly or indirectly place reinsurance with brokers unaffiliated with Aon, subject to customary cure rights. The remaining amount will be recognized in other income, net, over the term of the agreement. As part of this agreement, Aon and Porch also signed a mutual release of claims arising from the Vesttoo fraud. Porch has not released any claims against non-Aon parties related to these matters and intends to vigorously pursue recovery. In addition to this arrangement, we have also received cash recoveries from other parties in the amount of $3.0 million during the year ended December 31, 2024.

Note 15. Unpaid Losses and Loss Adjustment Reserve
The following tables summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the year ended December 31, 2024.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

Reserve for unpaid losses and LAE at December 31, 2023	$95,503
Reinsurance recoverables on losses and LAE at December 31, 2023	(19,808)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2023	75,695
Add provisions (reductions) for losses and LAE occurring in:
Current year	200,833
Prior years (1)	(4,926)
Net incurred losses and LAE during the current year	195,907
Deduct payments for losses and LAE occurring in:
Current year	(162,329)
Prior years	(61,281)
Net claim and LAE payments during the current year	(223,610)

Reserve for losses and LAE, net of reinsurance recoverables at December 31, 2024	47,992
Reinsurance recoverables on losses and LAE at December 31, 2024	(19,793)
Reserve for unpaid losses and LAE at December 31, 2024	$67,785
______________________________________
(1)Also includes certain charges related to Vesttoo (see Note 14, Reinsurance, for more information).

The following tables summarizes the changes in reserve balances for unpaid losses and LAE, gross of reinsurance for the year ended December 31, 2023:

Reserve for unpaid losses and LAE at December 31, 2022	$100,632
Reinsurance recoverables on losses and LAE at December 31, 2022	(76,999)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2022	23,633
Add provisions (reductions) for losses and LAE occurring in:
Current year (1)	197,792
Prior years	(158)
Net incurred losses and LAE during the current year	197,634
Deduct payments for losses and LAE occurring in:
Current year	(125,370)
Prior years	(20,202)
Net claim and LAE payments during the current year	(145,572)

Reserve for losses and LAE, net of reinsurance recoverables at December 31, 2023	75,695
Reinsurance recoverables on losses and LAE at December 31, 2023	(19,808)
Reserve for unpaid losses and LAE at December 31, 2023	$95,503
______________________________________
(1)Also includes certain charges related to Vesttoo (see Note 14, Reinsurance, for more information).
As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in decreases of $4.9 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.
The claim counts in the following tables are cumulative reported claim counts as of December 31, 2024, and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. The following

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
supplementary information presents incurred and paid losses by accident year, net of reinsurance ($ in thousands, except for number of claims):

						December 31, 2024
	Incurred losses and allocated loss adjustment expenses, net of reinsurance, for the years ended December 31,						Cumulative Number of
	2020	2021	2022	2023	2024	IBNR Reserves	Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2020	$12,664	$14,281	$14,587	$14,717	$14,718	$—	13,233
2021		19,795	20,614	23,149	22,745	5	35,088
2022			55,110	52,065	50,555	72	25,332
2023				183,669	180,626	553	22,428
2024					200,824	11,407	22,291
Total					$469,468	$12,037	118,372

	Cumulative paid losses and allocated adjustment expenses, net of reinsurance, for the year ended December 31,
	2020	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2020	$9,750	$13,865	$14,142	$14,500	$14,566
2021		15,335	20,569	21,652	22,302
2022			32,073	50,705	53,524
2023				125,370	182,933
2024					162,329
Total					$435,654

Liability for losses and loss adjustment expenses, net of reinsurance					$33,814
Payments for losses, net of reinsurance, related to accident year 2019 and prior was $66 thousand for the year ended December 31, 2024.
Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information) as of December 31, 2024:

1	2	3	4	5
79.2%	19.6%	1.0%	0.2%	—%

Note 16. Other Income (Expense), Net
The following table details the components of other income, net, on the Consolidated Statements of Operations and Comprehensive Loss:

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

	Year Ended December 31,
	2024	2023	2022
Interest income	$1,747	$3,895	$717
Gain on settlement of contingent consideration	14,930	—	—
Loss on sale of business	(5,331)	—	—
Recoveries of losses on reinsurance contracts	15,692	—	—
Other, net	1,664	(2)	(146)
Other income, net	$28,702	$3,893	$571

Note 17. Commitments and Contingencies
Purchase Commitments
As of December 31, 2024, we had non-cancelable purchase commitments over the next five years as follows:

2025	$10,373
2026	1,537
2027	1,226
2028	1,020
2029	—
$14,156
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
Cases under Telephone Consumer Protection Act
Porch and/or an acquired entity, GoSmith.com, are party to a legal proceeding alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as thirteen separate mass tort actions brought by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and appealed to the Ninth Circuit Court of Appeals. While the appeal was pending, the remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. Following remand, that case was also consolidated with the Western District of Washington action. Plaintiffs then filed a motion for leave to file a second amended complaint, which was granted in part and denied in part. The Second Amended Complaint was filed in July 2023. In September 2023, Defendants filed a Motion to Strike the Second Amended Complaint; this motion was denied. Defendants then filed a Motion to Dismiss the Second Amended Complaint on February 15, 2024; that motion was granted in part on November 13, 2024. In its Order, the Court dismissed Plaintiff’s automated calling claims

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
and transferred claims against two individual defendants (former officers of GoSmith) to Northern District of California to proceed separately. Plaintiffs were granted leave to amend their remaining claims.
In the Western District of Washington action, Plaintiffs filed a Third Amended Complaint on December 2, 2024, and subsequently a Fourth Amended Complaint, to correct errors in the prior amendment, on December 23, 2024. As a result of the dismissal and amendments, the total number of Plaintiffs remaining in the Western District of Washington action is 956. Defendants filed their Answer and Affirmative Defendants to the Fourth Amended Complaint on January 24, 2025. The parties’ filed a required Joint Status Report and Discovery Plan on December 18, 2024. Based thereon, the Court issued a Scheduling Order on February 3, 2025, opening discovery, which was previously stayed pending Defendants’ Motion to Dismiss and setting deadlines for the case.
The Northern District of California action is proceeding against two individual Defendants. Upon transfer, all but six of the Plaintiffs dismissed their claims in the Northern District of California action. An initial case management conference is set for April 24, 2025. The parties’ joint case management statement is due on April 17, 2025.
Plaintiffs in both cases seek actual, statutory, and/or treble damages, injunctive relief, and reasonable attorneys’ fees and costs from the respective Defendants. We are unable to state whether the likelihood of an unfavorable outcome of these disputes is probable or remote. We are also unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable). Management intends to contest these cases vigorously.
Putative Wage and Hours Class Action Proceeding.
Former employees of Welcome Wagon filed a complaint in United States District Court for the Eastern District of New York asserting putative class action claims for failure to pay minimum wages, overtime compensation, and other damages in violation of federal and New York Law. The case was filed on November 4, 2024. Welcome Wagon filed a motion to dismiss on January 6, 2025. The plaintiff seeks to represent all current and former similarly situated community marketing employees. This action is at an early stage in the litigation process and Porch is unable to determine the likelihood of an unfavorable outcome, although it is reasonably possible that the outcome may be unfavorable. Porch is unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable). Porch intends to contest this case vigorously.
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
As of December 31, 2024, HOA’s total statutory surplus is $105.3 million (capital stock of $3.0 million and surplus of $102.3 million). As of December 31, 2023, HOA’s total statutory surplus was $51.7 million (capital stock of $3.0 million and surplus of $48.7 million).
As of December 31, 2024 and 2023, HOA had restricted cash and investments totaling $3.9 million and $3.3 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1, Description of Business and Summary of Significant Accounting Policies, for additional disclosures.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the Company’s surplus account, or “earned surplus.” The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by HOA in 2024 and 2023. In 2025, HOA is permitted to pay up to $12.9 million without prior approval from the Texas Department of Insurance (“TDI”).
HOA prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of December 31, 2024, there were no material permitted statutory accounting practices utilized by HOA.

Note 18. Segment Information
We have two reportable segments that are also our operating segments: Insurance and Vertical Software. Reportable segments were identified based on how the chief operating decision-maker (“CODM”) manages the business, makes operating decisions, and evaluates operating and financial performance. Our chief executive officer acts as the CODM and reviews financial and operational information for our reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance.
Our Insurance segment provides consumers with insurance and warranty products to protect their homes, earning revenue through premiums collected on policies, policy fees and commissions. The Insurance segment includes Homeowners of America (“HOA”), a wholly owned insurance carrier, other insurance-related legal entities, Porch Warranty, and other warranty brands.
Our Vertical Software segment provides software and services to customers, including but are not limited to inspection, mortgage, title, roofing, and contractor companies on a subscription and transactional basis. These accounted for 60% of total Vertical Software segment revenue in 2024. Additionally, the Vertical Software segment provides move and post-move services, which accounted for 40% of total Vertical Software segment revenue in 2024. The Vertical Software segment operates as several key businesses, offering products including inspection software and services, title insurance software, mortgage software, moving services, mover and homeowner marketing, and measurement software for roofers.
Our segment operating and financial performance measure is Segment Adjusted EBITDA (Loss). Segment Adjusted EBITDA (Loss) is defined as revenue less the following expenses associated with each segment: cost of revenue, selling and marketing, product and technology, general and administrative, and provision for doubtful accounts. Segment Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations and intersegment revenues.
We do not allocate shared expenses to the reportable segments. These expenses are included in the “Corporate & Eliminations” column in the following reconciliations. “Corporate & Eliminations” includes shared expenses such as selling and marketing; certain product and technology; accounting; human resources; legal; general and administrative; and other income, expenses, gains, and losses that are not allocated in assessing segment performance due to their function. Such transactions are excluded from the reportable segments’ results but are included in consolidated results.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
The following tables present revenue and significant expenses by segment that are regularly provided to the CODM. Other segment items that the CODM does not consider in assessing segment performance are presented to reconcile to Adjusted EBITDA (Loss).

	Year Ended December 31, 2024
	Insurance	Vertical Software	Corporate & Eliminations	Totals
Revenue from external customers	$318,190	$119,658	$—	$437,848
Intersegment revenue	—	949	(949)	—
Revenue	318,190	120,607	(949)	437,848

Significant expenses:
Cost of revenue	205,303	20,324	—	225,627
Selling and marketing	61,037	60,688	1,148	122,873
Product and technology	8,867	25,903	20,504	55,274
General and administrative	18,441	23,240	56,964	98,645
Other segment items:
Depreciation and amortization (1)	(5,761)	(17,506)	(2,255)	(25,522)
Stock-based compensation expense (1)	(1,364)	(6,100)	(19,717)	(27,181)
Change in fair value of contingent consideration	4,350	(908)	—	3,442
Losses on terminated reinsurance contracts (see Note 14)	1,324	—	—	1,324
Restructuring costs (2)	(131)	(1,044)	(3,010)	(4,185)
Acquisition and other transaction costs	—	(20)	(409)	(429)
Other gains and losses (3)	(17,312)	—	(1,879)	(19,191)
Adjusted EBITDA (Loss)	$43,436	$16,030	$(52,295)	7,171

Reconciliation to consolidated operating loss
Depreciation and amortization (1)				(25,522)
Stock-based compensation expense (1)				(27,181)
Change in fair value of contingent consideration				3,442
Restructuring costs (2)				(4,185)
Acquisition and other transaction costs				(429)
Other gains and losses (3)				(19,191)
Loss on reinsurance contract (see Note 14)				1,324
Consolidated operating loss				$(64,571)
______________________________________
(1)Depreciation, amortization, and stock-based compensation expenses are included in the Sales and marketing, Product and technology, and General and administrative lines above. These expenses are not included in Adjusted EBITDA (Loss).
(2)Primarily consists of costs related to forming a reciprocal exchange.
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

	Year Ended December 31, 2023
	Insurance	Vertical Software	Corporate & Eliminations	Totals
Revenue from external customers	$305,186	$125,116	$—	$430,302

Significant expenses:
Cost of revenue	190,508	29,735	—	220,243
Selling and marketing	79,491	61,431	3,385	144,307
Product and technology	8,182	28,530	21,790	58,502
General and administrative	62,520	23,560	54,292	140,372
Other segment items:
Depreciation and amortization (1)	(5,885)	(16,775)	(1,755)	(24,415)
Stock-based compensation expense (1)	(1,409)	(6,528)	(12,772)	(20,709)
Change in fair value of contingent consideration	4,089	1,505	70	5,664
Recoveries of terminated reinsurance contracts (see Note 14)	(36,042)	—	—	(36,042)
Restructuring costs (2)	(308)	(433)	(3,274)	(4,015)
Acquisition and other transaction costs	—	(216)	(590)	(806)
Other gains and losses (3)	(8,280)	—	(5)	(8,285)
Adjusted EBITDA (Loss)	$12,320	$4,307	$(61,141)	(44,514)

Reconciliation to consolidated operating loss
Depreciation and amortization (1)				(24,415)
Stock-based compensation expense (1)				(20,709)
Change in fair value of contingent consideration				5,664
Recoveries of terminated reinsurance contracts (see Note 14)				(36,042)
Restructuring costs (2)				(4,015)
Acquisition and other transaction costs				(806)
Other gains and losses (3)				(8,285)
Impairment loss on intangible assets and goodwill				(57,232)
Consolidated operating loss				$(190,354)
______________________________________
(1)Depreciation, amortization, and stock-based compensation expenses are included in the Sales and marketing, Product and technology, and General and administrative lines above. These expenses are not included in Adjusted EBITDA (Loss).
(2)Primarily consists of costs related to forming reciprocal exchange.
(3)Other gains and losses primarily includes investment income.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

	Year Ended December 31, 2022
	Insurance	Vertical Software	Corporate & Eliminations	Totals
Revenue from external customers	$121,033	$154,915	$—	$275,948

Significant expenses:
Cost of revenue	62,268	45,309	—	107,577
Selling and marketing	42,193	67,339	4,316	113,848
Product and technology	8,476	30,628	20,461	59,565
General and administrative	26,515	31,937	52,167	110,619
Other segment items:
Depreciation and amortization (1)	(5,574)	(20,209)	(2,147)	(27,930)
Stock-based compensation expense (1)	(5,074)	(7,948)	(14,019)	(27,041)
Change in fair value of contingent consideration	(965)	(6,331)	352	(6,944)
Restructuring costs (2)	—	—	(647)	(647)
Acquisition and other transaction costs	(150)	(488)	(1,687)	(2,325)
Other gains and losses (3)	(1,157)	—	(16)	(1,173)
Adjusted EBITDA (Loss)	$(5,499)	$14,678	$(58,780)	(49,601)

Reconciliation to consolidated operating loss
Depreciation and amortization (1)				(27,930)
Stock-based compensation expense (1)				(27,041)
Change in fair value of contingent consideration				(6,944)
Restructuring costs (2)				(647)
Acquisition and other transaction costs				(2,325)
Other gains and losses (3)				(1,173)
Impairment loss on intangible assets and goodwill				(61,386)
Consolidated operating loss				$(177,047)
______________________________________
(1)Depreciation, amortization, and stock-based compensation expenses are included in the Sales and marketing, Product and technology, and General and administrative lines above. These expenses are not included in Adjusted EBITDA (Loss).
(2)Primarily consists of costs related to forming reciprocal exchange.
(3)Other gains and losses primarily includes investment income.
The CODM does not review assets on a segment basis. As of December 31, 2024, and 2023, goodwill for the Vertical Software segment was $191.9 million and was zero for the Insurance segment which was fully impaired during 2023 (see Note 6, Intangible Assets and Goodwill, for additional information).
All of our revenue is generated in the United States, except for an immaterial amount. As of December 31, 2024, and 2023, we did not have material assets located outside of the United States.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 19. Net Loss Per Share
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
The following table sets summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss used to compute net loss per share - basic and diluted	$(32,829)	$(133,933)	$(156,559)
Denominator:
Weighted average shares outstanding used to compute net loss per share - basic and diluted	99,585	96,057	97,351
Net loss per share - basic and diluted	$(0.33)	$(1.39)	$(1.61)
The following table discloses securities that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

	Year Ended December 31,
	2024	2023	2022
Stock options	3,181	3,642	3,863
Restricted stock units and awards	7,847	8,311	5,309
Performance restricted stock units	6,272	3,754	921
Public and private warrants	1,796	1,796	1,796
Earnout shares (1)	—	—	2,050
Convertible debt (2)	20,282	22,331	16,998
Contingently issuable shares in connection with acquisitions (3)	—	5,908	10,632
______________________________________
(1)Earnout shares expired on December 23, 2023, without vesting and were subsequently cancelled.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74 per share, which would result in approximately 5 million potentially dilutive shares instead of the shares reported in this table as of December 31, 2024.
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 20. Subsequent Events
On January 1, 2025, we completed the formation of Porch Insurance Reciprocal Exchange (“PIRE”). In connection with the formation, we completed the sale of our homeowners insurance carrier, HOA, to PIRE. The purchase price is equal to HOA’s estimated surplus at December 31, 2024, of approximately $105 million, less $58 million, which is the $49 million principal plus $9 million unpaid interest under a surplus note issued by HOA to Porch Group, Inc. in 2023. Following the sale, HOA became a wholly owned subsidiary of PIRE. Porch will manage and operate PIRE, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines. In exchange for these services, Porch will receive commissions and fees from PIRE.
The sale of HOA to PIRE completed our planned structural changes. Beginning in 2025, we anticipate that PIRE will be included in our consolidated financial statements as a variable interest entity, as we expect that our contractual arrangements with PIRE will result in Porch being the primary beneficiary of PIRE’s operations. Because of its member-owned design, PIRE results will be reported as noncontrolling interest for the time being.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Dismissal of Previous Independent Registered Public Accounting Firm
On October 2, 2023, the Audit Committee of our Board of Directors dismissed Ernst & Young (“EY”) as our independent registered public accounting firm.
During the year ended December 31, 2022, and during the interim period through October 2, 2023, there were (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between us and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to EY’s satisfaction, would have caused EY to make reference thereto in their reports, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except as noted below.
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

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation we concluded that the system of internal control over financial reporting was effective as of December 31, 2024.
We have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included below.
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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Porch Group, Inc, (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 25, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Bellevue, Washington
February 25, 2025

Item 9B. Other Information
Matthew Neagle, our Chief Operating Officer, entered into a Rule 10b5-1 trading arrangement on December 14, 2024 (as such term is defined in Item 408(a) of Regulation S-K) (the “10b5-1 Plan”). The 10b5-1 Plan is scheduled to terminate on December 31, 2025, and covers the sale of up to an aggregate of 500,000 shares of the Company’s common stock. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.

Shawn Tabak, our Chief Financial Officer, entered into a 10b5-1 Plan on December 9, 2024. The 10b5-1 Plan is scheduled to terminate on March 31, 2026, and covers the sale of up to an aggregate of 205,000 shares of the Company’s common stock. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item of Form 10-K will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
1.Financial Statements (See “Index to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this Annual Report);
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

2.1+
Stock Purchase Agreement, dated January 1, 2025, by and between Homeowners of America Holding Corporation and Porch Insurance Reciprocal Exchange (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 7, 2025).

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

10.4#*	Porch Group, Inc. 2020 Stock Incentive Plan
10.5#	Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-253778) filed with the SEC on March 2, 2021).
10.6	Form of Stock Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan.
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

10.14#*	Non-Employee Director Compensation Policy
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

10.19#
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

10.22
Form of Capped Call Confirmation between Porch Group, Inc. and each of the option counterparties (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

10.23#
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

10.27	Form of Subscription Agreement (incorporated by referenced to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 17, 2023).
10.28	Form of Notes Purchase Agreement (incorporated by referenced to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 17, 2023).
10.29+†
Business Collaboration Agreement, dated January 19, 2024, among Porch Group, Inc., Porch.com, Inc., Aon Corp. and Aon Re, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on January 25, 2024).

10.3
Attorney-in-Fact Agreement, dated January 1, 2025, by and between Porch Insurance Reciprocal Exchange and Porch Risk Management Services LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 7, 2025).

16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountant, dated October 2, 2023 (incorporated by reference to Exhibit 16.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on October 2, 2023)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Porch Group, Inc. Policy for Recovery of Erroneously Awarded Compensation, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K (file No. 001-39142), filed with the SEC on March 15, 2024).

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2025.

PORCH GROUP, INC.

By:	/s/ Matthew Ehrlichman
Matthew Ehrlichman
Chairman of the Board of Directors, and Chief Executive Officer
Power of Attorney
Each person whose signature appears below hereby constitutes and appoints Matthew Ehrlichman, Shawn Tabak, and Matthew Cullen, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to execute any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/ s/ Matthew Ehrlichman	Chief Executive Officer	February 25, 2025
Matthew Ehrlichman	(principal executive officer) and Chairman

/s/ Shawn Tabak	Chief Financial Officer	February 25, 2025
Shawn Tabak	(principal financial officer and principal accounting officer)

/s/ Sean Kell	Director	February 25, 2025
Sean Kell

/s/ Rachel Lam	Director	February 25, 2025
Rachel Lam

/s/ Alan Pickerill	Director	February 25, 2025
Alan Pickerill

/s/ Amanda Reierson	Director	February 25, 2025
Amanda Reierson

/s/ Maurice Tulloch	Director	February 25, 2025
Maurice Tulloch

/s/ Camilla Velasquez	Director	February 25, 2025
Camilla Velasquez

/s/ Regi Vengalil	Director	February 25, 2025
Regi Vengalil