Form 10-Q
period 2025-03-31
Porch Group, Inc.
filed 2025-05-08
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________ to
Commission File Number: 001-39142
___________________________________________________________
Porch Group, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	84-2587663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of May 1, 2025, was 121,537,469. This includes 18,312,208 shares of common stock held by Porch Reciprocal Exchange, the registrant’s affiliate. These shares held by our affiliate are considered treasury shares for GAAP accounting purposes and under Delaware law are not considered outstanding for quorum and are not entitled to vote or receive dividends.

Introductory Note
On January 1, 2025, Porch Group, Inc., sold its legacy homeowners insurance carrier, Homeowners of America, to the newly formed Porch Reciprocal Exchange (the “Reciprocal”), a separate entity which is owned by its policyholder-members and is accounted for as a variable interest entity. The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc., and its subsidiaries as well as the Reciprocal. The Reciprocal is managed, but not owned, by Porch Group, Inc., and is consolidated for reporting purposes. References to “Porch Shareholder Interest” include businesses the Company owns and exclude the Reciprocal.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

		March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents		$65,899	$167,643
Accounts receivable, net		12,243	19,106
Short-term investments		4,510	24,099
Reinsurance balance due		—	92,303
Prepaid expenses and other current assets		11,503	32,837
Restricted cash and cash equivalents		17,213	29,139
Total current assets		111,368	365,127
Property, equipment, and software, net		24,299	22,542
Goodwill		191,907	191,907
Long-term investments		26,215	158,652
Intangible assets, net		38,153	68,746
Other assets		7,092	6,994
Assets of Reciprocal:	(1)
Cash and cash equivalents, including restricted		82,895	—
Accounts receivable, net		6,224	—
Short-term investments		681	—
Reinsurance balance due		94,385	—
Prepaid expenses and other current assets		22,613	—
Intangible assets, net		26,208	—
Long-term investments		170,243	—
Total assets		$802,283	$813,968
______________________________________
(1)Porch Reciprocal Exchange (the “Reciprocal”) is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited) - Continued
(all numbers in thousands unless otherwise stated, except per share data)

		March 31, 2025	December 31, 2024
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable		$5,673	$4,538
Accrued expenses and other current liabilities		46,623	41,245
Deferred revenue		8,008	248,669
Refundable customer deposits		12,767	12,629
Current debt		—	150
Losses and loss adjustment expense reserves		—	67,785
Other insurance liabilities, current		—	39,140
Total current liabilities		73,071	414,156
Long-term debt		409,160	403,788
Other liabilities		31,690	39,249
Liabilities of Reciprocal:	(1)
Accounts payable and other current liabilities		1,455	—
Deferred revenue		214,530	—
Losses and loss adjustment expense reserves		71,812	—
Other insurance liabilities, current		31,700	—
Other liabilities		914	—
Total liabilities		834,332	857,193

Commitments and contingencies (Note 16)

Stockholders' deficit
Common stock, $0.0001 par value per share		10	10
Additional paid-in capital		583,800	717,066
Accumulated other comprehensive income (loss)		284	(5,446)
Accumulated deficit		(636,512)	(754,855)
Porch stockholders' deficit		(52,418)	(43,225)
Noncontrolling interest related to the Reciprocal		20,369	—
Total stockholders' deficit		(32,049)	(43,225)

Total liabilities and stockholders' deficit		$802,283	$813,968
______________________________________
(1)Porch Reciprocal Exchange (the “Reciprocal”) is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(all numbers in thousands unless otherwise state, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$104,745	$115,443
Cost of revenue	39,297	78,366
Gross Profit	65,448	37,077

Selling and marketing	29,516	33,948
Product and technology	13,201	12,292
General and administrative	23,997	25,505
Operating loss	(1,266)	(34,668)
Other income (expense):
Interest expense	(11,246)	(10,787)
Change in fair value of private warrant liability	(732)	(425)
Change in fair value of derivatives	6,673	1,483
Gain on extinguishment of debt	—	4,891
Investment income and realized gains and losses, net of investment expenses	2,810	3,644
Other income, net	8,400	22,678
Total other income (expense)	5,905	21,484
Income (loss) before income taxes	4,639	(13,184)
Income tax provision	(903)	(178)
Net income (loss)	3,736	(13,362)
Less: Net loss attributable to the Reciprocal	(4,659)	—
Net income (loss) attributable to Porch	$8,395	$(13,362)

Net income (loss) attributable to Porch per share - basic	$0.08	$(0.14)
Net income (loss) attributable to Porch per share - diluted	$0.07	$(0.14)
Comprehensive Income
Net income (loss)	$3,736	$(13,362)
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	2,610	(830)
Comprehensive income (loss)	6,346	(14,192)
Less: Comprehensive loss attributable to the Reciprocal	(2,277)	—
Comprehensive income (loss) attributable to Porch	$8,623	$(14,192)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Noncontrolling Interest (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of December 31, 2024	101,458	(1)	$10	$717,066	$(5,446)	$(754,855)	$(43,225)	$—	$(43,225)
Net income (loss)	—		—	—	—	8,395	8,395	(4,659)	3,736
Other comprehensive income, net of tax	—		—	—	228	—	228	2,382	2,610
Formation of Reciprocal	—		—	(138,096)	5,502	109,948	(22,646)	22,646	—
Stock-based compensation	374		—	4,910	—	—	4,910	—	4,910
Exercise of stock options	41		—	93	—	—	93	—	93
Income tax withholdings	(36)		—	(173)	—	—	(173)	—	(173)
Balances as of March 31, 2025	101,837	(2)	$10	$583,800	$284	$(636,512)	$(52,418)	20,369	(32,049)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2023	97,061	$10	$690,223	$(3,860)	$(722,056)	$(35,683)	$—	$(35,683)
Net loss	—	—	—	—	(13,362)	(13,362)	—	(13,362)
Other comprehensive loss, net of tax	—	—	—	(830)	—	(830)	—	(830)
Stock-based compensation	620	—	5,368	—	—	5,368	—	5,368
Exercise of stock options	243	—	814	—	—	814	—	814
Income tax withholdings	(55)	—	(165)	—	—	(165)	—	(165)
Balances as of March 31, 2024	97,869	$10	$696,240	$(4,690)	$(735,418)	$(43,858)	$—	(43,858)
______________________________________
(1)Excludes 18.3 million shares of common stock held by Homeowners of America (“HOA”) as of December 31, 2024.
(2)Excludes 18.3 million shares of common stock held by the Reciprocal as of March 31, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,736	$(13,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,985	6,317
Provision for doubtful accounts	1,393	—
Gain on extinguishment of debt	—	(4,891)
Loss on divestiture of business	—	5,244
Change in fair value of private warrant liability	732	425
Change in fair value of contingent consideration	(28)	1,051
Change in fair value of derivatives	(6,673)	(1,483)
Stock-based compensation	4,910	5,368
Non-cash interest expense	11,334	10,434
Gain on settlement of contingent consideration	—	(14,930)
Other operating activities	(10)	(799)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(753)	(439)
Reinsurance balance due	(2,081)	8,174
Deferred policy acquisition costs	1,544	6,752
Accounts payable	1,163	(3,511)
Accrued expenses and other current liabilities	99	1,829
Losses and loss adjustment expense reserves	4,027	17,057
Other insurance liabilities, current	(7,440)	9,158
Deferred revenue	(26,238)	(33,017)
Refundable customer deposits	138	(2,034)
Other assets and liabilities, net	(3,016)	11,122
Net cash provided by (used in) operating activities	(11,178)	8,465
Cash flows from investing activities:
Purchases of property and equipment	(65)	(41)
Capitalized internal use software development costs	(3,281)	(2,315)
Purchases of short-term and long-term investments	(40,901)	4,705
Maturities, sales of short-term and long-term investments	24,879	10,348
Net cash provided by (used in) investing activities	(19,368)	12,697
Cash flows from financing activities:
Repayments of principal	(150)	(3,150)
Other financing activities	(79)	649
Net cash used in financing activities	(229)	(2,501)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(30,775)	$18,661
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	196,782	297,232
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$166,007	$315,893

Supplemental schedule of non-cash investing and financing activities
Non-cash reduction of convertible notes	$—	$5,000
Non-cash reduction in advance funding arrangement obligations	$—	$94
Supplemental disclosures
Cash paid for interest	$12	$969
Income taxes paid	$89	$174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PORCH GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all numbers in thousands, except share amounts and unless otherwise stated)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Porch Group, Inc., (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company. We differentiate and look to win in the massive and growing homeowners insurance opportunity by:
•Utilizing our unique property data to enhance our property risk assessment creates advantages in pricing and underwriting decisions for the policyholder-owned Porch Reciprocal Exchange (the “Reciprocal”) we manage. This enables the Reciprocal to attract lower-risk properties and appropriately price higher-risks, in turn supporting growth of profitable premium and thus more management fees for our insurance services business.
•Aiming to be the best homeowners insurance partner for homebuyers by helping with more than just insurance. We provide moving services and offer both a full moving concierge and the Porch app. We help make moving easier and assist with important services such as insurance, moving, warranty, security, TV/Internet, and more.
•Providing more protection for the home by including home warranty alongside homeowners insurance. We are able to fill the gaps of protection for consumers, minimize surprises, and deepen our relationships and value proposition.
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 24 thousand companies who utilize our software. These companies are from industries key to the home-buying transaction, such as home inspectors, title companies, and mortgage companies. These relationships provide us with early insights to United States (“U.S.”) homebuyers and properties.
Beginning in January 2025, we operate under four reportable segments that are also our operating segments. Three of these segments are owned by Porch Group — Insurance Services, Software & Data, and Consumer Services. We collectively call these three segments, along with corporate functions, the “Porch Shareholder Interest.” Our fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch Group and, at this time, is consolidated for reporting purposes as described in the basis of presentation section below. Prior to this change, we historically reported under two reportable segments. See Note 2, Segment Information, for additional information on our reportable segments.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries as well as the Reciprocal, a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The Reciprocal is managed, but not owned by Porch Group, and is consolidated at this time as a VIE for reporting purposes. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025. The information as of December 31, 2024, included in the unaudited condensed consolidated balance sheets was derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
In 2025, we elected to begin presenting a subtotal for gross profit on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Accordingly, we reclassified into cost of revenue certain amortization expense related to software and acquired intangible assets that are directly related to revenue generation. The related amortization expense was presented in “product and technology” and “general and administrative” in our historical financial statements. Prior period amounts have been reclassified to conform to the current year’s presentation.
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other interim period or future year due to various factors such as management estimates and the seasonal nature of some portions of our insurance business.
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
The Reciprocal has exposure and remains liable in the event of insolvency of its reinsurers. The Reciprocal and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. For our third-party quota share program which covers all business in all states and is placed at 27.5% of P&C losses, as of March 31, 2025, two reinsurers represented more than 10% individually, and 57% in the aggregate, of the total reinsurance balance due line item on the unaudited Condensed Consolidated Balance Sheets. There are currently no material receivables on the unaudited Condensed Consolidated Balance Sheets related to the Reciprocal’s excess of loss catastrophe program. See Note 12, Reinsurance for the Reciprocal, for more information.
Approximately 57% of consolidated revenue in the three months ended March 31, 2025, was derived from customers in Texas and could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
Substantially all revenues in the Insurance Services segment are related to the Reciprocal Segment.
No individual customer represented more than 10% of total consolidated revenue for the three months ended March 31, 2025 or 2024. As of March 31, 2025, and December 31, 2024, no individual customer accounted for 10% or more of total accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets.
As of March 31, 2025, we held approximately $151.2 million of cash with four U.S. commercial banks.
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

		March 31, 2025	December 31, 2024
Held as collateral by captive reinsurer for benefit of the Reciprocal	(1)	$9,324	$20,608
Pledged to state departments of insurance	(2)	—	895
Held for payment of possible warranty claims	(3)	6,889	6,636
Other		1,000	1,000
Restricted cash and cash equivalents		$17,213	$29,139
Restricted cash and cash equivalents of the Reciprocal:
Pledged to state departments of insurance	(2)	$1,005	$—
Restricted cash and cash equivalents		$18,218	$29,139
______________________________________
(1)Held by our captive reinsurance business as collateral for the benefit of the Reciprocal.
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.
(3)Required under regulatory guidelines in 23 states and 23 states as of March 31, 2025 and December 31, 2024, respectively.

The reconciliation of cash, cash equivalents, and restricted cash and cash equivalents to amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows are as follows:

		March 31, 2025	December 31, 2024
Cash and cash equivalents of Porch	(1)	$65,899	$167,643
Restricted cash and cash equivalents of Porch		17,213	29,139
Cash and cash equivalents of the Reciprocal		81,890	—
Restricted cash and cash equivalents of the Reciprocal		1,005	—
Total cash, cash equivalents, and restricted cash and cash equivalents		$166,007	$196,782
______________________________________
(1)Balance as of December 31, 2024, includes $111.1 million cash and cash equivalents at HOA.

Accounts Receivable
Accounts receivable for Porch consist principally of amounts due from enterprise customers and corporate partnerships, while accounts receivable for the Reciprocal consist of amounts due from individual policyholders. We estimate allowances for uncollectible receivables based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for doubtful accounts. The allowance for uncollectible receivables, which relates entirely to Porch, was $2.0 million and $1.7 million as of March 31, 2025, and December 31, 2024, respectively. The Reciprocal had no allowance as of either date.
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
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each reporting unit was estimated using a combination of income and market valuation approaches using publicly traded company multiples in similar businesses. Such fair value measurements are based predominately on Level 3 inputs (as defined below). This analysis requires significant judgments including an estimate of future cash flows which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested.
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
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DACs”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by our insurance company subsidiary of new or renewal insurance contracts. DACs are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DACs are also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DACs are periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DACs. Amortized deferred acquisition costs included in selling and marketing expense, amounted to $7.7 million and $13.2 million, for the three months ended March 31, 2025 and 2024, respectively.
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
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited Condensed Consolidated Balance Sheets. Other insurance liabilities were held by the Reciprocal as of March 31, 2025.

	March 31, 2025	December 31, 2024
Ceded reinsurance premiums payable	$9,922	$17,141
Commissions payable, reinsurers and agents	7,832	7,264
Advance premiums	8,783	8,865
Funds held under reinsurance treaty	4,926	5,284
General and accrued expenses payable	237	586
Other insurance liabilities, current	$31,700	$39,140

Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The new guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. We are in the process of assessing the impact of ASU 2023-09 on our disclosures.
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

Note 2. Segment Information
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
Beginning in January 2025, there was a change in internal reporting provided to the CODM and a change in the lens through which the CODM makes decisions and allocates resources. As a result, our reportable segments, that are also our operating segments, changed from Vertical Software and Insurance prior to 2025 to Insurance Services, Software & Data, Consumer Services, and the Reciprocal Segment. Management references the Insurance Services, Software & Data, and Consumer Services segments, together with corporate expenses, as “Porch Shareholder Interest.” Our fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch Group and is consolidated for reporting purposes.
The changes in reporting were driven by how the CODM views our target customer (e.g. primarily total premium in Insurance Services, primarily businesses in Software & Data, and primarily direct consumers in Consumer Services) and by the shift to a reciprocal exchange model where we are the manager rather than the owner. In connection with the formation of the Reciprocal on January 1, 2025, we sold our legacy homeowners insurance carrier, Homeowners of America (“HOA”), to the Reciprocal, shifting all premium and policyholders to the member-owned entity. As of January 1, 2025 the Reciprocal pays all claim costs, all reinsurance costs, and all agency commissions in addition to management fees to Porch. The Reciprocal is a VIE and represents a noncontrolling interest as discussed in Note 3.
Our Insurance Services segment manages and operates the Reciprocal, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines in exchange for commissions and fees. The Insurance Services segment also holds the surplus notes issued by the Reciprocal and includes our captive reinsurer which provides non-catastrophic weather reinsurance support to improve capital efficiency for the Reciprocal.
Our Software & Data segment provides, on a subscription and predominantly transactional basis, software to inspection, mortgage, title, and roofing companies and data products to insurance and other types of companies. This segment includes several strategically important businesses, including home inspection software, title and mortgage software, Home Factors (our unique property insights product), and mover marketing products.
Our Consumer Services segment provides warranty products through Porch Warranty and other warranty brands to protect the whole home. Our Consumer Services segment also provides moving related services such as movers, TV/Internet, and security.

The Reciprocal Segment includes HOA and its parent, Porch Reciprocal Exchange, which is a member-owned reciprocal exchange, owned by policyholder members rather than Porch Group, Inc. The Reciprocal Segment provides consumers with insurance to protect their homes, earning revenue primarily through premiums collected on policies.
Our segment operating and financial performance measures are gross profit and Adjusted EBITDA (Loss) for the Insurance Services, Software & Data, and Consumer Services segments. Adjusted EBITDA (Loss) is defined as gross profit less the following expenses associated with each segment: selling and marketing, product and technology, and general and administrative. Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations, such as depreciation, amortization, and stock-based compensation expense. The CODM uses gross profit and Adjusted EBITDA (Loss) to allocate resources for these segments (including employees, property, and financial or capital resources) predominately in the annual budget and forecasting process. Both of these measures are also used to provide guidance to investors.
Our segment operating financial performance measures for the Reciprocal Segment are gross profit and Net Income (Loss). The CODM uses Net Income (Loss) instead of Adjusted EBITDA (Loss) for this segment because he reviews interest expense on the surplus note created as part of the formation of the Reciprocal. Adjusted EBITDA (Loss), by definition, excludes interest expense.
As a result of the formation of the Reciprocal, beginning in 2025, we will allocate certain expenses to the Insurance Services segment that were historically considered Corporate costs. This allocation is meant to account for fees paid through Corporate shared services on behalf of the Insurance Services segment and related to its management of the Reciprocal. Because this change occurred as a direct result of the formation of the Reciprocal, the allocation is not recast to prior periods.
The following tables present revenue and significant expenses by segment that are regularly provided to the CODM. Other segment items that the CODM does not consider in assessing segment performance are presented to reconcile to each segment’s measure of profit or loss.
The “Corporate” column includes shared expenses that are not allocated to the reportable segments. These consist primarily of selling and marketing, certain product and technology, accounting, human resources, legal, general and administrative, and other income, expenses, gain and losses.

		Three Months Ended March 31, 2025
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	49,806	21,999	14,721	—	39,938	(21,719)	104,745
Cost of revenue		7,481	5,506	2,490	—	26,249	(2,429)	39,297
Gross Profit		42,325	16,493	12,231	—	13,689	(19,290)	65,448

Significant expenses:
Selling and marketing		15,527	9,169	9,798	408	7,411	(12,797)	29,516
Product and technology		2,451	4,288	1,131	4,196	1,135	—	13,201
General and administrative		4,377	2,508	3,301	12,701	7,603	(6,493)	23,997
Other segment items:
Depreciation and amortization	(2)	(91)	(3,479)	(885)
Stock-based compensation expense	(2)	(679)	(556)	(388)
Interest income on intercompany surplus notes		(3,674)	—	—
Change in fair value of contingent consideration		—	—	28
Restructuring costs		(45)	(19)	(84)
Other gains and losses	(3)	(1,320)	—	—
Acquisition and other transaction costs		(30)	11	—
Adjusted EBITDA (Loss)		$25,809	$4,571	$(670)

Other income (expense):
Interest expense						(51)		(11,246)
Change in fair value of private warrant liability						—		(732)
Change in fair value of derivatives						—		6,673
Investment income and realized gains and losses, net of investment expenses						2,415		2,810
Other income						—		8,400
Interest income (expense) on intercompany surplus notes						(3,674)		—
Income tax expense (provision)						(889)		(903)
Net income (loss)						$(4,659)		3,736
Net loss attributable to the Reciprocal								(4,659)
Net income attributable to Porch								$8,395
______________________________________
(1)Revenue includes intersegment revenues of $45.4 million in Insurance Services (which includes fees and commissions paid by the Reciprocal to Insurance Services), $2.0 million in Software & Data, and $(25.6) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

		Three Months Ended March 31, 2024
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	47,359	21,134	16,186	—	47,495	(16,731)	115,443
Cost of revenue		25,409	5,654	3,533	—	46,607	(2,837)	78,366
Gross Profit		21,950	15,480	12,653	—	888	(13,894)	37,077

Significant expenses:
Selling and marketing		16,018	10,002	8,377	647	12,798	(13,894)	33,948
Product and technology		362	4,215	927	5,320	1,468	—	12,292
General and administrative		1,643	4,538	3,599	13,470	2,255	—	25,505
Other segment items:
Depreciation and amortization	(2)	(993)	(3,792)	(1,091)
Stock-based compensation expense	(2)	(343)	(1,072)	(500)
Change in fair value of contingent consideration		—	(909)	(142)
Restructuring costs		(8)	(56)	—
Other gains and losses	(3)	(1,644)	—	—
Adjusted EBITDA (Loss)		$6,915	$2,554	$1,483

Other income (expense):
Interest expense						(2,035)		(10,787)
Change in fair value of private warrant liability						—		(425)
Change in fair value of derivatives						—		1,483
Gain on extinguishment of debt						—		4,891
Investment income and realized gains and losses, net of investment expenses						2,924		3,644
Other income (expense)						—		22,678
Income tax benefit (expense)						—		(178)
Net loss						$(14,744)		$(13,362)
______________________________________
(1)Revenue includes intersegment revenues of $44.1 million in Insurance Services, $0.3 million in Software & Data, and $(27.6) million revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

The following table presents a reconciliation of segment profitability measures to consolidated net income (loss).

		Three Months Ended March 31,
		2025	2024
Segment Profitability Measures:
Insurance Services Adjusted EBITDA (Loss)		$25,809	$6,915
Software & Data Adjusted EBITDA (Loss)		4,571	2,554
Consumer Services Adjusted EBITDA (Loss)		(670)	1,483
Reciprocal Segment Net Income (loss)		(4,659)	(14,744)
Subtotal		25,051	(3,792)
Reconciling items:
Corporate expenses		(12,849)	(15,027)
Interest expense		(11,195)	(10,592)
Income tax provision		(14)	(178)
Depreciation and amortization		(5,024)	(6,310)
Gain (loss) on extinguishment of debt		—	4,891
Other income, net		7,162	23,342
Stock-based compensation expense		(4,910)	(5,368)
Mark-to-market gains		5,969	7
Restructuring costs	(1)	(319)	(157)
Acquisition and other transaction costs		(135)	(178)
Net income (loss)		$3,736	$(13,362)
______________________________________
(1) Primarily consists of cost related to forming a reciprocal exchange.

The CODM does not review assets on a segment basis other than the assets of the Reciprocal Segment that are presented on the unaudited Condensed Consolidated Balance Sheets as required for VIE disclosure.
All of our revenue is generated in the United States except for an immaterial amount. As of March 31, 2025, and December 31, 2024, we did not have material assets located outside of the United States.

Note 3. Variable Interest Entity
A VIE is a legal entity that is structured such that equity investors lack the ability to make significant decisions relating to the entity's operations through voting rights, do not substantively participate in the gains and losses of the entity, or the entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support. We consolidate VIEs in which we are deemed the primary beneficiary. The primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect that entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.
On January 1, 2025, we completed the formation of the Reciprocal, a Texas-domiciled reciprocal insurance exchange. In connection with the formation, we completed the sale of our legacy homeowners insurance carrier, HOA, to the Reciprocal. The purchase price was equal to HOA’s estimated surplus at December 31, 2024, of approximately $105 million, less $58 million, which is the $49 million principal plus $9 million of unpaid interest under a surplus note issued by HOA to Porch Group, Inc. in 2023. The completion of the sale brought the total surplus notes held by Porch to approximately $106 million. Following the sale, HOA became a wholly owned subsidiary of the Reciprocal.
We formed a management company that acts as attorney-in-fact (“AIF”) for the Reciprocal. The Reciprocal owns HOA and writes homeowners insurance policies that are sold to its subscribers. The establishment of the AIF was completed in connection with the formation of the Reciprocal on January 1, 2025.
We consolidate the Reciprocal since (1) we have provided surplus notes to the Reciprocal and would absorb any expected losses that could potentially be significant to the Reciprocal, including through the interest associated with $106 million of surplus notes due to Porch from the Reciprocal and (2) the AIF manages the business operations of the Reciprocal and therefore has the power to direct the activities that most significantly impact the economic performance of the Reciprocal. The Reciprocal’s anticipated economic performance is driven by its underwriting and investment results. The AIF receives a management fee for the services provided to the Reciprocal. The management fee revenues are based upon all premiums written or assumed by the Reciprocal (including HOA). The AIF determines the management fee rate to be paid by the Reciprocal.
The assets of the Reciprocal can be used only to settle the obligations of the Reciprocal for which creditors and other beneficial owners have no recourse to Porch. We have no obligation related to any underwriting and/or investment losses experienced by the Reciprocal. As of March 31, 2025, there were $106 million of surplus notes outstanding. The effects of the transactions between Porch and the Reciprocal are eliminated in consolidation to derive consolidated net income (loss). However, the management fee income earned by the AIF is reported in net income (loss) attributable to Porch and is included in basic and diluted earnings per share.

Note 4. Revenue
Disaggregation of Revenue
The following table provides detail of total revenue. Transactional revenue consists of revenue recognized from non-recurring sales or services that do not generate ongoing revenue and primarily includes revenue generated from moving services. Recurring revenue refers to revenue streams that are more predictable and generate revenue from customers on an ongoing basis, including revenue from insurance services management, inspection software, title insurance software, mortgage software, warranty products, and marketing services. Insurance carrier revenue consists of revenue earned through premiums collected on policies, policy fees, and commissions by the Reciprocal.

		Three Months Ended March 31,
		2025	2024
Transactional		$6,388	$6,474
Recurring	(1) (2)	80,138	78,205
Intercompany revenue		(1,980)	(263)
		84,546	84,416
Insurance carrier	(2)	39,938	47,495
Intercompany revenue		(19,739)	(16,468)
Total revenue		$104,745	$115,443
______________________________________
(1)Revenue recognized during the three months ended March 31, 2025 and 2024, includes revenue of $8.2 million and $9.5 million, respectively, which is accounted for in accordance with ASC Topic 460, Guarantees, separately from revenue from contracts with customers.
(2)Revenue recognized during the three months ended March 31, 2025 and 2024, includes revenue of $65.6 million and $73.9 million, respectively, which is accounted for in accordance with ASC Topic 944, Financial Services-Insurance, separately from the revenue from contracts with customers.

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

Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the three months ended March 31, 2025, is presented below:

Balance at December 31, 2024	$1,426
Estimated lifetime value of commissions on insurance policies sold by carriers	563
Cash receipts	(102)
Balance at March 31, 2025	$1,887

As of March 31, 2025, and December 31, 2024, $0.4 million and $0.2 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets. The remaining $1.5 million and $1.2 million of contract assets as of March 31, 2025, and December 31, 2024, respectively, are expected to be collected after the immediately following 12 months and were included in other assets on the unaudited Condensed Consolidated Balance Sheets.
Deferred Revenue
A summary of the activity impacting Software & Data segment deferred revenue balances during the three months ended March 31, 2025, is presented below:

Balance at December 31, 2024	$3,435
Revenue recognized	(3,954)
Additional amounts deferred	3,924
Balance at March 31, 2025	$3,405
Revenue recognized for performance obligations satisfied during the three month ended March 31, 2025, includes $3.4 million that was included in the deferred revenue balances as of December 31, 2024.
Deferred revenue on the unaudited condensed consolidated balance sheet as of March 31, 2025, and December 31, 2024, includes $216.8 million and $242.6 million, respectively, of deferred revenue related to the Reciprocal Segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited condensed consolidated balance sheets, is immaterial as of March 31, 2025, and December 31, 2024.
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
Warranty Revenue and Related Balance Sheet Disclosures
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. As of March 31, 2025 and December 31, 2024, we had $0.2 million and $0.3 million, respectively, of capitalized costs in prepaid expenses and other current assets. As of March 31, 2025 and December 31, 2024, we had $0.8 million and $1.0 million, respectively, in other assets on the Condensed Consolidated Balance Sheets.
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. The following table provides balances as of the dates shown.

		March 31, 2025	December 31, 2024
Refundable customer deposits		$12,712	$12,598
Deferred revenue		$2,314	$2,751
Non-current deferred revenue	(1)	$2,327	$2,433

____________________________________
(1)Non-current deferred revenue is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2025 and 2024, we incurred $1.1 million and $1.6 million, respectively, in expenses related to warranty claims.

Note 5. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended March 31,
	2025	2024
Investment income, net of investment expenses	$2,838	$3,664
Realized gains on investments	74	14
Realized losses on investments	(102)	(34)
Investment income and realized gains and losses, net of investment expenses	$2,810	$3,644

Investments Held by Porch Group
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

		March 31, 2025
		Amortized Cost	Gross Unrealized		Fair Value
			Gains	Losses
U.S. Treasuries		$16,437	$152	$—	$16,589
Obligations of states, municipalities and political subdivisions		2,075	22	—	2,097
Corporate bonds		8,502	137	—	8,639
Residential and commercial mortgage-backed securities		3,346	54	—	3,400
Other loan-backed and structured securities		—	—	—	—
Total investment securities	(1)	$30,360	$365	$—	$30,725
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of HOA.

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$27,489	$34	$(421)	$27,102
Obligations of states, municipalities and political subdivisions	12,602	26	(756)	11,872
Corporate bonds	72,996	192	(2,292)	70,896
Residential and commercial mortgage-backed securities	62,721	85	(2,032)	60,774
Other loan-backed and structured securities	12,335	28	(256)	12,107
Total investment securities	$188,143	$365	$(5,757)	$182,751

The amortized cost and fair value of securities held by our captive reinsurance business at March 31, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		March 31, 2025
Remaining Time to Maturity		Amortized Cost	Fair Value
Due in one year or less		$4,407	$4,415
Due after one year through five years		18,263	18,492
Due after five years through ten years		4,345	4,418
Due after ten years		—	—
Residential and commercial mortgage-backed securities		3,345	3,400
Other loan-backed and structured securities		—	—
Total	(1)	$30,360	$30,725
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of HOA.
Securities held by our captive reinsurance business with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

		Less Than Twelve Months		Twelve Months or Greater		Total
As of March 31, 2025		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries		$—	$1,505	$—	$—	$—	$1,505
Obligations of states, municipalities and political subdivisions		—	—	—	—	—	—
Corporate bonds		—	299	—	—	—	299
Residential and commercial mortgage-backed securities		—	46	—	—	—	46
Other loan-backed and structured securities		—	—	—	—	—	—
Total securities	(1)	$—	$1,850	$—	$—	$—	$1,850
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of HOA.
At March 31, 2025, there were four securities, held by our captive reinsurance business as collateral for the benefit of HOA, in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

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

At December 31, 2024, there were 452 securities in an unrealized loss position.
Investments Held by the Reciprocal (Consolidated VIE)
The following table summarizes the amortized cost, fair value, and unrealized gains and losses of investment securities held by the Reciprocal.

	March 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$9,876	$57	$(264)	$9,669
Obligations of states, municipalities and political subdivisions	10,049	35	(559)	9,525
Corporate bonds	79,250	339	(1,555)	78,034
Residential and commercial mortgage-backed securities	62,340	184	(1,223)	61,301
Other loan-backed and structured securities	12,539	46	(190)	12,395
Total investment securities held by the consolidated VIE	$174,054	$661	$(3,791)	$170,924
The amortized cost and fair value of securities held by the Reciprocal at March 31, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$2,405	$2,338
Due after one year through five years	32,653	32,057
Due after five years through ten years	46,346	45,338
Due after ten years	17,771	17,495
Residential and commercial mortgage-backed securities	62,340	61,301
Other loan-backed and structured securities	12,539	12,395
Total	$174,054	$170,924

Securities held by the Reciprocal with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of March 31, 2025	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(224)	$4,387	$(40)	$290	$(264)	$4,677
Obligations of states, municipalities and political subdivisions	(468)	6,290	(91)	1,137	(559)	7,427
Corporate bonds	(1,386)	33,749	(169)	2,570	(1,555)	36,319
Residential and commercial mortgage-backed securities	(922)	36,968	(301)	2,417	(1,223)	39,385
Other loan-backed and structured securities	(184)	4,415	(6)	48	(190)	4,463
Total securities held by the consolidated VIE	$(3,184)	$85,809	$(607)	$6,462	$(3,791)	$92,271
At March 31, 2025, there were 395 securities in an unrealized loss position held by the Reciprocal. Of these securities, 60 had been in an unrealized loss position for 12 months or longer as of March 31, 2025.
We believe there were no fundamental issues, such as credit losses or other factors, with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at March 31, 2025.

Note 6. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurement as of March 31, 2025
		Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds		$9,324	$—	$—	$9,324
Debt securities:
U.S. Treasuries		16,589	—	—	16,589
Obligations of states, municipalities and political subdivisions		—	2,097	—	2,097
Corporate bonds		—	8,639	—	8,639
Residential and commercial mortgage-backed securities		—	3,400	—	3,400
Other loan-backed and structured securities		—	—	—	—
Asset of Reciprocal (a consolidated variable interest entity):
Money market mutual funds		1,760	—	—	1,760
Debt securities:
U.S. Treasuries		9,669	—	—	9,669
Obligations of states, municipalities and political subdivisions		—	9,525	—	9,525
Corporate bonds		—	78,034	—	78,034
Residential and commercial mortgage-backed securities		—	61,301	—	61,301
Other loan-backed and structured securities		—	12,395	—	12,395
		$37,342	$175,391	$—	$212,733
Liabilities
Contingent consideration - business combinations	(1)	$—	$—	$55	$55
Private warrant liability	(2)	—	—	1,192	1,192
Embedded derivatives	(3)	—	—	15,589	15,589
		$—	$—	$16,836	$16,836
______________________________________
(1)The liability for contingent considerations related to business combinations is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025.
(2)The private warranty liability is included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025.
(3)The embedded derivatives liability is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025.

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
______________________________________
(1)The unaudited Condensed Consolidated Balance Sheets included less than $0.1 million in accrued expenses and other current liabilities and less than $0.1 million in other liabilities as of December 31, 2024, for contingent consideration related to business combinations.
(2)The private warranty liability is included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2024.
(3)The embedded derivatives liability is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2024.

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
Contingent Consideration – Business Combinations
As part of the acquisition of Floify, LLC (“Floify”) in October 2021, we issued shares as partial closing consideration to the sellers of Floify and guaranteed that the value of those shares would equal or exceed 200% of such price on or prior to December 31, 2024 (the “True-Up Obligation”). The True-Up Obligation could be settled at our option in cash, Porch common stock, or a combination thereof. On March 27, 2024, we entered into a settlement agreement and mutual release of claims with the sellers of Floify to settle a post-closing dispute. As part of the of this agreement, the sellers of Floify agreed to terminate the True-Up Obligation in full and released from restriction approximately $0.9 million of escrowed cash to us. We estimated the fair value of the True-Up Obligation as of the settlement date using the Monte Carlo simulation method. The fair value is based on the simulated market price of our common stock over the maturity date of the True-Up Obligation. As of March 27, 2024, the key inputs used to determine the fair value of $14.9 million included the stock price of $4.13, strike price of $36.00, discount rate of 23.6% and volatility of 95%. Subsequent to the valuation, we recognized a gain on settlement in other income, net, in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss equal to the fair value of $14.9 million.
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue of the contingent consideration through the maturity date of August 2026. As of March 31, 2025, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimates and the discount rate of 14%. As of December 31, 2024, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimates and the discount rate of 14%.
Private Warrants
We estimated the fair value of the private warrants that expire on December 23, 2025, using the Black-Scholes-Merton option pricing model. As of March 31, 2025, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 67%, remaining contractual term of 0.73 years, and stock price of $7.29. As of December 31, 2024, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 67%, remaining contractual term of 0.98 years, and stock price of $4.92.
Embedded Derivatives
In connection with the issuance of senior secured convertible notes in April 2023 and in accordance with Accounting Standards Codification 815-15, Derivatives and Hedging – Embedded Derivatives, certain features of the senior secured convertible notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023, exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of March 31, 2025, our remaining Asset Sale Threshold was $9.1 million (See Note 17).
The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a repurchase, a fundamental change, and qualifying asset sales, ranging from 2% to 57%.
Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2024		$83	$22,262	$460
Change in fair value, loss (gain) included in net loss	(1)	(28)	(6,673)	732
Fair value as of March 31, 2025		$55	$15,589	$1,192

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2023		$18,455	$28,131	$1,151
Settlements		(14,930)	—	—
Change in fair value, loss (gain) included in net loss	(1)	1,051	(1,483)	425
Fair value as of March 31, 2024		$4,576	$26,648	$1,576
______________________________________
(1)Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited condensed consolidated statements of operations. Changes in fair value of the private warrant liability and embedded derivatives are disclosed separately in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Fair Value of Fixed Rate Debt
As of March 31, 2025, and December 31, 2024, the fair value of the 2026 Notes (see Note 9) was $152.5 million and $137.7 million, respectively. As of March 31, 2025, and December 31, 2024, the fair value of the 2028 Notes (see Note 9) was $295.4 million and $278.3 million, respectively. The fair value of the other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 7. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	March 31, 2025	December 31, 2024
Software and computer equipment	$8,144	$8,051
Furniture, office equipment, and other	1,443	1,471
Internally developed software	38,664	35,096
Leasehold improvements	928	928
	49,179	45,546
Less: Accumulated depreciation and amortization	(24,880)	(23,004)
Property, equipment, and software, net	$24,299	$22,542

Depreciation and amortization expense related to property, equipment, and software was $1.6 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.

Note 8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of March 31, 2025	Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	9.0	$66,374	$(32,128)	$34,246
Acquired technology	5.0	24,476	(18,348)	6,128
Trademarks and tradenames	11.0	22,025	(7,794)	14,231
Non-compete agreements	7.0	200	(96)	104
Renewal rights	6.0	9,734	(5,042)	4,692
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$127,769	$(63,408)	$64,361

As of December 31, 2024	Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	9.0	$69,024	$(32,620)	$36,404
Acquired technology	5.0	28,001	(20,490)	7,511
Trademarks and tradenames	11.0	23,443	(8,708)	14,735
Non-compete agreements	5.0	301	(182)	119
Renewal rights	6.0	9,734	(4,717)	5,017
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$135,463	$(66,717)	$68,746

The aggregate amortization expense related to intangibles was $4.4 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively.
Goodwill
The following table summarizes goodwill balances by segment as of March 31, 2025.

March 31, 2025
Software & Data	$157,364
Consumer Services	34,543
Total	$191,907

As of December 31, 2024, the entire $191.9 million goodwill balance was included in our legacy Vertical Software segment. On January 1, 2025, new segments were created per the discussion in Note 2. We performed a quantitative analysis as of January 1, 2025, reallocating the $191.9 million to the Software & Data and Consumer Services segments as shown in the table above on a relative fair value basis. We estimated the fair value of the Software & Data and Consumer Services reporting units using a combination of market and income approaches based on peer performance and discounted cash flow methodologies. The goodwill analysis required significant judgments to reallocate the fair value of the reporting units, including internal forecasts and determination of weighted average cost of capital. The weighted average cost of capital used was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 11% to 14%. Management considers historical experience and all available information at the time the fair values are estimated. Assumptions are subject to a high degree of judgment and complexity. Other than this reallocation to new segments, there were no changes in the carrying amount of goodwill for the three months ended March 31, 2025.

Note 9. Debt
The following tables summarize outstanding debt as of March 31, 2025, and December 31, 2024.

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior notes, due 2026	$173,771	$(1,382)	$172,389
Convertible senior notes, due 2028	333,334	(96,563)	236,771
Balance as of March 31, 2025	$507,105	$(97,945)	$409,160

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior notes, due 2026	$173,771	$(1,616)	$172,155
Convertible senior notes, due 2028	333,334	(101,701)	231,633
Other notes	150	—	150
Balance as of December 31, 2024	$507,255	$(103,317)	$403,938

Convertible Senior Notes
Interest expense for our convertible senior notes includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details interest expense recognized for the 0.75% convertible senior notes due in September 2026 (the “2026 Notes”) and the 6.75% convertible senior notes due in October 2028 (the “2028 Notes”).

	Three Months Ended March 31,
	2025	2024
Contractual interest expense for 2026 Notes	$326	$415
Contractual interest expense for 2028 Notes	5,625	5,625
Amortization of debt issuance costs and discount for 2026 Notes	235	296
Amortization of debt issuance costs and discount for 2028 Notes	5,137	4,322
	$11,323	$10,658

The effective interest rates for the 2026 Notes and 2028 Notes are 1.3% and 17.9%, respectively.
For the three months ended March 31, 2025 and 2024, we capitalized $0.1 million and $0.1 million, respectively, of interest expense on the 2028 Notes related to internally developed software projects.
During 2024, we repurchased a total of $51.2 million aggregate principal amount of our 2026 Notes, including $8.0 million in the first quarter for $3.0 million, and $43.2 million through the rest of the year for $20.2 million, representing 45.3% of par value, in total. We recognized a total gain on extinguishment of debt in 2024 of $27.4 million, of which $4.9 million was recognized in the first quarter of 2024.

Note 10. Stockholders' Equity and Warrants
Common Shares Outstanding and Common Stock Equivalents
The following table shows the number of our common shares that could be issued for each component of our capital structure.

		March 31, 2025	December 31, 2024
Outstanding common shares	(1)	120,149	119,770

Common shares reserved for future issuance:
Private warrants		1,796	1,796
Stock options		3,140	3,181
Restricted and performance stock units and awards (Note 11)		12,882	14,119
2020 Equity Plan pool reserved for future issuance (Note 11)		13,668	7,698
Convertible senior notes, due 2026	(2)	6,950	6,950
Convertible senior notes, due 2028		13,332	13,332
Total shares of common stock outstanding and reserved for future issuance		171,917	166,846
______________________________________
(1)Includes 18.3 million shares of common stock held by the Reciprocal as of March 31, 2025.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 5 million potentially dilutive shares instead of the shares reported in this table as of March 31, 2025.

Warrants
There was no activity related to private warrants during the three months ended March 31, 2025 and 2024. As of March 31, 2025, and December 31, 2024, there were 1.8 million private warrants outstanding for common shares. The exercise price of these private warrants is $11.50, and they expire on December 23, 2025. The private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings and are included in “change in fair value of private warrant liability” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 6 for more information.

Note 11. Stock-Based Compensation
The following table summarizes the classification of stock-based compensation expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$34	$—
Selling and marketing	$303	$694
Product and technology	692	1,095
General and administrative	3,881	3,579
Total stock-based compensation expense	$4,910	$5,368

Under our 2020 Stock Incentive Plan, employees, directors and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock awards, collectively referred to as “Equity Awards.” All Equity Awards granted in 2025 were to employees and directors.

The following table summarizes Equity Award activity for the three months ended March 31, 2025:

	Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2024	3,181	7,845	6,272
Granted	—	130	—
Vested	—	(374)	—
Exercised	(41)	—	—
Forfeited, canceled or expired	—	(108)	(883)
Balances as of March 31, 2025	3,140	7,493	5,389
The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2025, was $5.08.

Note 12. Reinsurance for the Reciprocal
2024 Program
As of April 1, 2024, our third-party quota share program consists of one combined program covering all business in all states and is placed at 27.5% of P&C losses. All programs are effective for the period April 1, 2024, through March 31, 2025, and are subject to certain limits and exclusions, which vary by participating reinsurer.
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
2025 Program
As of April 1, 2025, coverage for excess of loss catastrophe reinsurance starts at $25.0 million per occurrence up to a loss of $410.0 million. Additionally, the third party quota share reinsurance contracts start immediately at 7.5% of P&C losses, which includes catastrophe events. We also place reinstatement premium protection to cover any reinstatement premiums due on the second through fourth layers.
The Reciprocal’s third-party quota share program consists of one combined program covering all business in all states and is placed at 7.5% of P&C losses.
Reinsurance Impact
The effects of reinsurance on premiums written by the Reciprocal and earned for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$75,496	$102,380	$75,104	$108,588
Ceded premiums	(31,641)	(39,066)	(30,329)	(36,363)
Net premiums	$43,855	$63,314	$44,775	$72,225

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Direct losses and LAE	$44,692	$79,416
Ceded losses and LAE	(15,557)	(10,483)
Net losses and LAE	$29,135	$68,933

The detail of reinsurance balances due is as follows:

	March 31, 2025	December 31, 2024
Ceded unearned premium	$62,697	$64,571
Losses and LAE reserve	24,076	19,793
Reinsurance recoverable	7,208	7,111
Other	404	828
Reinsurance balance due	$94,385	$92,303

On January 19, 2024, we entered into a five-year business collaboration agreement with Aon Corp. and Aon Re, Inc. ("Aon"), resulting in payments to us of approximately $25 million in January 2024 and additional cash payments through the end of the contract term. Of the cash payments that we have or will receive through the end of the contract term, $8.7 million is non-refundable and was immediately recognized in other income, net, in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the remaining amount is potentially refundable to Aon if we breach the agreement, including if we directly or indirectly place reinsurance with brokers unaffiliated with Aon, subject to customary cure rights. The remaining amount is being recognized in other income, net, over the term of the agreement.

Note 13. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the three months ended March 31, 2025:

Reserve for unpaid losses and LAE at December 31, 2024	$67,785
Reinsurance recoverables on losses and LAE at December 31, 2024	(19,793)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2024	47,992
Add provisions (reductions) for losses and LAE occurring in:
Current year	24,887
Prior years	4,248
Net incurred losses and LAE during the current year	29,135
Deduct payments for losses and LAE occurring in:
Current year	(8,925)
Prior years	(20,467)
Net claim and LAE payments during the current year	(29,392)

Reserve for losses and LAE, net of reinsurance recoverables at March 31, 2025	47,735
Reinsurance recoverables on losses and LAE at March 31, 2025	(24,077)
Reserve for unpaid losses and LAE at March 31, 2025	$71,812

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $4.2 million for the three months ended March 31, 2025.

Note 14. Other Income (Expense), Net
The following table details the components of other income, net, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended March 31,
	2025	2024
Interest income	$418	$434
Gain on settlement of contingent consideration	—	14,930
Loss on sale of business	—	(5,244)
Recoveries of losses on reinsurance contracts	8,024	12,570
Other, net	(42)	(12)
Other income, net	$8,400	$22,678

Note 15. Income Taxes
Provision for income taxes for the three months ended March 31, 2025, and 2024, were $0.9 million and $0.2 million, respectively, and the effective tax rates for these periods were 19.5% and (1.4)%, respectively. The difference between our effective tax rates for the 2025 and 2024 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.
Our income tax provision for the three months ended March 31, 2025 includes the recognition of deferred federal income tax expense of $0.9 million which was recognized in conjunction with the formation of the Reciprocal and subsequent sale of HOA to the Reciprocal. The deferred tax expense associated with this event is driven by changes to our scheduled reversal of deferred tax liabilities and assets, which is a function of the underlying impact the event has on our Federal consolidated income tax filing group.

Note 16. Commitments and Contingencies
From time to time we are or may become subject to various legal proceedings arising in the ordinary course of business, including proceedings initiated by users, other entities, or regulatory bodies. Estimated liabilities are recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from a matter may differ from the amount of estimated liabilities we have recorded in the financial statements covering these matters. We review our estimates periodically and make adjustments to reflect negotiations, estimated settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter
Cases under Telephone Consumer Protection Act
Porch and/or an acquired entity, GoSmith.com, are party to a legal proceeding alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as thirteen separate mass tort actions brought by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. One of the actions was dismissed with prejudice and appealed to the Ninth Circuit Court of Appeals. While the appeal was pending, the remaining cases were consolidated in the United States District Court for the Western District of Washington, where Porch resides. On October 12, 2022, in a split decision, the Ninth Circuit Court of Appeals reversed. Following remand, that case was also consolidated with the Western District of Washington action. Plaintiffs then filed a motion for leave to file a second amended complaint, which was granted in part and denied in part. The Second Amended Complaint was filed in July 2023. In September 2023, Defendants filed a Motion to Strike the Second Amended Complaint; this motion was denied. Defendants then filed a Motion to Dismiss the Second Amended Complaint on February 15, 2024; that motion was granted in part on November 13, 2024. In its Order, the Court dismissed Plaintiff’s automated calling claims and transferred claims against two individual defendants (former officers of GoSmith.com) to Northern District of California to proceed separately. Plaintiffs were granted leave to amend their remaining claims.
In the Western District of Washington action, Plaintiffs filed a Third Amended Complaint on December 2, 2024, and subsequently a Fourth Amended Complaint, to correct errors in the prior amendment, on December 23, 2024. As a result of the dismissal and amendments, the total number of Plaintiffs remaining in the Western District of Washington action is 956. Defendants filed their Answer and Affirmative Defendants to the Fourth Amended Complaint on January 24, 2025. The parties’ filed a required Joint Status Report and Discovery Plan on December 18, 2024. Based thereon, the Court issued a Scheduling Order on February 3, 2025. Such Order opened discovery for the parties, authorized Defendants to issue a questionnaire to all Plaintiffs to gather information regarding whether Plaintiffs meet statutory criteria required to have standing under the relevant law at issue in the lawsuit, and set various procedural and other timelines for the case.
The Northern District of California action is proceeding against two individual Defendants. Upon transfer, all but six of the Plaintiffs dismissed their claims in the Northern District of California action. Defendants moved to stay the California litigation pending conclusion of the Washington matter; that motion is currently pending. An initial case management conference will be held on May 8, 2025.
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
Putative Wage and Hours Class Action Proceeding
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

Note 17. Net Income (Loss) Attributable To Porch Per Share
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

The following table summarizes the computation of basic and diluted net income (loss) attributable to Porch per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to Porch used to compute net income (loss) attributable to Porch per share - basic	$8,395	$(13,362)
Effect of dilutive securities	—	—
Net income (loss) attributable to Porch used to compute net income (loss) attributable to Porch per share - diluted	$8,395	$(13,362)
Denominator:
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - basic	101,703	97,512
Effect of dilutive securities:
Stock Options	1,516	—
RSUs	4,202	—
PRSUs	5,883	—
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - diluted	113,304	97,512

Net income (loss) attributable to Porch per share - basic	$0.08	$(0.14)
Net income (loss) attributable to Porch per share - diluted	$0.07	$(0.14)

The following table discloses securities that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented:

		Three Months Ended March 31,
		2025	2024
Stock options		305	3,382
Restricted stock units and awards		—	7,335
Performance restricted stock units		1,561	3,754
Private warrants		1,796	1,796
Convertible debt	(1)	20,282	22,011
______________________________________
(1)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 5 million potentially dilutive shares instead of the shares reported in this table as of March 31, 2025.

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
•the structure, availability, and performance of Porch Reciprocal Exchange (the “Reciprocal”)’s and Homeowners of America (“HOA”)’s reinsurance programs to protect against loss and maintain their financial stability ratings and a healthy surplus, the success of which are dependent on a number of factors outside management’s control;
•the possibility that a decline in our share price would result in a negative impact to the Reciprocal’s, surplus position and may require further financial support to enable the Reciprocal to meet applicable regulatory requirements and maintain financial stability rating;
•uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, acquisitions of businesses, or strategic initiative, and other matters within the purview of insurance regulators (including the discount associated with the shares contributed to HOA that were subsequently transferred to the Reciprocal in connection with the closing of the sale of HOA to the Reciprocal);
•the ability of the Company and its affiliates to successfully operate and manage the Reciprocal and our ability to successfully operate our businesses alongside a reciprocal exchange;

•our ability to implement our plans, forecasts and other expectations with respect to the Reciprocal and to realize expected synergies and/or convert policyholders from our existing insurance carrier business into policyholders of the Reciprocal;

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

•costs related to being a public company; and
•other risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2024, as well as those discussed elsewhere in this report and in subsequent reports filed with the Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s website at www.sec.gov.
We caution you that the foregoing list may not contain all the risks to forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described above and elsewhere in this Quarterly Report on Form 10-Q. We disclaim any obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Business Overview
Porch Group, Inc., (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company. We differentiate and look to win in the massive and growing homeowners insurance opportunity by:
•Utilizing our unique property data, with insights into more than 90% of United States (“U.S.”) homebuyers and properties, to enhance our property risk assessment creates advantages in pricing and underwriting decisions for the policyholder-owned Porch Reciprocal Exchange (the “Reciprocal”) we manage. This enables the Reciprocal to attract lower-risk properties and appropriately price higher-risks, in turn supporting growth of profitable premium and thus more management fees for our insurance services business.
•Aiming to be the best homeowners insurance partner for homebuyers by helping with more than just insurance. We provide moving services and offer both a full moving concierge and the Porch app. We help make moving easier and assist with important services such as insurance, moving, warranty, security, TV/Internet, and more.
•Providing more protection for the home by including home warranty alongside homeowners insurance. We are able to fill the gaps of protection for consumers, minimize surprises, and deepen our relationships and value proposition.
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 24 thousand companies who utilize our software. These companies are from industries key to the home-buying transaction, such as home inspectors, title companies, and mortgage companies.
Beginning in January 2025, we operate under four reportable segments that are also our operating segments. Three of these segments are owned by Porch Group — Insurance Services, Software & Data, and Consumer Services. We collectively call these three segments, along with corporate functions, the “Porch Shareholder Interest.” Our fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch Group and, at this time, is consolidated for reporting purposes as described in the basis of presentation section in Note 1 of the unaudited Notes to Condensed Consolidated Financial Statements.
Insurance Services — Our Insurance Services segment manages and operates the Reciprocal, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines in exchange for commissions and fees. The Insurance Services segment also holds the surplus notes issued by the Reciprocal and includes our captive reinsurer which provides non-catastrophic weather reinsurance support to improve capital efficiency for the Reciprocal.
Software & Data — Our Software & Data segment provides, on a subscription and predominantly transactional basis, software to inspection, mortgage, title, and roofing companies and data products to insurance and other types of companies. This segment includes several strategically important businesses, including home inspection software, title and mortgage software, Home Factors (our unique property insights product), and mover marketing products.
Consumer Services — Our Consumer Services segment provides warranty products through Porch Warranty and other warranty brands to protect the whole home. Our Consumer Services segment also provides moving related services such as movers, TV/Internet, and security.

Reciprocal Segment — The Reciprocal Segment includes HOA and its parent, Porch Reciprocal Exchange, which is a member-owned reciprocal exchange, owned by policyholder members rather than Porch Group, Inc. The Reciprocal Segment provides consumers with insurance to protect their homes, earning revenue primarily through premiums collected on policies.
The financial information herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, contained in our Annual Report on Form 10-K for the year ended December 31, 2024, and the unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. Unless otherwise noted herein, all numbers are in thousands, except per share amounts.

Recent Developments
Reciprocal
On January 1, 2025, we completed the formation of the Reciprocal. In connection with the formation, we completed the sale of our homeowners insurance carrier, HOA, to the Reciprocal for a purchase price equal to HOA’s estimated surplus at December 31, 2024, of approximately $105 million, less $58 million of principal and unpaid interest under a surplus note issued by HOA to Porch in 2023. The purchase price was financed by a surplus note issued by the Reciprocal to Porch, bringing the total surplus notes held by Porch to approximately $106 million. Following the sale, HOA became a wholly owned subsidiary of the Reciprocal and, as part of the transaction, subsequently transferred certain economics to the Reciprocal following TDI approval, including the 18.3 million Porch shares held by HOA. Porch will manage and operate the Reciprocal, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines. In addition, Porch will maintain the Reciprocal’s books and records and be responsible for its accounting and financial reporting. In exchange for these services, Porch will receive commissions and fees. The Reciprocal will pay all claims and claims adjustment expenses, reinsurance costs, agency commissions, and taxes and license fees.
New Segments
Beginning in January 2025, there was a change in internal reporting provided to the Chief Operating Decision Maker (“CODM”) and a change in the lens through which the CODM makes decisions and allocates resources. As a result, our reportable segments, that are also our operating segments, changed from Vertical Software and Insurance prior to 2025 to Insurance Services, Software & Data, Consumer Services, and the Reciprocal Segment. Management references the Insurance Services, Software & Data, and Consumer Services segments, together with corporate expenses, as “Porch Shareholder Interest.” Our fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch Group and is consolidated for reporting purposes.
The changes in reporting were driven by how the CODM views our target customer (e.g. primarily total premium in Insurance Services, primarily businesses in Software & Data, and primarily direct consumers in Consumer Services) and by the shift to a reciprocal exchange model where we are the manager rather than the owner.

Results of Operations

Key Factors Affecting Operating Results
The following key factors affected our operating results in the three months ended March 31, 2025:
•On January 1, 2025, we completed the formation of the Reciprocal and sold HOA into the Reciprocal; Porch Group now holds $106 million of surplus notes due from the Reciprocal which pay interest of 9.75% plus SOFR.
•In Insurance Services, new business premiums are performing well.
•In Software and Data, Rynoh implemented a 20% price increase, in line with the strategic pricing goals.
•In Consumer Services, new services were launched including packing services for movers and new warranties for homeowners.

Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024
Consolidated Results

		Three Months Ended March 31,
		2025	2024	$ Change	% Change

		(dollar amounts in thousands)
Revenue		$104,745	$115,443	$(10,698)	(9)%
Operating expenses:
Cost of revenue		39,297	78,366	(39,069)	(50)%
Selling and marketing		29,516	33,948	(4,432)	(13)%
Product and technology		13,201	12,292	909	7%
General and administrative		23,997	25,505	(1,508)	(6)%
Total operating expenses		106,011	150,111	(44,100)	(29)%
Operating loss		(1,266)	(34,668)	33,402	(96)%
Other income (expense):
Interest expense		(11,246)	(10,787)	(459)	4%
Change in fair value of private warrant liability		(732)	(425)	(307)	72%
Change in fair value of derivatives		6,673	1,483	5,190	350%
Gain on extinguishment of debt		—	4,891	(4,891)	(100)%
Investment income and realized gains and losses, net of investment expenses		2,810	3,644	(834)	(23)%
Other income, net		8,400	22,678	(14,278)	(63)%
Total other income		5,905	21,484	(15,579)	(73)%
Income (loss) before income taxes		4,639	(13,184)	17,823	(135)%
Income tax provision		(903)	(178)	(725)	407%
Net income (loss)		3,736	(13,362)	17,098	(128)%
Less: Net loss attributable to the Reciprocal		(4,659)	—	(4,659)	N/A
Net income (loss) attributable to Porch		$8,395	$(13,362)	$21,757	(163)%

Net income (loss)		$3,736	$(13,362)	$17,098	(128)%
Net loss (income) attributable to the Reciprocal		4,659	—	4,659	N/A
Interest expense		11,195	10,787	408	4%
Income tax provision		14	178	(164)	(92)%
Depreciation and amortization		5,024	6,317	(1,293)	(20)%
Gain on extinguishment of debt		—	(4,891)	4,891	(100)%
Other income, net		(7,162)	(21,502)	14,340	(67)%
Stock-based compensation expense		4,910	5,368	(458)	(9)%
Mark-to-market gains		(5,969)	(7)	(5,962)	85,171%
Restructuring costs		319	157	162	103%
Acquisition and other transaction costs		135	167	(32)	(19)%
Adjusted EBITDA (Loss)	(1)	$16,861	$(16,788)	$33,649	(200)%
Adjusted EBITDA (Loss) Margin	(1)	16%	(15)%
______________________________________
(1)Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) Margin are non-GAAP measures. See Non-GAAP Financial Measures section for definitions.

Revenue. Total consolidated revenue including the Reciprocal decreased by $10.7 million, or 9%, from $115.4 million in the three months ended March 31, 2024, to $104.7 million in the three months ended March 31, 2025. The decrease in revenue was primarily a result of higher reinsurance ceding under the 2024 reinsurance program that began on April 1, 2024. Revenue related to the Porch Shareholder Interest was $84.5 million in the three months ended March 31, 2025, as detailed in the following table.
Cost of revenue. Total consolidated cost of revenue including the Reciprocal decreased by $39.1 million, or 50%, from $78.4 million in the three months ended March 31, 2024, to $39.3 million in the three months ended March 31, 2025. The decrease was primarily the result of higher reinsurance ceding under the 2024 reinsurance program and a reduction in weather related claims. As a percentage of revenue, cost of revenue represented 38% of revenue in the three months ended March 31, 2025, compared with 68% in the three months ended March 31, 2024. Cost of revenue typically exhibits seasonal trends, with lower costs in the first and fourth quarters and higher costs in the second and third quarters, primarily due to increased frequency and severity of weather-related events and timing of insurance-related expenses. However, there were weather events in the first quarter of 2024 that were inconsistent wit historical seasonal trends. Cost of revenue related to Porch Shareholder Interest was $15.5 million in the three months ended March 31, 2025, as detailed in the table below. Porch Shareholder Interest Cost of Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal decreased by $4.4 million, or 13%, from $33.9 million in the three months ended March 31, 2024, to $29.5 million in the three months ended March 31, 2025. The decrease is primarily driven by a reduction in the amortization of deferred policy acquisition costs, reflecting a shift away from policies written under historically higher commission rates. As a percentage of revenue, selling and marketing expenses represented 28% of revenue in the three months ended March 31, 2025 compared with 29% in the three months ended March 31, 2024. Selling and marketing expense related to Porch Shareholder Interest was $32.9 million in the three months ended March 31, 2025, as detailed in the table below. Porch Shareholder Interest Selling and Marketing is a non-GAAP measure. See Non-GAAP Financial Measures section for definition
General and administrative. Total consolidated general and administrative expenses including the Reciprocal decreased by $1.5 million, or 6%, from $25.5 million in three months ended March 31, 2024, to $24.0 million in the three months ended March 31, 2025, primarily due to a $1.1 million non-cash loss on revaluation of contingent considerations during the three months ended March 31, 2024. General and administrative expenses related to Porch Shareholder Interest were $22.9 million in the three months ended March 31, 2025, as detailed in the table below. Porch Shareholder Interest General and Administrative is a non-GAAP measure. See Non-GAAP Financial Measures section for definition
Change in fair value of derivatives. The fair value of the derivative liability increased more in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The value is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements. The change in fair value of derivatives related entirely to Porch Shareholder Interest.
Gain on extinguishment of debt. In connection with the repurchase of a portion of the 2026 Notes, we recognized a $4.9 million gain on extinguishment of debt during the three months ended March 31, 2024. There was no corresponding debt extinguishment during the three months ended March 31, 2025. See Note 9 in the notes to the unaudited condensed consolidated financial statements. The gain on extinguishment of debt related entirely to Porch Shareholder Interest.
Other income, net. Total consolidated other income, net, including the Reciprocal decreased by $14.3 million from $22.7 million in the three months ended March 31, 2024, to $8.4 million in the three months ended March 31, 2025. The decrease is primarily driven by a $14.9 million gain on settlement of contingent consideration and $5.2 million loss on sale of our EIG business, both of which occurred during the three months ended March 31, 2024, with no comparable events during the three months ended March 31, 2025. Additionally, recoveries on reinsurance contracts were approximately $4.5 million lower in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Other income, net, related to Porch Shareholder Interest was $7.2 million in the three months ended March 31, 2025, as detailed table below. Porch Shareholder Interest Other Income is a non-GAAP measure. See Non-GAAP Financial Measures section for definition
Adjusted EBITDA (Loss). Adjusted EBITDA (Loss) for the three months ended March 31, 2025, was $16.9 million, a $33.6 million improvement from Adjusted EBITDA (Loss) of $(16.8) million for the same period in 2024. The improvement in Adjusted EBITDA (Loss) for the first quarter of 2025 was primarily driven by the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees and a reduction in weather-related claims. Our Insurance Services segment benefited from the receipt of management fees from the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Corporate costs also declined due to less reliance on third party consultants, centralizing administrative functions, and shifting hiring to target lower-cost locations.. Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

The following tables summarize operating results of our four segments as well as corporate expenses and eliminations.

	Three Months Ended March 31, 2025
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Porch Shareholder Interest Subtotal (2)	Reciprocal Segment	Eliminations Related to Reciprocal Segment (3)	Consolidated
Revenue	$49,806	$21,999	$14,721	$—	$(1,980)	$84,546	$39,938	$(19,739)	$104,745
Cost of revenue	7,481	5,506	2,490	—	(5)	15,472	26,249	(2,424)	39,297
Gross Profit	42,325	16,493	12,231	—	(1,975)	69,074	13,689	(17,315)	65,448
Gross Margin	85%	75%	83%	—%	100%	82%	34%	88%	62%

Less: Operating expenses:
Selling and marketing	15,527	9,169	9,798	408	(1,975)	32,927	7,411	(10,822)	29,516
Product and technology	2,451	4,288	1,131	4,196	—	12,066	1,135	—	13,201
General and administrative	4,377	2,508	3,301	12,701	—	22,887	7,603	(6,493)	23,997
Operating income (loss)				(17,305)	—	1,194	(2,460)	—	(1,266)
Other expense (income)	(4,994)	(9)	(93)	(2,119)	—	(7,215)	1,310	—	(5,905)
Income (loss) before income taxes				(15,186)	—	8,409	(3,770)	—	4,639
Income tax benefit (provision)				(14)	—	(14)	(889)	—	(903)
Net income (loss)				$(15,200)	$—	$8,395	$(4,659)	$—	3,736
Less: Net loss attributable to the Reciprocal									(4,659)
Net income attributable to Porch									$8,395

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(15,200)		$8,395			$3,736
Less Reconciling items:
Net loss attributable to the Reciprocal						—			(4,659)
Depreciation and amortization	(91)	(3,479)	(885)	(569)	—	(5,024)			(5,024)
Stock-based compensation expense	(679)	(556)	(388)	(3,287)	—	(4,910)			(4,910)
Interest expense	—	(2)	—	(11,193)	—	(11,195)			(11,195)
Income tax provision	—	—	—	(14)	—	(14)			(14)
Mark-to-market gains (losses)	—	—	28	5,941	—	5,969			5,969
Recoveries of Losses on Reinsurance Contracts	—	—	—	7,100	—	7,100			7,100
Other gains and losses	(75)	3	9	(329)	—	(392)			(392)
Adjusted EBITDA (Loss) (4)	$25,809	$4,571	$(670)	$(12,849)		$16,861			$16,861
______________________________________
(1)The “Eliminations” column represents eliminations of transactions between the Insurance Services segment, Software & Data segment, Consumer Services segment, and Corporate column.
(2)The “Porch Shareholder Interest Subtotal” column includes non-GAAP measures that are used by management to evaluate performance. Porch Shareholder Interest includes the Insurance Services, Software & Data, and Consumer Services segments as well as Corporate expenses and applicable intercompany eliminations. See Non-GAAP Financial Measures section.
(3)The “Eliminations Related to Reciprocal Segment” column represents eliminations of transactions between the Reciprocal Segment and other segments or Corporate.
(4)Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

	Three Months Ended March 31, 2024
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Subtotal	Reciprocal Segment	Eliminations Related to Reciprocal Segment (2)	Consolidated
Revenue	$47,359	$21,134	$16,186	$—	$(263)	$84,416	$47,495	$(16,468)	$115,443
Cost of revenue	25,409	5,654	3,533	—	(18)	34,578	46,607	(2,819)	78,366
Gross Profit	21,950	15,480	12,653	—	(245)	49,838	888	(13,649)	37,077
Gross Margin	46%	73%	78%	—%	93%	59%	2%	83%	32%

Less: Operating expenses:
Selling and marketing	16,018	10,002	8,377	647	(245)	34,799	12,798	(13,649)	33,948
Product and technology	362	4,215	927	5,320	—	10,824	1,468	—	12,292
General and administrative	1,643	4,538	3,599	13,470	—	23,250	2,255	—	25,505
Operating income (loss)				(19,437)	—	(19,035)	(15,633)	—	(34,668)
Other expense (income)	(10,313)	(14,917)	(160)	4,795	—	(20,595)	(889)	—	(21,484)
Income (loss) before income taxes				(24,232)	—	1,560	(14,744)	—	(13,184)
Income tax benefit (provision)				(178)	—	(178)	—	—	(178)
Net income (loss)				$(24,410)	$—	$1,382	$(14,744)	$—	$(13,362)

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(24,410)		$1,382			$(13,362)
Less: Reconciling items:
Depreciation and amortization	(993)	(3,792)	(1,091)	(434)	—	(6,310)	(7)	—	(6,317)
Stock-based compensation expense	(343)	(1,072)	(500)	(3,453)	—	(5,368)	—	—	(5,368)
Gain (loss) on extinguishment of debt	—	—	—	4,891	—	4,891	—	—	4,891
Interest expense	—	(8)	(11)	(10,573)	—	(10,592)	(2,035)	1,840	(10,787)
Income tax provision	—	—	—	(178)	—	(178)	—	—	(178)
Mark-to-market gains (losses)	—	(909)	(142)	1,058	—	7	—	—	7
Recoveries of Losses on Reinsurance Contracts	8,664	—	—	2,981	—	11,645	—	—	11,645
Other gains and losses	(3)	14,869	171	(3,675)	—	11,362	11	(1,840)	9,533
Adjusted EBITDA (Loss) (3)	$6,915	$2,554	$1,483	$(15,027)		$(4,075)			$(16,788)
______________________________________
(1)The “Eliminations” column represents eliminations of transactions between the Insurance Services segment, Software & Data segment, Consumer Services segment, and Corporate column.
(2)The “Eliminations Related to Reciprocal Segment” column represents eliminations of transactions between the Reciprocal Segment and other segments or Corporate.
(3)Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Porch Shareholder Interest Results (Non-GAAP)
Effective January 1, 2025, Porch Group Inc. shareholders own three segments: Insurance Services, Software & Data, and Consumer Services. Together, these segments—offset by corporate expenses—comprise what we refer to as the “Porch Shareholder Interest.” These segments contribute to Net Income Attributable to Porch and are what is expected to generate cash for Porch shareholders. Comparative period amounts in the following table include only the Insurance Services, Software & Data, and Consumer Services segments as well as corporate expenses. Certain amounts presented in the following table are non-GAAP measures and are reconciled to the nearest GAAP measure in the earlier “Consolidated Results” section.

		Three Months Ended March 31,
		2025	2024	Change
Porch Shareholder Interest Revenue	(1)	$84,546	$84,416	$130
Porch Shareholder Interest Gross Profit	(1)	69,074	49,838	19,236
Porch Shareholder Interest Adjusted EBITDA (Loss)	(1)	16,861	(4,075)	20,936
______________________________________
(1)Porch Shareholder Interest Revenue, Gross Profit, and Adjusted EBITDA (Loss) are non-GAAP measures. For the three months ended March 31, 2025, Porch Shareholder Interest Adjusted EBITDA (Loss) is equivalent to total Adjusted EBITDA (Loss) for consolidated Porch, as Porch Group no longer owns HOA following its sale to the Reciprocal on January 1, 2025. See Non-GAAP Financial Measures section.

For the three months ended March 31, 2025, revenue for Porch Shareholder Interest increased $0.1 million when compared to the same segments in the prior year period. The increase was primarily due to the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as Porch acts as its manager. This increase was partially offset by an increase in the average coverage period of our warranty products, resulting in revenue being recognized over a longer timeframe, and strategic shift to lower revenue, higher profit services in our moving businesses.
Porch Shareholder Interest Gross Profit improved by $19.2 million for the three months ended March 31, 2025, when compared to the prior year period. This improvement is primarily due to the increase in revenue and a reduction in weather-related claims. Porch Shareholder Interest Gross Profit is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Porch Shareholder Interest Adjusted EBITDA (Loss) improved by $20.9 million for the three months ended March 31, 2025, compared to the prior year period. The improvement was primarily driven by the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees and a reduction in weather-related claims. Our Insurance Services segment benefited from the receipt of management fees from the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Corporate costs also declined due to lower professional fees, reduced reliance on third-party consultants, and strong cost control. Porch Shareholder Interest Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Three Months Ended March 31,
		2025	2024	Change
Revenue		$49,806	$47,359	$2,447
Adjusted EBITDA	(1)	$25,809	$6,915	$18,894
Reciprocal Written Premium (in millions)	(2)	$96.9	$—	N/A
Reciprocal Policies Written (in thousands)	(2)	36.1	—	N/A
Reciprocal Written Premium per Policy (unrounded)	(2)	$2,683	$—	N/A
______________________________________
(1)Insurance Services Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the three months ended March 31, 2025, Insurance Services segment revenue was $49.8 million. For the three months ended March 31, 2024, Insurance Services segment revenue was $47.4 million. The 5% increase in Insurance Services segment revenue was primarily driven by the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as Porch acts as its manager.
Our Insurance Services segment generates economics in several ways: management fees based on a percentage of Reciprocal Written Premium, policy fees based on the number of Reciprocal Policies Written, non-catastrophic weather quota share reinsurance to improve capital efficiency for the Reciprocal, lead fees from third-party insurance agencies, and interest from the surplus note due from the Reciprocal.
Insurance Services Adjusted EBITDA (Loss) was $25.8 million in the first quarter of 2025, which improved compared to prior year due to the various commissions and fees beginning January 1, 2025, including interest income from the surplus note due from the Reciprocal Segment.

SOFTWARE & DATA

		Three Months Ended March 31,
		2025	2024	Change
Revenue		$21,999	$21,134	$865
Adjusted EBITDA	(1)	$4,571	$2,554	$2,017
Average Number of Companies (in thousands)	(2)	24.1
Annualized Average Revenue per Company (unrounded)	(2)	$3,644
______________________________________
(1)Software & Data Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the three months ended March 31, 2025, Software & Data segment revenue was $22.0 million. For the three months ended March 31, 2024, Software & Data segment revenue was $21.1 million. Revenue was impacted by an increase in transaction volume of our Home Factors product and price increases of our title insurance software. These increase were partially offset by a decline in existing homes sales in the industry.
Software & Data Adjusted EBITDA (Loss) was $4.6 million in the first quarter of 2025, which improved compared to prior year due to strong cost control, including a reduction in workforce, lower professional fees, and lower rent expense from an expired lease.

CONSUMER SERVICES

		Three Months Ended March 31,
		2025	2024	Change
Revenue		$14,721	$16,186	$(1,465)
Adjusted EBITDA (Loss)	(1)	$(670)	$1,483	$(2,153)
Monetized Services (in thousands)	(2)	71.0
Average Revenue per Monetized Service (unrounded)	(2)	$207
______________________________________
(1)Consumer Services Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the three months ended March 31, 2025, Consumer Services segment revenue was $14.7 million. For the three months ended March 31, 2024, Consumer Services segment revenue was $16.2 million. The decrease in revenue was primarily driven by an increase in the average coverage period of our warranty products, resulting in revenue being recognized over a longer timeframe. The decrease in revenue was also driven by a strategic shift to lower revenue higher profit services in our moving businesses. This dynamic is demonstrated by the decrease in Average Revenue per Monetized Service.

Consumer Services Adjusted EBITDA (Loss) was $(0.7) million in the first quarter of 2025, which decreased compared to prior year’s positive results primarily driven by the decrease in monthly revenue resulting from a longer warranty coverage period. The new longer warranty is priced higher but results in a lower monthly rate. An increase in direct mail marketing expense for new warranty products also contributed to the change from prior year.

CORPORATE

		Three Months Ended March 31,
		2025	2024	Change
Selling and marketing		$408	$647	$(239)
Product and technology		4,196	5,320	(1,124)
General and administrative		12,701	13,470	(769)
Other		(4,456)	(4,410)	(46)
Adjusted EBITDA Loss	(1)	$12,849	$15,027	(2,178)
______________________________________
(1)Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Corporate expenses decreased for the three months ended March 31, 2025, compared to the the same period for 2024. The decrease was driven primarily by lower professional fees and reduced reliance on third-party consultants as well as strong cost control across the business. Our cost control measures included centralizing administrative functions and shifting hiring to target lower-cost locations.

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
Insurance Services
Reciprocal Written Premium — We define Reciprocal Written Premium as the total premium written by the Reciprocal for the face value of one year’s premium gross of cancellations and before deductions for reinsurance and ceding commissions in the period.
Reciprocal Policies Written — We define Reciprocal Policies Written as the number of new and renewal insurance policies written during the period by the Reciprocal Segment.
Reciprocal Written Premium per Policy Written — We define Reciprocal Written Premium per Policy Written as the Reciprocal Written Premium in the period divided by the Reciprocal Policies Written in the period.
Software & Data
Average Number of Companies — We define Average Number of Companies as the straight-line average of the number of companies as of the end of period compared with the beginning of period across all of our Software & Data segment. This only includes the number of companies in our Software & Data segment and no longer includes moving services companies nor insurance agencies which are included in Consumer Services and Insurance Services segments respectively.
Annualized Average Revenue per Company — We define Annualized Average Revenue per Company as the revenue generated across the Software & Data segment in the period over the Average Number of Companies in the period, which is then annualized (for example, for a given quarter, multiplied by 4).

Consumer Services
Monetized Services — We define Monetized Services as the total number of services from which we generated revenue, including, but not limited to, new and renewing warranty policies, completed moving jobs, sold security, TV/Internet or other home projects, measured over the period. This only includes services from Consumer Services segment and does not include insurance policies sold.
Average Revenue per Monetized Service — We define Average Revenue per Monetized Service as total Consumer Services segment revenue generated in the period over the number of Monetized Services.

Liquidity and Capital Resources
In our early years, we raised capital primarily through equity investments. As a publicly traded company, we have relied on convertible debt as our primary source of capital. As of March 31, 2025, we had $507.1 million of aggregate principal amount outstanding in convertible notes and promissory notes.
Based on our current operating and growth plan, management believes cash and cash equivalents and liquid investments at March 31, 2025, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
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
We incurred net losses historically, resulting in an accumulated deficit of $636.5 million at March 31, 2025, and $754.9 million at December 31, 2024. Our results of operations during the three months ended March 31, 2025, were favorable and reduced the accumulated deficit since December 31, 2024.
Porch Group, Inc. is a holding company that transacts the majority of its business through operating subsidiaries, including subsidiaries that are involved in providing reinsurance and management services for the Reciprocal which is an insurance carrier. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from our subsidiaries. The insurance industry is highly regulated, and insurance businesses are restricted by statute as to the amount of dividends they may pay without the prior approval of regulatory authorities.
Liquidity and Capital Resources of Porch Shareholder Interest
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments of Porch Shareholder Interest.

		March 31, 2025	December 31, 2024
Cash and cash equivalents of Porch Shareholder Interest		$65,899	$46,526
Short-term investments of Porch Shareholder Interest		4,510	1,613
Long-term investments of Porch Shareholder Interest		26,215	13,509
Unrestricted cash, cash equivalents, and investments of Porch Shareholder Interest		96,624	61,648
Restricted cash and cash equivalents of Porch Shareholder Interest	(1)	17,213	28,244
All cash, cash equivalents, investments, and restricted cash and cash equivalents of Porch Shareholder Interest		$113,837	$89,892
______________________________________
(1)Includes $9.2 million of treasury bills as of March 31, 2025, held as collateral for the benefit of the Reciprocal temporarily while in the process of converting to short-term investments. See Note 1 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of the nature of restrictions.

2026 Convertible Notes. As of March 31, 2025, outstanding principal was $173.8 million on our 0.75% Convertible Senior Notes due on September 15, 2026 (the “2026 Notes”). During 2024, we repurchased a total of $51.2 million aggregate principal amount of our 2026 Notes, including $8.0 million in the first quarter for $3.0 million, and $43.2 million through the rest of the year for $20.2 million, representing 45.3% of par value, in total. We recognized a total gain on extinguishment of debt in 2024 of $27.4 million, of which $4.9 million was recognized in the first quarter of 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “Conversion Rate”). The Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026. In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under certain circumstances described in our Annual Report for the year ended December 31, 2024.
2028 Convertible Notes. As of March 31, 2025, outstanding principal was $333.3 million on our 6.75% Senior Secured Convertible Notes due in 2028 (the “2028 Notes”). The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions. Additionally, if more than $30.0 million aggregate principal amount of 2026 Notes remain outstanding on June 14, 2026, the holders of the 2028 Notes have the right to require us to repurchase for cash on June 15, 2026, all or any portion of the 2028 Notes, in principal amounts of $1,000 or an integral multiple thereof, at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
Liquidity and Capital Resources of the Reciprocal (Consolidated VIE)
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments of the Reciprocal.

		March 31, 2025	December 31, 2024
Cash and cash equivalents of the Reciprocal		$81,890	$121,117
Short-term investments of the Reciprocal		681	22,485
Long-term investments of the Reciprocal		170,243	145,144
		252,814	288,746
Restricted cash and cash equivalents of the Reciprocal	(1)	1,005	895
		$253,819	$289,641
______________________________________
(1)See Note 1 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of the nature of restrictions.

Insurance companies in the United States are required by state law to maintain a minimum level of policyholder’s surplus. As of March 31, 2025, the Reciprocal’s total statutory surplus combined with non-admitted assets was $197.6 million. Insurance regulators in the states in which the Reciprocal operates have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of our reinsurance programs.
Cash Flow Information
The following table provides a summary of consolidated cash flow information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net cash provided by (used in) operating activities	$(11,178)	$8,465	$(19,643)	(232)%
Net cash provided by (used in) investing activities	(19,368)	12,697	(32,065)	(253)%
Net cash used in financing activities	(229)	(2,501)	2,272	(91)%
Change in cash, cash equivalents and restricted cash and cash equivalents	$(30,775)	$18,661	$(49,436)	(265)%

Operating Cash Flows
Net cash provided by (used in) operating activities was $(11.2) million for the three months ended March 31, 2025. Net cash used in operating activities was primarily driven by timing of changes in working capital, particularly ceded insurance premiums payable as settlement terms with reinsurance partners changed from quarterly to monthly.
Net cash provided by (used in) operating activities was $8.5 million for the three months ended March 31, 2024. Net cash provided by (used in) operating activities consists of primarily of cash flow from the non-recurring cash receipt of $25 million related to the Aon agreement (see Note 12 in the notes to the unaudited condensed consolidated financial statements) partially offset by the net loss of $13.4 million during the three months ended March 31, 2024.
Investing Cash Flows
Net cash provided by (used in) investing activities was $19.4 million for the three months ended March 31, 2025. Net cash provided by (used in) investing activities is primarily related to proceeds from maturities and sales of investments of $24.9 million offset by purchases of investments of $40.9 million and investments in developing internal-use software of $3.3 million.
Net cash provided by (used in) investing activities was $12.7 million for the three months ended March 31, 2024. Net cash provided by (used in) investing activities is primarily related to proceeds from sale of EIG of $10.3 million and maturities and sales of investments of $4.7 million offset by investments in developing internal-use software of $2.3 million.
Financing Cash Flows
Net cash used in financing activities was $(0.2) million for the three months ended March 31, 2025. Net cash used in financing activities is primarily related to a payment of a promissory note of $0.2 million.
Net cash used in financing activities was $2.5 million for the three months ended March 31, 2024. Net cash used by financing activities is primarily related to the repurchase of the 2026 Notes of $3.0 million.
Supplemental Cash Flow Information
The following table provides further detail of cash flows of Porch Group and cash flows of the Reciprocal Segment for the three months ended March 31, 2025.

	Consolidated	Reciprocal Segment	Eliminations	Porch Shareholder Interest (1)
Net cash provided by (used in) operating activities	$(11,178)	$(38,357)	$—	$27,179

Cash flows from investing activities:
Purchases of property and equipment and capitalized software development costs	(3,346)	(6)	—	(3,340)
Maturities, sales, (purchases) of investments, net	(16,022)	(754)	—	(15,268)
Issuance of surplus note to Reciprocal	—	—	46,813	(46,813)
Sale of HOA to the Reciprocal	—	(46,813)	—	46,813
Net cash provided by (used in) investing activities	(19,368)	(47,573)	46,813	(18,608)

Cash flows from financing activities:
Proceeds from surplus note with Porch	—	46,813	(46,813)	—
Repayments of principal	(150)	—	—	(150)
Other financing activities	(79)	—	—	(79)
Net cash provided by (used in) financing activities	(229)	46,813	(46,813)	(229)

Net change in cash and cash equivalents & restricted cash and cash equivalents	(30,775)	(39,117)	—	8,342
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	196,782	122,012	—	74,770
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$166,007	$82,895	$—	$83,112
______________________________________
(1)Porch Shareholder Interest net cash provided by or used in operating, investing, and financing activities are non-GAAP measures. See Non-GAAP Financial Measures section. This table reconciles these non-GAAP measures to the nearest GAAP measures in the “Consolidated” column.

Non-GAAP Financial Measures
This Quarterly Report includes non-GAAP financial measures, such as Adjusted EBITDA (Loss), Adjusted EBITDA (Loss) Margin, and certain amounts related to Porch Shareholder Interest.
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
Adjusted EBITDA (Loss)
We define Adjusted EBITDA (Loss) as net income (loss) adjusted for net income (loss) attributable to the Reciprocal; interest expense; income taxes; depreciation and amortization; gain or loss on extinguishment of debt; other expense

(income), net; impairments of intangible assets and goodwill; loss on reinsurance contract; impairments of property, equipment, and software; stock-based compensation expense; mark-to-market gains or losses recognized on changes in the value of contingent consideration arrangements, warrants, and derivatives; restructuring costs; acquisition and other transaction costs; and non-cash bonus expense. Adjusted EBITDA (Loss) Margin is defined as Adjusted EBITDA (Loss) divided by total revenue.
The following table reconciles Net income (loss) to Adjusted EBITDA (Loss) and Net income (loss) as a percentage of revenue to Adjusted EBITDA (Loss) Margin.

	Three Months Ended March 31,
	2025		2024
	Amount	Margin	Amount	Margin
Net income (loss)	$3,736	4%	$(13,362)	(12)%
Net loss (income) attributable to the Reciprocal	4,659	4%	—	—%
Interest expense	11,195	11%	10,787	9%
Income tax provision	14	—%	178	—%
Depreciation and amortization	5,024	5%	6,317	5%
Gain on extinguishment of debt	—	—%	(4,891)	(4)%
Other income, net	(7,162)	(7)%	(21,502)	(19)%
Stock-based compensation expense	4,910	5%	5,368	5%
Mark-to-market gains	(5,969)	(6)%	(7)	—%
Restructuring costs	319	—%	157	—%
Acquisition and other transaction costs	135	—%	167	—%
Adjusted EBITDA (Loss)	$16,861	16%	$(16,788)	(15)%

Revenue	$104,745	100%	$115,443	100%

Adjusted EBITDA (Loss) for each of our Insurance Services, Software & Data, and Consumer Services segments is a non-GAAP financial measure. The impact of corporate expenses on Adjusted EBITDA (Loss) is also a non-GAAP financial measure. Reconciliations of these non-GAAP financial measures to the nearest GAAP measure are included in the Consolidated Results section.

Porch Shareholder Interest
Certain amounts related to Porch Shareholder Interest are non-GAAP financial measures. We define Porch Shareholder Interest as the Insurance Services, Software & Data, and Consumer Services segments, together with corporate expenses.
The operating results of these segments comprise “Net income (loss) attributable to Porch” in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Reconciliations of the following non-GAAP financial measures to the nearest GAAP measure are included in the Consolidated Results section:
•Porch Shareholder Interest Adjusted EBITDA (Loss)
•Porch Shareholder Interest Cost of Revenue
•Porch Shareholder Interest Depreciation and Amortization
•Porch Shareholder Interest General and Administrative
•Porch Shareholder Interest Gross Margin
•Porch Shareholder Interest Gross Profit
•Porch Shareholder Interest Income (Loss) Before Income Taxes
•Porch Shareholder Interest Income Tax Benefit (Provision)
•Porch Shareholder Interest Interest Expense
•Porch Shareholder Interest Mark-to-Market Losses (Gains)

•Porch Shareholder Interest Operating Income (Loss)
•Porch Shareholder Interest Other Expense (Income)
•Porch Shareholder Interest Other Gains and Losses
•Porch Shareholder Interest Product and Technology
•Porch Shareholder Interest Revenue
•Porch Shareholder Interest Selling and Marketing
•Porch Shareholder Interest Stock-based Compensation Expense

Reconciliations of the following non-GAAP financial measures to the nearest GAAP measure are included in the Liquidity and Capital Resources section:
•Porch Shareholder Interest net cash provided by (used in) financing activities
•Porch Shareholder Interest net cash provided by (used in) investing activities
•Porch Shareholder Interest net cash provided by (used in) operating activities

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the 2024 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2024 Annual Report. There have been no material changes to these policies during the three months ended March 31, 2025.

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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2025, and December 31, 2024, we have interest-bearing debt of $507.1 million and $507.3 million, respectively. Our 0.75% convertible senior notes due in September 2026 (the “2026 Notes”) have a principal balance of $173.8 million as of March 31, 2025, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% senior secured convertible notes due in October 2028 (the “2028 Notes”) have a principal balance of $333.3 million as of March 31, 2025, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Interest expense includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details the interest expense recognized for both the 2026 and 2028 Notes:

	Three Months Ended March 31,
	2025	2024
Contractual interest expense for 2026 Notes	$326	$415
Contractual interest expense for 2028 Notes	5,625	5,625
Amortization of debt issuance costs and discount for 2026 Notes	235	296
Amortization of debt issuance costs and discount for 2028 Notes	5,137	4,322
	$11,323	$10,658
Because the coupon rates are fixed, interest expense on the 2026 Notes and the 2028 Notes will not change if market interest rates increase.

As of March 31, 2025, Porch has a $30.7 million portfolio of fixed income securities and an unrealized gain (loss) of $0.4 million while the Reciprocal has a $170.9 million portfolio of fixed income securities and an unrealized gain loss of $(3.1) million, as described in Note 5 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
As of March 31, 2025, accounts receivable balances were $12.2 million and $6.2 million for Porch and the Reciprocal, respectively, and reinsurance balance due for the Reciprocal was $94.4 million. These are not interest-bearing assets, and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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
Foreign Currency Risk
There was no material foreign currency risk for the three months ended March 31, 2025. Our activities to date have been conducted primarily in the United States.
Other Risks
We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks. As the AIF, our results of operations are tied to the growth and financial condition of the Reciprocal. If any events occur that impair the Reciprocal's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Reciprocal could find it more difficult to retain its existing business and attract new business. A decline in the business of the Reciprocal almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Reciprocal for net management fee and other reimbursements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of March 31, 2025.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation and legal proceedings.
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

Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Alan Pickerill, our Lead Independent Director, entered into a Rule 10b5-1 trading arrangement on March 13, 2025 (as such term is defined in Item 408(a) of Regulation S-K) (the “10b5-1 Plan”). The 10b5-1 Plan is scheduled to terminate on March 17, 2026, and covers the sale of up to an aggregate of 40,000 shares of the Company’s common stock to help satisfy tax obligations upon the vesting of shares received for service on the Board of Directors. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.
Rachel Lam, a member of our Board of Directors, entered into a 10b5-1 Plan on March 14, 2025. The 10b5-1 Plan is scheduled to terminate on March 16, 2026, and covers the sale of up to an aggregate of 50,000 shares of the Company’s common stock to help satisfy tax obligations upon the vesting of shares received for service on the Board of Directors. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.
No other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2025.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1+
Stock Purchase Agreement, dated January 1, 2025, by and between Homeowners of American Holding Corporation and Porch Insurance Reciprocal Exchange (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 7, 2025).

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
10.1
Attorney-in-Fact Agreement, dated January 2, 2025, by and between Porch Insurance Reciprocal Exchange and Porch Risk Management Services LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 7, 2025).

10.2#
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 8, 2025).

10.3#	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 8, 2025).
10.4#*	Form of Unrestricted Stock Unit Award Notice and Agreement
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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
#Indicates management contract or compensatory plan.
+Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 8, 2025

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)