Form 10-Q
period 2025-06-30
Porch Group, Inc.
filed 2025-08-05
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of August 1, 2025, was 122,581,095. This includes 18,312,208 shares of common stock held by Porch Reciprocal Exchange, the registrant’s affiliate. These shares held by our affiliate are considered treasury shares for GAAP accounting purposes and under Delaware law are not considered outstanding for quorum and are not entitled to vote or receive dividends.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

		June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents		$76,091	$167,643
Accounts receivable, net		12,226	19,106
Short-term investments		3,746	24,099
Reinsurance balance due		—	92,303
Prepaid expenses and other current assets		13,283	32,837
Restricted cash and cash equivalents		8,407	29,139
Total current assets		113,753	365,127
Property, equipment, and software, net		26,465	22,542
Goodwill		191,907	191,907
Long-term investments		29,228	158,652
Intangible assets, net		35,207	68,746
Other assets		6,965	6,994
Assets of Reciprocal:	(1)
Cash and cash equivalents, including restricted		103,395	—
Accounts receivable, net		6,150	—
Short-term investments		1,181	—
Reinsurance balance due		45,543	—
Prepaid expenses and other current assets		14,715	—
Intangible assets, net		25,245	—
Long-term investments		170,963	—
Total assets		$770,717	$813,968
______________________________________
(1)Porch Reciprocal Exchange (the “Reciprocal”) is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited) - Continued
(all numbers in thousands unless otherwise stated, except per share data)

		June 30, 2025	December 31, 2024
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable		$4,180	$4,538
Accrued expenses and other current liabilities		44,294	41,245
Deferred revenue		4,255	248,669
Refundable customer deposits		13,498	12,629
Current debt		—	150
Losses and loss adjustment expense reserves		—	67,785
Other insurance liabilities, current		—	39,140
Total current liabilities		66,227	414,156
Long-term debt		394,128	403,788
Other liabilities		17,690	39,249
Liabilities of Reciprocal:	(1)
Accounts payable and other current liabilities		2,847	—
Deferred revenue		193,098	—
Losses and loss adjustment expense reserves		68,067	—
Other insurance liabilities, current		29,958	—
Other liabilities		890	—
Total liabilities		772,905	857,193

Commitments and contingencies (Note 16)

Stockholders' deficit
Common stock, $0.0001 par value per share		10	10
Additional paid-in capital		604,333	717,066
Accumulated other comprehensive income (loss)		298	(5,446)
Accumulated deficit		(633,933)	(754,855)
Porch stockholders' deficit		(29,292)	(43,225)
Noncontrolling interest related to the Reciprocal		27,104	—
Total stockholders' deficit		(2,188)	(43,225)

Total liabilities and stockholders' deficit		$770,717	$813,968
______________________________________
(1)The Reciprocal is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(all numbers in thousands unless otherwise state, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$119,295	$110,844	$224,040	$226,287
Cost of revenue	43,422	94,046	82,719	172,412
Gross profit	75,873	16,798	141,321	53,875
Operating expenses:
Selling and marketing	26,858	33,197	56,374	67,145
Product and technology	13,076	12,927	26,277	25,219
General and administrative	30,890	23,153	54,887	48,658
Operating income (loss)	5,049	(52,479)	3,783	(87,147)
Other income (expense):
Interest expense	(12,056)	(10,326)	(23,302)	(21,113)
Change in fair value of private warrant liability	(2,878)	1,451	(3,610)	1,026
Change in fair value of derivatives	12,853	(8,207)	19,526	(6,724)
Gain on extinguishment of debt	34	—	34	4,891
Investment income and realized gains and losses, net of investment expenses	2,665	3,526	5,475	7,170
Other income, net	1,493	2,400	9,893	25,078
Total other income (expense)	2,111	(11,156)	8,016	10,328
Income (loss) before income taxes	7,160	(63,635)	11,799	(76,819)
Income tax benefit (provision)	1,087	(688)	184	(866)
Net income (loss)	8,247	(64,323)	11,983	(77,685)
Less: Net income attributable to the Reciprocal	5,668	—	1,009	—
Net income (loss) attributable to Porch	$2,579	$(64,323)	$10,974	$(77,685)

Earnings Per Share - Basic
Net income (loss) attributable to Porch per share - basic	$0.03	$(0.65)	$0.11	$(0.79)
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - basic	103,160	99,193	102,435	98,353

Earnings Per Share - Diluted
Net income (loss) attributable to Porch per share - diluted	$—	$(0.65)	$0.10	$(0.79)
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - diluted	131,679	99,193	114,741	98,353

Comprehensive Income
Net income (loss)	$8,247	$(64,323)	$11,983	$(77,685)
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	1,081	(208)	3,691	(1,038)
Comprehensive income (loss)	9,328	(64,531)	15,674	(78,723)
Less: Comprehensive income attributable to the Reciprocal	6,735	—	4,458	—
Comprehensive income (loss) attributable to Porch	$2,593	$(64,531)	$11,216	$(78,723)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Noncontrolling Interest (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of March 31, 2025	101,837	(1)	$10	$583,800	$284	$(636,512)	$(52,418)	$20,369	$(32,049)
Net income	—		—	—	—	2,579	2,579	5,668	8,247
Other comprehensive income, net of tax	—		—	—	14	—	14	1,067	1,081
Issuance of convertible debt	—		—	13,400	—	—	13,400	—	13,400
Stock-based compensation	2,177		—	8,000	—	—	8,000	—	8,000
Exercise of stock options	119		—	513	—	—	513	—	513
Income tax withholdings	(226)		—	(1,380)	—	—	(1,380)	—	(1,380)
Balances as of June 30, 2025	103,907	(1)	$10	$604,333	$298	$(633,933)	$(29,292)	$27,104	$(2,188)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of March 31, 2024	97,869		$10	$696,240	$(4,690)	$(735,418)	$(43,858)	$—	$(43,858)
Net loss	—		—	—	—	(64,323)	(64,323)	—	(64,323)
Other comprehensive loss, net of tax	—		—	—	(208)	—	(208)	—	(208)
Stock-based compensation	2,305		—	7,105	—	—	7,105	—	7,105
Exercise of stock options	85		—	213	—	—	213	—	213
Income tax withholdings	(234)		—	(838)	—	—	(838)	—	(838)
Balances as of June 30, 2024	100,025	(2)	$10	$702,720	$(4,898)	$(799,741)	$(101,909)	$—	$(101,909)
______________________________________
(1)Excludes 18.3 million shares of common stock held by the Reciprocal as of March 31, 2025 and June 30, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of Homeowners of America (“HOA”) to the Reciprocal in the first quarter of 2025).
(2)Excludes 4.5 million shares of common stock held by HOA as of June 30, 2024.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements..

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) – Continued
(all numbers in thousands, except share amounts)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of December 31, 2024	101,458	(1)	$10	$717,066	$(5,446)	$(754,855)	$(43,225)	$—	$(43,225)
Net income	—		—	—	—	10,974	10,974	1,009	11,983
Other comprehensive income, net of tax	—		—	—	242	—	242	3,449	3,691
Issuance of convertible debt	—		—	13,400	—	—	13,400	—	13,400
Stock-based compensation	2,551		—	12,910	—	—	12,910	—	12,910
Formation of Reciprocal	—		—	(138,096)	5,502	109,948	(22,646)	22,646	—
Exercise of stock options	160		—	606	—	—	606	—	606
Income tax withholdings	(262)		—	(1,553)	—	—	(1,553)	—	(1,553)
Balances as of June 30, 2025	103,907	(2)	$10	$604,333	$298	$(633,933)	$(29,292)	$27,104	$(2,188)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of December 31, 2023	97,061		$10	690,223	$(3,860)	(722,056)	$(35,683)	$—	$(35,683)
Net loss	—		—	—	—	(77,685)	(77,685)	—	(77,685)
Other comprehensive loss, net of tax	—		—	—	(1,038)	—	(1,038)	—	(1,038)
Stock-based compensation	2,925		—	12,473	—	—	12,473	—	12,473
Exercise of stock options	328		—	1,027	—	—	1,027	—	1,027
Income tax withholdings	(289)		—	(1,003)	—	—	(1,003)	—	(1,003)
Balances as of June 30, 2024	100,025	(3)	$10	$702,720	$(4,898)	$(799,741)	$(101,909)	$—	$(101,909)
______________________________________
(1)Excludes 18.3 million shares of common stock held by HOA as of December 31, 2024.
(2)Excludes 18.3 million shares of common stock held by the Reciprocal as of June 30, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).
(3)Excludes 4.5 million shares of common stock held by HOA as of June 30, 2024.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements..

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$11,983	$(77,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	11,411	12,519
Provision for doubtful accounts	2,768	(481)
Gain on extinguishment of debt	(34)	(4,891)
Loss on divestiture of business	—	5,331
Change in fair value of private warrant liability	3,610	(1,026)
Change in fair value of derivatives	(19,526)	6,724
Stock-based compensation	12,910	12,473
Non-cash interest expense	17,515	17,313
Gain on settlement of contingent consideration	—	(14,930)
Other operating activities	(829)	(2,182)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(2,039)	(1,548)
Reinsurance balance due	46,760	(20,042)
Deferred policy acquisition costs	7,939	10,895
Accounts payable	(336)	(5,627)
Accrued expenses and other current liabilities	(4,440)	(7,827)
Losses and loss adjustment expense reserves	283	37,717
Other insurance liabilities, current	(9,182)	35,615
Deferred revenue	(51,528)	(25,693)
Refundable customer deposits	869	(3,594)
Other assets and liabilities, net	(3,743)	9,434
Net cash provided by (used in) operating activities	24,391	(17,505)
Cash flows from investing activities:
Purchases of property and equipment	(271)	(86)
Capitalized internal use software development costs	(6,756)	(5,458)
Purchases of short-term and long-term investments	(75,423)	(19,193)
Maturities, sales of short-term and long-term investments	57,181	22,631
Proceeds from sale of business	—	10,870
Net cash provided by (used in) investing activities	(25,269)	8,764
Cash flows from financing activities:
Proceeds from issuance of debt	51,000	—
Repayments of principal	(55,858)	(3,150)
Cash paid for debt issuance costs	(2,206)	—
Other financing activities	(947)	24
Net cash used in financing activities	(8,011)	(3,126)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(8,889)	$(11,867)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	196,782	297,232
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$187,893	$285,365

Supplemental schedule of non-cash investing and financing activities
Non-cash reduction of convertible notes, net	$14,514	$5,000
Non-cash reduction in advance funding arrangement obligations	$—	$94
Supplemental disclosures
Cash paid for interest	$12,021	$12,056
Income taxes paid	$349	$538
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements..

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
Porch Group, Inc., (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company. We differentiate and look to win in the massive and growing homeowners insurance opportunity by:
•Utilizing our unique property data to enhance our property risk assessment, which creates advantages in pricing and underwriting decisions for the policyholder-owned Porch Reciprocal Exchange (the “Reciprocal”) we manage. This enables the Reciprocal to attract lower-risk properties and appropriately price higher-risks, in turn supporting growth of profitable premium and thus more management fees for our insurance services business.
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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other interim period or future year due to various factors such as management estimates and the seasonal nature of some portions of our insurance business.
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
The Reciprocal has exposure and remains liable in the event of insolvency of its reinsurers. The Reciprocal and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. For our third-party quota share program which covers all business in all states and is placed at 7.5% of property and casualty losses (“P&C losses”), as of June 30, 2025, four reinsurers represented more than 10% individually, and 52% in the aggregate, of the total reinsurance balance due line item on the unaudited Condensed Consolidated Balance Sheets. There are currently no material receivables on the unaudited Condensed Consolidated Balance Sheets related to the Reciprocal’s excess of loss catastrophe program. See Note 12, Reinsurance for the Reciprocal, for more information.
Approximately 53% and 54% of consolidated revenue for the three and six months ended June 30, 2025, respectively, was derived from customers in Texas and could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of total consolidated revenue for the three and six months ended June 30, 2025 or 2024. As of June 30, 2025, and December 31, 2024, no individual customer accounted for 10% or more of total accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets.
As of June 30, 2025, we held approximately $175.2 million of cash with five U.S. commercial banks.
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

		June 30, 2025	December 31, 2024
Cash and cash equivalents of Porch	(1)	$76,091	$167,643
Restricted cash and cash equivalents of Porch		8,407	29,139
Cash and cash equivalents of the Reciprocal		102,376	—
Restricted cash and cash equivalents of the Reciprocal		1,019	—
Total cash, cash equivalents, and restricted cash and cash equivalents		$187,893	$196,782
______________________________________
(1)Balance as of December 31, 2024, includes $111.1 million cash and cash equivalents at HOA.

The following table provides the components of restricted cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets:

		June 30, 2025	December 31, 2024
Held as collateral by captive reinsurer for benefit of the Reciprocal	(1)	$343	$20,608
Pledged to state departments of insurance	(2)	—	895
Held for payment of possible warranty claims	(3)	7,064	6,636
Other		1,000	1,000
Restricted cash and cash equivalents		$8,407	$29,139
Restricted cash and cash equivalents of the Reciprocal:
Pledged to state departments of insurance	(2)	$1,019	$—
Restricted cash and cash equivalents		$9,426	$29,139
______________________________________
(1)Held by our captive reinsurance business as collateral for the benefit of the Reciprocal.
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.
(3)Required under regulatory guidelines in 23 states and 23 states as of June 30, 2025 and December 31, 2024, respectively.

Accounts Receivable
Accounts receivable for Porch consist principally of amounts due from enterprise customers and corporate partnerships, while accounts receivable for the Reciprocal consist of amounts due from individual policyholders. We estimate allowances for credit losses based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for credit losses. The allowance for credit losses, which relates entirely to Porch, was $1.8 million and $1.7 million as of June 30, 2025, and December 31, 2024, respectively. The Reciprocal had no allowance as of either date.
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
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DACs”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by our insurance company subsidiary of new or renewal insurance contracts. DACs are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DACs are also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DACs are periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DACs. Amortized deferred acquisition costs included in selling and marketing expense, amounted to $9.8 million and $10.0 million, for the three months ended June 30, 2025 and 2024, respectively, and $17.5 million and $23.1 million, for the six months ended June 30, 2025 and 2024, respectively.
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
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited Condensed Consolidated Balance Sheets. Other insurance liabilities were held by the Reciprocal as of June 30, 2025.

	June 30, 2025	December 31, 2024
Ceded reinsurance premiums payable	$7,366	$17,141
Commissions payable, reinsurers and agents	3,877	7,264
Advance premiums	15,829	8,865
Funds held under reinsurance treaty	1,648	5,284
General and accrued expenses payable	1,238	586
Other insurance liabilities, current	$29,958	$39,140

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (ASC Topic 805) and Consolidation (ASC Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which updates the guidance for determining the accounting acquirer in certain equity-based acquisitions of variable interest entities (“VIEs”). The guidance removes the presumption that the primary beneficiary is always the acquirer and instead requires the general guidance for identifying the acquirer under ASC Topic 805 to be applied. The guidance will first be effective in annual disclosures for the year ending December 31, 2027, and may be applied prospectively or retrospectively. Early adoption is permitted. We do not expect ASU 2025-03 to have a material impact on our consolidated financial statements or related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (ASC Topic 718) and Revenue from Contracts with Customers (ASC Topic 606), which clarifies the accounting for share-based payments granted to customers, including classification of performance conditions, treatment of forfeitures, and application of the variable consideration constraint. The guidance will first be effective in annual disclosures for the year ending December 31, 2027, and may be applied prospectively or retrospectively. Early adoption is permitted. We have not granted any share-based payments to customers. As such, we do not expect ASU 2025-04 to have a material impact on our consolidated financial statements or related disclosures.

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
The changes in reporting were driven by how the CODM views our target customer (e.g. primarily total premium in Insurance Services, primarily businesses in Software & Data, and primarily direct consumers in Consumer Services) and by the shift to a reciprocal exchange model where we are the manager rather than the owner. In connection with the formation of the Reciprocal on January 1, 2025, we sold our legacy homeowners insurance carrier, Homeowners of America (“HOA”), to the Reciprocal, shifting all premium and policyholders to the member-owned entity. As of January 1, 2025 the Reciprocal pays all claim costs, all reinsurance costs, and all agency commissions in addition to management fees to Porch. The Reciprocal is a VIE and represents a noncontrolling interest as discussed in Note 3, Variable Interest Entity.
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

		Three Months Ended June 30, 2025
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	67,390	24,013	17,650	—	55,409	(45,167)	119,295
Cost of revenue		9,526	5,846	2,414	—	23,896	1,740	43,422
Gross Profit		57,864	18,167	15,236	—	31,513	(46,907)	75,873

Significant expenses:
Selling and marketing		37,025	9,226	10,465	398	3,635	(33,891)	26,858
Product and technology		2,539	4,625	1,067	4,287	558	—	13,076
General and administrative		5,313	2,622	3,089	13,028	19,854	(13,016)	30,890
Other segment items:
Depreciation and amortization	(2)	(85)	(2,951)	(840)
Stock-based compensation expense	(2)	(1,039)	(897)	(437)
Interest income on intercompany surplus notes		(3,890)	—	—
Other gains and losses	(3)	(1,563)	—	—
Restructuring costs		(84)	—	(65)
Acquisition and other transaction costs		(9)	—	—
Adjusted EBITDA (Loss)		$19,657	$5,542	$1,957

Other income (expense):
Interest expense						(30)		(12,056)
Change in fair value of private warrant liability						—		(2,878)
Change in fair value of derivatives						—		12,853
Gain on extinguishment of debt						—		34
Investment income and realized gains and losses, net of investment expenses						2,221		2,665
Other income						—		1,493
Interest expense on intercompany surplus notes						(3,890)		—
Income tax expense (provision)						(99)		1,087
Net income						5,668		8,247
Net income attributable to the Reciprocal								5,668
Net income attributable to Porch								$2,579
______________________________________
(1)Revenue includes intersegment revenues of $60.6 million in Insurance Services (which includes fees and commissions paid by the Reciprocal to Insurance Services), $2.0 million in Software & Data, and $(17.5) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

		Three Months Ended June 30, 2024
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	34,080	23,173	18,858	—	48,739	(14,006)	110,844
Cost of revenue		19,459	5,846	3,790	—	69,071	(4,120)	94,046
Gross Profit		14,621	17,327	15,068	—	(20,332)	(9,886)	16,798

Significant expenses:
Selling and marketing		12,058	10,400	10,614	575	9,436	(9,886)	33,197
Product and technology		86	4,586	1,052	5,297	1,906	—	12,927
General and administrative		1,701	3,411	2,321	14,122	1,598	—	23,153
Other segment items:
Depreciation and amortization	(2)	(993)	(3,796)	(917)
Investment income and realized gains, net of investment expenses
Stock-based compensation expense	(2)	(392)	(1,271)	(561)
Change in fair value of contingent consideration		—	—	1,351
Restructuring costs		(9)	(39)	(161)
Other gains and losses	(3)	(1,668)	—	217
Adjusted EBITDA (Loss)		3,838	4,036	1,152

Other income (expense):
Interest expense						(1,716)		(10,326)
Change in fair value of private warrant liability						—		1,451
Change in fair value of derivatives						—		(8,207)
Investment income and realized gains and losses, net of investment expenses						2,793		3,526
Other income (expense)						—		2,400
Income tax benefit (expense)						—		(688)
Net loss						(32,195)		(64,323)
______________________________________
(1)Revenue includes intersegment revenues of $30.1 million in Insurance Services (which includes fees and commissions paid by the Reciprocal Segment to Insurance Services), $0.2 million in Software & Data, and $(16.3) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

		Six Months Ended June 30, 2025
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	117,196	46,012	32,371	—	95,347	(66,886)	224,040
Cost of revenue		17,007	11,352	4,904	—	50,145	(689)	82,719
Gross Profit		100,189	34,660	27,467	—	45,202	(66,197)	141,321

Significant expenses:
Selling and marketing		52,552	18,395	20,263	806	11,046	(46,688)	56,374
Product and technology		4,990	8,913	2,198	8,483	1,693	—	26,277
General and administrative		9,690	5,130	6,390	25,729	27,457	(19,509)	54,887
Other segment items:
Depreciation and amortization	(2)	(176)	(6,430)	(1,725)
Stock-based compensation expense	(2)	(1,718)	(1,453)	(825)
Interest income on intercompany surplus notes		(7,564)	—	—
Change in fair value of contingent consideration		—	—	28
Restructuring costs		(129)	(19)	(149)
Other gains and losses	(3)	(2,883)	—	—
Acquisition and other transaction costs		(39)	11	—
Adjusted EBITDA (Loss)		$45,466	$10,113	$1,287

Other income (expense):
Interest expense						(81)		(23,302)
Change in fair value of private warrant liability						—		(3,610)
Change in fair value of derivatives						—		19,526
Gain on extinguishment of debt						—		34
Investment income and realized gains and losses, net of investment expenses						4,636		5,475
Other income						—		9,893
Interest expense on intercompany surplus notes						(7,564)		—
Income tax expense (provision)						(988)		184
Net income						$1,009		11,983
Net income attributable to the Reciprocal								1,009
Net income attributable to Porch								$10,974
______________________________________
(1)Revenue includes intersegment revenues of $106.0 million in Insurance Services (which includes fees and commissions paid by the Reciprocal to Insurance Services), $4.0 million in Software & Data, and $(43.1) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

		Six Months Ended June 30, 2024
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	81,439	44,308	35,044	—	96,234	(30,738)	226,287
Cost of revenue		44,867	11,501	7,323	—	115,678	(6,957)	172,412
Gross Profit		36,572	32,807	27,721	—	(19,444)	(23,781)	53,875

Significant expenses:
Selling and marketing		28,077	20,402	18,991	1,223	22,233	(23,781)	67,145
Product and technology		448	8,801	1,979	10,617	3,374	—	25,219
General and administrative		3,344	7,948	5,921	27,591	3,854	—	48,658
Other segment items:
Depreciation and amortization	(2)	(1,985)	(7,586)	(2,009)
Stock-based compensation expense	(2)	(734)	(2,343)	(1,061)
Change in fair value of contingent consideration		—	(909)	1,209
Restructuring costs		(17)	(96)	(160)
Other gains and losses	(3)	(3,314)	—	216
Adjusted EBITDA (Loss)		$10,753	$6,590	$2,635

Other income (expense):
Interest expense						(3,751)		(21,113)
Change in fair value of private warrant liability						—		1,026
Change in fair value of derivatives						—		(6,724)
Gain on extinguishment of debt						—		4,891
Investment income and realized gains and losses, net of investment expenses						5,717		7,170
Other income (expense)						—		25,078
Income tax benefit (expense)						—		(866)
Net loss						$(46,939)		$(77,685)
______________________________________
(1)Revenue includes intersegment revenues of $74.2 million in Insurance Services, $0.5 million in Software & Data, and $(43.9) million revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

The following table presents a reconciliation of segment profitability measures to consolidated net income (loss).

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Segment Profitability Measures:
Insurance Services Adjusted EBITDA (Loss)		$19,657	$3,838	$45,466	$10,753
Software & Data Adjusted EBITDA (Loss)		5,542	4,036	10,113	6,590
Consumer Services Adjusted EBITDA (Loss)		1,957	1,152	1,287	2,635
Reciprocal Segment Net Income (loss)		5,668	(32,195)	1,009	$(46,939)
Subtotal		32,824	(23,169)	57,875	(26,961)
Reconciling items:
Corporate expenses		(11,526)	(12,230)	$(24,375)	$(27,257)
Interest expense		(12,026)	(10,451)	(23,221)	(21,043)
Income tax provision		1,186	(688)	1,172	(866)
Depreciation and amortization		(4,461)	(6,198)	(9,485)	(12,508)
Gain (loss) on extinguishment of debt		34	—	34	4,891
Other income, net		95	2,545	7,257	25,887
Stock-based compensation expense		(8,000)	(7,105)	(12,910)	(12,473)
Mark-to-market gains (losses)		9,975	(5,404)	15,944	(5,397)
Restructuring costs	(1)	187	(1,635)	(132)	(1,792)
Acquisition and other transaction costs		(41)	12	(176)	(166)
Net income (loss)		$8,247	$(64,323)	$11,983	$(77,685)
______________________________________
(1) Primarily consists of cost related to forming a reciprocal exchange.

The CODM does not review assets on a segment basis other than the assets of the Reciprocal Segment that are presented on the unaudited Condensed Consolidated Balance Sheets as required for VIE disclosure.
All of our revenue is generated in the United States except for an immaterial amount. As of June 30, 2025, and December 31, 2024, we did not have material assets located outside of the United States.

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
On January 1, 2025, we completed the formation of the Reciprocal, a Texas-domiciled reciprocal insurance exchange. In connection with the formation, we completed the sale of our legacy homeowners insurance carrier, HOA, to the Reciprocal. The purchase price was equal to HOA’s estimated surplus at December 31, 2024, of approximately $105 million, less $58 million, which is the $49 million principal plus $9 million of unpaid interest under a surplus note issued by HOA to Porch Group, Inc. in 2023. The completion of the sale brought the total surplus notes held by Porch to approximately $106 million. Following the sale, HOA became a wholly owned subsidiary of the Reciprocal. The $9 million of interest was paid in April 2025.
We formed a management company that acts as attorney-in-fact for the Reciprocal. The Reciprocal owns HOA and writes homeowners insurance policies that are sold to its subscribers. The establishment of the management company was completed in connection with the formation of the Reciprocal on January 1, 2025.

We consolidate the Reciprocal since (1) we have provided surplus notes to the Reciprocal and would absorb any expected losses that could potentially be significant to the Reciprocal, including through the interest associated with $106 million of surplus notes due to Porch from the Reciprocal and (2) we manage the business operations of the Reciprocal and therefore have the power to direct the activities that most significantly impact the economic performance of the Reciprocal. The Reciprocal’s anticipated economic performance is driven by its underwriting and investment results. We receive a management fee for the services provided to the Reciprocal. The management fee revenues are based upon all premiums written or assumed by the Reciprocal (including HOA).
The assets of the Reciprocal can be used only to settle the obligations of the Reciprocal for which creditors and other beneficial owners have no recourse to Porch. We have no obligation related to any underwriting and/or investment losses experienced by the Reciprocal. As of June 30, 2025, there were $106 million of surplus notes outstanding. The effects of the transactions between Porch and the Reciprocal are eliminated in consolidation to derive consolidated net income (loss). However, the management fee income earned is reported in net income (loss) attributable to Porch and is included in basic and diluted earnings per share.

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Transactional		$9,174	$9,504	15,562	$15,978
Recurring	(1) (2)	99,879	66,607	180,017	144,813
Intercompany revenue		(2,035)	(246)	(4,015)	(509)
		107,018	75,865	191,564	160,282
Insurance carrier	(2)	55,409	48,739	95,347	96,234
Intercompany revenue		(43,132)	(13,760)	(62,871)	(30,229)
Total revenue		$119,295	$110,844	$224,040	$226,287
______________________________________
(1)Revenue recognized during the three and six months ended June 30, 2025 and 2024, includes revenue that is accounted for in accordance with ASC Topic 460, Guarantees, separately from revenue from contracts with customers. Revenue accounted for under ASC Topic 460 was $8.3 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively, and $16.6 million and $18.8 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Revenue recognized during the three and six months ended June 30, 2025 and 2024, includes revenue that is accounted for in accordance with ASC Topic 944, Financial Services-Insurance, separately from the revenue from contracts with customers. Revenue accounted for under ASC Topic 944 was $72.9 million and $63.3 million for the three months ended June 30, 2025 and 2024, respectively, and $138.5 million and $137.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the six months ended June 30, 2025, is presented below:

Balance at December 31, 2024	$1,426
Estimated lifetime value of commissions on insurance policies sold by carriers	1,138
Cash receipts	(224)
Balance at June 30, 2025	$2,340

As of June 30, 2025, and December 31, 2024, $0.5 million and $0.2 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets. The remaining $1.9 million and $1.2 million of contract assets as of June 30, 2025, and December 31, 2024, respectively, are expected to be collected after the immediately following 12 months and were included in other assets on the unaudited Condensed Consolidated Balance Sheets.
Deferred Revenue
A summary of the activity impacting Software & Data segment deferred revenue balances during the six months ended June 30, 2025, is presented below:

Balance at December 31, 2024	$3,435
Revenue recognized	(8,284)
Additional amounts deferred	8,015
Balance at June 30, 2025	$3,166
Revenue recognized for performance obligations satisfied during the six months ended June 30, 2025, includes $3.4 million that was included in the deferred revenue balances as of December 31, 2024.
Deferred revenue on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, includes $193.1 million and $242.6 million, respectively, of deferred revenue related to the Reciprocal Segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited Condensed Consolidated Balance Sheets, is immaterial as of June 30, 2025, and December 31, 2024.
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
Warranty Revenue and Related Balance Sheet Disclosures
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. As of June 30, 2025 and December 31, 2024, we had $0.2 million and $0.3 million, respectively, of capitalized costs in prepaid expenses and other current assets. As of June 30, 2025 and December 31, 2024, we had $0.7 million and $1.0 million, respectively, in other assets on the unaudited Condensed Consolidated Balance Sheets.
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. The following table provides balances as of the dates shown.

		June 30, 2025	December 31, 2024
Refundable customer deposits		$13,229	$12,598
Deferred revenue		$1,089	$2,751
Non-current deferred revenue	(1)	$2,222	$2,433
____________________________________
(1)Non-current deferred revenue is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets.
For the three months ended June 30, 2025 and 2024, we incurred $0.9 million and $1.7 million, respectively, in expenses related to warranty claims. For the six months ended June 30, 2025 and 2024, we incurred $2.0 million and $3.3 million, respectively, in expenses related to warranty claims.

Note 5. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income, net of investment expenses	$2,681	$3,574	$5,519	$7,238
Realized gains on investments	181	26	256	40
Realized losses on investments	(197)	(74)	(300)	(108)
Investment income and realized gains and losses, net of investment expenses	$2,665	$3,526	$5,475	$7,170

Investments Held by Porch Group
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

		June 30, 2025
		Amortized Cost	Gross Unrealized		Fair Value
			Gains	Losses
U.S. Treasuries		$9,943	$88	$—	$10,031
Obligations of states, municipalities and political subdivisions		3,513	38	—	3,551
Corporate bonds		10,950	171	—	11,121
Residential and commercial mortgage-backed securities		8,184	89	(2)	8,271
Other loan-backed and structured securities		—	—	—	—
Total investment securities	(1)	$32,590	$386	$(2)	$32,974
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of HOA.

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$27,489	$34	$(421)	$27,102
Obligations of states, municipalities and political subdivisions	12,602	26	(756)	11,872
Corporate bonds	72,996	192	(2,292)	70,896
Residential and commercial mortgage-backed securities	62,721	85	(2,032)	60,774
Other loan-backed and structured securities	12,335	28	(256)	12,107
Total investment securities	$188,143	$365	$(5,757)	$182,751

The amortized cost and fair value of securities held by our captive reinsurance business at June 30, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		June 30, 2025
Remaining Time to Maturity		Amortized Cost	Fair Value
Due in one year or less		$3,098	$3,104
Due after one year through five years		16,138	16,348
Due after five years through ten years		5,170	5,251
Due after ten years		—	—
Residential and commercial mortgage-backed securities		8,184	8,271
Other loan-backed and structured securities		—	—
Total	(1)	$32,590	$32,974
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of HOA.
Securities held by our captive reinsurance business with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

		Less Than Twelve Months		Twelve Months or Greater		Total
As of June 30, 2025		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries		$—	$1,654	$—	$—	$—	$1,654
Obligations of states, municipalities and political subdivisions		—	—	—	—	—	—
Corporate bonds		—	200	—	—	—	200
Residential and commercial mortgage-backed securities		(2)	367	—	—	(2)	367
Other loan-backed and structured securities		—	—	—	—	—	—
Total securities	(1)	$(2)	$2,221	$—	$—	$(2)	$2,221
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of HOA.
At June 30, 2025, there were seven securities, held by our captive reinsurance business as collateral for the benefit of HOA, in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

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
Investments Held by the Reciprocal (Consolidated VIE)
The following table summarizes the amortized cost, fair value, and unrealized gains and losses of investment securities held by the Reciprocal.

	June 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$9,480	$65	$(227)	$9,318
Obligations of states, municipalities and political subdivisions	13,653	73	(471)	13,255
Corporate bonds	75,540	665	(1,227)	74,978
Residential and commercial mortgage-backed securities	60,469	301	(1,164)	59,606
Other loan-backed and structured securities	15,049	105	(167)	14,987
Total investment securities held by the consolidated VIE	$174,191	$1,209	$(3,256)	$172,144
The amortized cost and fair value of securities held by the Reciprocal at June 30, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$2,396	$2,333
Due after one year through five years	37,509	37,090
Due after five years through ten years	36,610	36,152
Due after ten years	22,158	21,976
Residential and commercial mortgage-backed securities	60,469	59,606
Other loan-backed and structured securities	15,049	14,987
Total	$174,191	$172,144

Securities held by the Reciprocal with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of June 30, 2025	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(188)	$4,432	$(39)	$124	$(227)	$4,556
Obligations of states, municipalities and political subdivisions	(387)	6,140	(84)	1,142	(471)	7,282
Corporate bonds	(1,083)	17,511	(144)	2,310	(1,227)	19,821
Residential and commercial mortgage-backed securities	(878)	28,875	(286)	2,041	(1,164)	30,916
Other loan-backed and structured securities	(162)	3,534	(5)	49	(167)	3,583
Total securities held by the consolidated VIE	$(2,698)	$60,492	$(558)	$5,666	$(3,256)	$66,158
At June 30, 2025, there were 327 securities in an unrealized loss position held by the Reciprocal. Of these securities, 57 had been in an unrealized loss position for 12 months or longer as of June 30, 2025.
We believe there were no fundamental issues, such as credit losses or other factors, with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at June 30, 2025.

Note 6. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurement as of June 30, 2025
		Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds		$343	$—	$—	$343
Debt securities:
U.S. Treasuries		10,031	—	—	10,031
Obligations of states, municipalities and political subdivisions		—	3,551	—	3,551
Corporate bonds		—	11,121	—	11,121
Residential and commercial mortgage-backed securities		—	8,271	—	8,271
Other loan-backed and structured securities		—	—	—	—
Asset of Reciprocal (a consolidated variable interest entity):
Money market mutual funds		15,097	—	—	15,097
Debt securities:
U.S. Treasuries		9,318	—	—	9,318
Obligations of states, municipalities and political subdivisions		—	13,255	—	13,255
Corporate bonds		—	74,978	—	74,978
Residential and commercial mortgage-backed securities		—	59,606	—	59,606
Other loan-backed and structured securities		—	14,987	—	14,987
		$34,789	$185,769	$—	$220,558
Liabilities
Contingent consideration - business combinations	(1)	$—	$—	$55	$55
Private warrant liability	(2)	—	—	4,070	4,070
Embedded derivatives	(3)	—	—	2,736	2,736
		$—	$—	$6,861	$6,861
______________________________________
(1)The liability for contingent considerations related to business combinations is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025.
(2)The private warranty liability is included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025.
(3)The embedded derivatives liability is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025.

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
Contingent Consideration – Business Combinations
On March 27, 2024, we entered into an agreement to settle a post-closing dispute related to a 2021 acquisition. As part of this agreement, the sellers agreed to terminate a contingent consideration obligation in full. We recognized a $14.9 million gain on settlement in first quarter 2024 other income, net, in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue of the contingent consideration through the maturity date of August 2026. As of June 30, 2025, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimates and the discount rate of 14%. As of December 31, 2024, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimates and the discount rate of 14%.
Private Warrants
We estimated the fair value of the private warrants that expire on December 23, 2025, using the Black-Scholes-Merton option pricing model. As of June 30, 2025, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 63%, remaining contractual term of 0.48 years, and stock price of $11.79. As of

December 31, 2024, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 67%, remaining contractual term of 0.98 years, and stock price of $4.92.
Embedded Derivatives
In connection with the issuance of senior secured convertible notes in April 2023 (the “2028 Notes”) and in accordance with Accounting Standards Codification 815-15, Derivatives and Hedging – Embedded Derivatives, (“ASC 815-15”) certain features of the 2028 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Repurchase option. This derivative had no value at June 30, 2025, because in May 2025 we reduced the outstanding principal of the 2026 Notes (see Note 9, Debt) to below the $30 million threshold described in this paragraph. If more than $30 million aggregate principal amount of the 2026 Notes were to remain outstanding on June 14, 2026, the 2028 Note holders would have the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes, in principal amounts of one thousand dollars or an integral number thereof, at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023, exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of June 30, 2025, our remaining Asset Sale Threshold was $9.1 million.
In connection with the issuance of senior unsecured convertible notes in May 2025 (the “2030 Notes,” see Note 9) and in accordance with ASC 815-15, certain features of the 2030 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Additional interest. If at any time after November 27, 2025 we fail to file all reports required under the Securities Exchange Act of 1934, as amended, (after giving effect to applicable grace periods and other than Form 8-Ks) during the preceding 12-month period, or the 2030 Notes are not otherwise freely tradable under Rule 144 other than with respect to holders that are affiliates, we will be required to pay additional interest at a rate of 0.50% per annum on the outstanding principal amount to noteholders for each day we are out of compliance with these requirements (the “Additional Interest”). The value of the Additional Interest derivative was $0 at the issuance date and $0 as of June 30, 2025.
•Participation feature. If the fair market value of a distribution (arising from a spin-off, distribution of capital stock, other asset or property distribution, or distribution of securities) made to stockholders is equal to or greater than the average of the last reported sale price of our common stock over the ten consecutive trading day period ending on, and including, the trading day immediately preceding the ex-dividend date for such distribution, then each holder of the 2030 Notes will directly receive, in respect of each $1,000 principal amount thereof, the same type and amount of property that they would have received if they had already converted their senior unsecured convertible notes into shares at the then-current conversion rate. This payment will be made at the same time and on the same terms as it is made to common stockholders. If the amount of any cash dividend per share is equal to or greater than the last reported sale price of our common stock immediately before the dividend, then the holders of the 2030 Notes are entitled to receive, for each $1,000 principal amount of notes, a cash payment (without needing to convert the notes) in the amount of cash they would have received as if they owned a number of shares of common stock equal to the number of 2030 Notes held multiplied by the conversion rate on the ex-dividend date for such cash dividend or distribution. The value of the participation feature derivative was $0 at the issuance date and $0 as of June 30, 2025.

The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a repurchase, a fundamental change, qualifying asset sales, maintaining compliance with SEC regulations relative to the notes, and certain distributions to shareholders, ranging from 0% to 58%.
Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2024		$83	$22,262	$460
Change in fair value, loss (gain) included in net loss	(1)	(28)	(19,526)	3,610
Fair value as of June 30, 2025		$55	$2,736	$4,070

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2023		$18,455	$28,131	$1,151
Settlements		(14,930)	—	—
Change in fair value, loss (gain) included in net loss	(1)	(300)	6,724	(1,026)
Fair value as of June 30, 2024		$3,225	$34,855	$125
______________________________________
(1)Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) operations. Changes in fair value of the private warrant liability and embedded derivatives are disclosed separately in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Fair Value of Fixed Rate Debt
As of June 30, 2025, and December 31, 2024, the fair value of the 2026 Notes (see Note 9) was $19.7 million and $137.7 million, respectively. As of June 30, 2025, and December 31, 2024, the fair value of the 2028 Notes (see Note 9) was $327.7 million and $278.3 million, respectively. As of June 30, 2025, the fair value of the 2030 Notes (see Note 9) was $168.5 million. The fair value of the other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 7. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	June 30, 2025	December 31, 2024
Software and computer equipment	$8,309	$8,051
Furniture, office equipment, and other	1,485	1,471
Internally developed software	42,138	35,096
Leasehold improvements	928	928
	52,860	45,546
Less: Accumulated depreciation and amortization	(26,395)	(23,004)
Property, equipment, and software, net	$26,465	$22,542

Depreciation and amortization expense related to property, equipment, and software was $1.5 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $3.1 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively.

Note 8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of June 30, 2025	Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	9.0	$61,574	$(29,121)	$32,453
Acquired technology	5.0	23,976	(19,129)	4,847
Trademarks and tradenames	11.0	22,025	(8,295)	13,730
Non-compete agreements	7.0	180	(84)	96
Renewal rights	6.0	9,734	(5,368)	4,366
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$122,449	$(61,997)	$60,452

As of December 31, 2024	Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	9.0	$69,024	$(32,620)	$36,404
Acquired technology	5.0	28,001	(20,490)	7,511
Trademarks and tradenames	11.0	23,443	(8,708)	14,735
Non-compete agreements	5.0	301	(182)	119
Renewal rights	6.0	9,734	(4,717)	5,017
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$135,463	$(66,717)	$68,746

The aggregate amortization expense related to intangibles was $3.9 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively, and $8.3 million and $9.4 million for the six months ended June 30, 2025 and 2024, respectively.

Goodwill
The following table summarizes goodwill balances by segment as of June 30, 2025.

June 30, 2025
Software & Data	$157,364
Consumer Services	34,543
Total	$191,907

As of December 31, 2024, the entire $191.9 million goodwill balance was included in our legacy Vertical Software segment. On January 1, 2025, new segments were created per the discussion in Note 2. We performed a quantitative analysis as of January 1, 2025, reallocating the $191.9 million to the Software & Data and Consumer Services segments as shown in the table above on a relative fair value basis. We estimated the fair value of the Software & Data and Consumer Services reporting units using a combination of market and income approaches based on peer performance and discounted cash flow methodologies. The goodwill analysis required significant judgments to reallocate the fair value of the reporting units, including internal forecasts and determination of weighted average cost of capital. The weighted average cost of capital used was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 11% to 14%. Management considers historical experience and all available information at the time the fair values are estimated. Assumptions are subject to a high degree of judgment and complexity. Other than this reallocation to new segments, there were no changes in the carrying amount of goodwill for the six months ended June 30, 2025.

Note 9. Debt
The following tables summarize outstanding debt as of June 30, 2025, and December 31, 2024.

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	$20,549	$(135)	$20,414
Convertible senior secured notes, due 2028	333,334	(91,450)	241,884
Convertible senior unsecured notes, due 2030	134,000	(2,170)	131,830
Balance as of June 30, 2025	$487,883	$(93,755)	$394,128

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	$173,771	$(1,616)	$172,155
Convertible senior secured notes, due 2028	333,334	(101,701)	231,633
Other notes	150	—	150
Balance as of December 31, 2024	$507,255	$(103,317)	$403,938

2026 Convertible Senior Unsecured Notes
On May 27, 2025, we completed a series of privately negotiated refinancing transactions with certain holders of our 0.75% Convertible Senior Unsecured Notes due in September 2026 (the “2026 Notes”). As part of these refinancing transactions, we:
•Exchanged $96.8 million aggregate principal amount of 2026 Notes for $83.0 million aggregate principal amount of newly issued 9.00% Convertible Senior Unsecured Notes due 2030 (the “2030 Notes”),
•Issued an additional $51.0 million aggregate principal amount of 2030 Notes for cash to the same investors that participated in the exchange, and
•Repurchased $47.5 million aggregate principal amount of 2026 Notes for $47.3 million in cash.
After funding the cash portion of the repurchase and related expenses, net cash proceeds were approximately $3.7 million. We used these proceeds, along with existing cash on hand, to repurchase an additional $8.9 million aggregate principal amount of the 2026 Notes for $8.4 million cash in May 2025. We recognized a net gain on extinguishment of debt of less than $0.1 million in the second quarter of 2025.
In July 2025, we repurchased a total $11.8 million aggregate principal amount of our 2026 Notes for $11.3 million, representing 96.5% par value. We expect to recognize a gain on extinguishment of debt of approximately $0.3 million during the third quarter of 2025. After this transaction, the outstanding principal of the 2026 Notes was $8.8 million. Our Board of Directors has authorized management to repurchase the remaining 2026 Notes in cash in the open market or through privately negotiated transactions.
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
2030 Convertible Senior Unsecured Notes
The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.71 per share (the “Conversion Rate”). The conversion price is subject to adjustment based on the Conversion Rate then in effect. If all outstanding 2030 Notes were converted in full at this initial conversion price as of the closing date, this would have equated to approximately 8.5 million shares of common stock. These shares, along with Conversion Rate, are subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes. Holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) on or after February 15, 2030, until the close of business on the second trading day immediately preceding the maturity date of May 15, 2030. In addition, holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding February 15, 2030, only under the following circumstances:
•during any fiscal quarter commencing after the calendar quarter ending September 30, 2025, if our common stock price exceeds 120% (or $18.85) of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
•during five business days after any five consecutive trading days in which the trading price per one thousand dollars of 2030 Notes was less than 98% of the product of the closing sale price of our common stock and the then current conversion rate;
•upon the occurrence of certain corporate actions;
•upon the occurrence of a fundamental change, a make-whole fundamental change or any share exchange event; or
•prior to the related redemption date if we elect to exercise the company call option.
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option as described below, we would, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 101.8132 shares of common stock per one thousand dollars of principal amount of the 2030 Notes). As of June 30, 2025, none of the conditions of the 2030 Notes to early convert were met.
The 2030 Notes are also redeemable at the option of the Company on or after November 20, 2026, if the last reported sale price of Porch’s common stock has been at least 120% (or $18.85) of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.
The 2030 Notes are senior unsecured obligations, accrue interest at a rate of 9.00%, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2025. The 2030 Notes mature on May 15, 2030, unless earlier converted, redeemed, or repurchased.
In connection with the issuance of the 2030 Notes, we recognized a premium of $13.4 million in excess of the principal amount of the notes. In accordance with ASC 470-20, Debt - Debt with Conversion and Other Options, we bifurcated the 2030 Notes financial instrument into its liability and equity components. The principal amount, net of the associated debt issuance costs, of the 2030 Notes was recorded as long-term debt in the unaudited Condensed Consolidated Balance Sheets. The premium was recorded as an increase to additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets. When issuing convertible debt at a substantial premium, our accounting policy is to allocate all debt issuance costs to the debt component.

Interest on Convertible Notes
Interest expense for our convertible notes includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details interest expense recognized for the 0.75% 2026 Notes, the 6.75% 2028 Notes, and the 9.00% 2030 Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense for 2026 Notes	$230	$407	$556	$821
Contractual interest expense for 2028 Notes	5,625	5,625	11,250	11,250
Contractual interest expense for 2030 Notes	1,005	—	1,005	—
Amortization of debt issuance costs and discount for 2026 Notes	167	292	403	588
Amortization of debt issuance costs and discount for 2028 Notes	5,114	4,263	10,251	8,584
Amortization of debt issuance costs for 2030 Notes	36	—	36	—
	$12,177	$10,587	$23,501	$21,243

The effective interest rates for the 2026 Notes, 2028 Notes, and 2030 Notes are 1.3%, 17.9%, and 9.2%, respectively.
For the three and six months ended June 30, 2025 and 2024, we capitalized interest expense on the 2028 Notes related to internally developed software projects. During the three months ended June 30, 2025 and 2024, we capitalized $0.2 million and $0.1 million, respectively, and we capitalized $0.3 million and $0.2 million during the six months ended June 30, 2025 and 2024, respectively.

Note 10. Stockholders' Equity and Warrants
Common Shares Outstanding and Common Stock Equivalents
The following table shows the number of our common shares that could be issued for each component of our capital structure.

		June 30, 2025	December 31, 2024
Outstanding common shares, excluding shares held by the Reciprocal Segment		103,907	101,458
Outstanding common shares held by the Reciprocal Segment	(1)	18,312	18,312
Outstanding common shares, total		122,219	119,770

Common shares reserved for future issuance:
Private warrants		1,796	1,796
Stock options		3,020	3,181
Restricted and performance stock units and awards (Note 11)		14,301	14,119
2020 Equity Plan pool reserved for future issuance (Note 11)		10,295	7,698
Convertible senior unsecured notes, due 2026	(2)	822	6,950
Convertible senior secured notes, due 2028		13,332	13,332
Convertible senior unsecured notes, due 2030		8,527	—
Total shares of common stock outstanding and reserved for future issuance		174,312	166,846
______________________________________
(1)Represents shares of common stock held by the Reciprocal as of Homeowners of America (“HOA”) as of December 31, 2024, and held by the Reciprocal as of June 30, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).

(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 0.5 million potentially dilutive shares instead of the shares reported in this table as of June 30, 2025.

Warrants
There was no activity related to private warrants during the six months ended June 30, 2025 and 2024. As of June 30, 2025, and December 31, 2024, there were 1.8 million private warrants outstanding for common shares. The exercise price of these private warrants is $11.50, and they expire on December 23, 2025. The private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings and are included in “change in fair value of private warrant liability” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 6 for more information.

Note 11. Stock-Based Compensation
The following table summarizes the classification of stock-based compensation expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$62	$—	$96	$—
Selling and marketing	$496	$710	$799	$1,404
Product and technology	966	1,426	1,658	2,521
General and administrative	6,476	4,969	10,357	8,548
Total stock-based compensation expense	$8,000	$7,105	$12,910	$12,473

Under our 2020 Stock Incentive Plan, employees, directors and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock awards, collectively referred to as “Equity Awards.” All Equity Awards granted during the six months ended June 30, 2025, were to employees and directors.
The following table summarizes Equity Award activity for the six months ended June 30, 2025:

		Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2024		3,181	7,845	6,272
Granted	(1)	—	3,300	3,544
Vested		—	(2,373)	—
Exercised		(160)	—	—
Forfeited, canceled or expired	(1)	(1)	(1,426)	(2,861)
Balances as of June 30, 2025		3,020	7,346	6,955
______________________________________
(1)Includes 0.9 million RSUs and 1.9 million PRSUs that were granted and canceled during the same period. Subsequent to the original grant date, we identified an inadvertent error related to the number of RSUs and PRSUs granted. The original awards were canceled and concurrently replaced with a corrected lower number of RSUs and PRSUs. The cancellation and concurrent replacement is accounted for as the modification of an award. The fair value of the replacement awards did not exceed that of the original awards for the thirteen impacted individuals, and therefore, no incremental compensation cost was recognized.

The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2025, was $5.81.
During the six months ended June 30, 2025, we granted PRSUs that have vesting conditions that are based not only on the employee’s service period but also on either revenue, Adjusted EBITDA, or Total Shareholder Return (“TSR”) through 2027. The PRSUs will vest, if at all, upon our achieving a specified target for each vesting condition. TSR will be measured against the total shareholder return of the S&P SmallCap 600 Index during the performance period. The actual number of shares of common stock to be issued to each award recipient at the end of the performance period will be interpolated between a threshold and maximum payout amount based on actual performance results, except for two special performance goals. A participant will earn 50% of the target number of PRSUs for “Threshold Performance,” 100% of the target number of PRSUs for “Target Performance,” and 200% of the target number of PRSUs for “Base Maximum Performance.” In addition, participants may earn 350% or 500% of the target number of PRSUs upon achievement of truly exceptional Adjusted EBITDA or TSR outperformance compared to performance goals.
The weighted average grant-date fair value of PRSUs granted during the six months ended June 30, 2025, was $11.21. We estimate the grant-date fair value of TSR PRSUs using the Monte Carlo simulation model, as the TSR metric is considered a market condition under ASC Topic 718, Compensation - stock compensation.

Note 12. Reinsurance for the Reciprocal
2025 Program
As of April 1, 2025, coverage for excess of loss catastrophe reinsurance starts at $25.0 million per occurrence up to a loss of $410.0 million. Additionally, the third party quota share reinsurance contracts start immediately at 7.5% of P&C losses, which includes catastrophe events, bringing the effective retention for the Reciprocal from $25.0 million per occurrence to $23.1 million per occurrence. We also place reinstatement premium protection to cover any reinstatement premiums due on the second through fourth layers.
Additionally, our captive reinsurance entity provides a non-catastrophic weather quota share in order to create more capital efficiency at the Reciprocal. This contract was approved for an initial period of 10 years but can be cancelled by Porch or the Reciprocal each year.
2024 Program
From April 1, 2024, to March 31, 2025, our third-party quota share program consisted of one combined program covering all business in all states and was placed at 27.5% of P&C losses. All programs were effective for the period April 1, 2024, through March 31, 2025, and were subject to certain limits and exclusions, which vary by participating reinsurer.
Coverage for catastrophe events started immediately within the quota share contracts and at $45.0 million per occurrence within the property catastrophe excess of loss treaties placed on April 1, 2024. Losses were shared at various levels up to $75.0 million. Over $75.0 million losses were covered up to a loss of $465.0 million. We also placed reinstatement premium protection to cover any reinstatement premiums due on the first five layers.
We placed a parametric reinsurance contract to cover aggregate severe convective storm losses from January 1, 2024, to January 1, 2025. This contract would provide up to $30.0 million in recovery over $85.0 million in modeled losses.
Reinsurance Impact
The effects of reinsurance on premiums written by the Reciprocal and earned for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$95,779	$100,184	$109,716	$102,345
Ceded premiums	20,378	(21,229)	(59,857)	(40,518)
Net premiums	$116,157	$78,955	$49,859	$61,827

	Six Months Ended June 30,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$171,275	$202,564	$184,820	$210,933
Ceded premiums	$(11,263)	$(60,295)	(90,186)	(76,881)
Net premiums	$160,012	$142,269	$94,634	$134,052

The Reciprocal’s 2025 third-party quota share program was placed at a reduced ceding percentage as compared to the 2024 program, which resulted in a portfolio transfer and lower ceded written premiums in the six months ended June 30, 2025.
The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct losses and LAE	$39,664	$110,210	$84,356	$189,626
Ceded losses and LAE	(7,072)	(26,060)	(22,629)	(36,543)
Net losses and LAE	$32,592	$84,150	$61,727	$153,083

The detail of reinsurance balances due is as follows:

	June 30, 2025	December 31, 2024
Ceded unearned premium	$16,112	$64,571
Losses and LAE reserve	17,881	19,793
Reinsurance recoverable	9,595	7,111
Other	1,955	828
Reinsurance balance due	$45,543	$92,303

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

Note 13. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the six months ended June 30, 2025:

Reserve for unpaid losses and LAE at December 31, 2024	$67,785
Reinsurance recoverables on losses and LAE at December 31, 2024	(19,793)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2024	47,992
Add provisions (reductions) for losses and LAE occurring in:
Current year	58,375
Prior years	3,352
Net incurred losses and LAE during the current year	61,727
Deduct payments for losses and LAE occurring in:
Current year	(27,849)
Prior years	(31,684)
Net claim and LAE payments during the current year	(59,533)

Reserve for losses and LAE, net of reinsurance recoverables at June 30, 2025	50,186
Reinsurance recoverables on losses and LAE at June 30, 2025	(17,881)
Reserve for unpaid losses and LAE at June 30, 2025	$68,067

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $3.4 million for the six months ended June 30, 2025.

Note 14. Other Income (Expense), Net
The following table details the components of other income, net, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$396	$360	$814	$794
Gain on settlement of contingent consideration	—	—	—	14,930
Loss on sale of business	—	(87)	—	(5,331)
Recoveries of losses on reinsurance contracts	925	924	8,949	13,494
Other, net	172	1,203	130	1,191
Other income, net	$1,493	$2,400	$9,893	$25,078

Note 15. Income Taxes
Benefit or provision for income taxes for the three months ended June 30, 2025, and 2024, were $1.1 million benefit and $0.7 million provision, respectively, and the effective tax rates for these periods were 15.2% benefit and 1.1% provision, respectively. Benefit or provision for income taxes for the six months ended June 30, 2025 and 2024, were $0.2 million benefit and $0.9 million provision, respectively, and the effective tax rates for these periods were 1.6% benefit and 1.1% provision, respectively. The difference between our effective tax rates for the 2025 and 2024 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets.
Our income tax provision for the six months ended June 30, 2025, includes the recognition of deferred federal income tax expense of $0.9 million, which was recognized in conjunction with the formation of the Reciprocal and subsequent sale of

HOA to the Reciprocal. The deferred tax expense associated with this event is driven by changes to our scheduled reversal of deferred tax liabilities and assets, which is a function of the underlying impact the event has on our Federal consolidated income tax filing group.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of U.S. federal tax reform provisions, was signed into law. Key provisions include modifications to depreciation allowances and the treatment of research and development expenditures. We are currently evaluating the impact of the OBBBA on our consolidated financial statements. We cannot reasonably estimate the full impact as of the date of this filing.

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
In the Western District of Washington action, Plaintiffs filed a Third Amended Complaint on December 2, 2024, and subsequently a Fourth Amended Complaint, to correct errors in the prior amendment, on December 23, 2024. As a result of the dismissal and amendments, the total number of Plaintiffs remaining in the Western District of Washington action is 956. Defendants filed their Answer and Affirmative Defendants to the Fourth Amended Complaint on January 24, 2025. The parties’ filed a required Joint Status Report and Discovery Plan on December 18, 2024. Based thereon, the Court issued a Scheduling Order on February 3, 2025. Such Order opened discovery for the parties, authorized Defendants to issue a questionnaire to all Plaintiffs to gather information regarding whether Plaintiffs meet statutory criteria required to have standing under the relevant law at issue in the lawsuit, and set various procedural and other timelines for the case. The parties agreed on the substance of the questionnaire, and it went out to Plaintiffs on July 23, with responses due on September 8. On Defendants’ Motion, the Court ordered the Plaintiffs to name as parties all businesses associated with the named Plaintiffs, because these businesses used the same phone numbers at which the allegedly unlawful text messages were sent.

The Northern District of California action is proceeding against two individual Defendants. Upon transfer, all but six of the Plaintiffs dismissed their claims in the Northern District of California action. Court held an initial case management conference on May 8, 2025, and expressed an unwillingness to stay the California action during the pendency of the Washington action. The Judge requested that the parties propose an expedited trial schedule for the action against the individual defendants; that proposal (in which the Plaintiffs sought an early 2026 trial) is currently pending.

Plaintiffs in both cases seek actual, statutory, and/or treble damages, and reasonable attorneys’ fees and costs from the respective Defendants. We are unable to state whether the likelihood of an unfavorable outcome of these disputes is probable or remote. We are also unable to provide an estimate of the range or amount of potential loss (if the outcome should be unfavorable). Management intends to contest these cases vigorously.
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

Note 17. Net Income (Loss) Attributable To Porch Per Share
Earnings per share (“EPS”) is calculated using the two-class method unless the treasury stock method results in lower EPS. Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potentially dilutive stock options, RSUs, PRSUs, convertible notes, and warrants using the more dilutive result of the treasury stock method or the if-converted method. All potentially dilutive securities are antidilutive to periods with net losses, and basic EPS equals diluted EPS in those periods.
The following table summarizes the computation of basic and diluted net income (loss) attributable to Porch per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Porch used to compute net income (loss) attributable to Porch per share - basic	$2,579	$(64,323)	$10,974	$(77,685)
Effect of interest expense on dilutive 2028 Notes	10,739	—	—	—
Effect of change in fair value of derivatives related to dilutive 2028 Notes	(12,853)	—	—	—
Net income (loss) attributable to Porch used to compute net income (loss) attributable to Porch per share - diluted	$465	$(64,323)	$10,974	$(77,685)
Denominator:
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - basic	103,160	99,193	102,435	98,353
Effect of dilutive securities:
Stock Options	1,952	—	1,733	—
RSUs	5,554	—	4,882	—
PRSUs	7,681	—	5,691	—
2028 Notes	13,332	—	—	—
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - diluted	131,679	99,193	114,741	98,353

Net income (loss) attributable to Porch per share - basic	$0.03	$(0.65)	$0.11	$(0.79)
Net income (loss) attributable to Porch per share - diluted	$—	$(0.65)	$0.10	$(0.79)

The following table discloses securities that were not included in the computation of diluted net loss per share

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Stock options		224	3,270	266	3,270
Restricted stock units and awards		—	9,308	—	9,308
Performance restricted stock units	(1)	2,621	6,301	2,621	6,301
Private warrants		1,796	1,796	1,796	1,796
Convertible debt - 2026 Notes	(2)	822	8,679	822	8,679
Convertible debt - 2028 Notes		—	13,332	13,332	13,332
Convertible debt - 2030 Notes		8,527	—	8,527	—
______________________________________.
(1)For the three and six months ending June 30, 2025, this represent the number of performance restricted stock units at the end of the period that were excluded from the computation of diluted earnings per share because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 0.5 million potentially dilutive shares instead of the shares reported in this table as of June 30, 2025.

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

Business Overview
Porch Group, Inc., (“Porch Group,” “Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company. We differentiate and look to win in the massive and growing homeowners insurance opportunity by:
•Utilizing our unique property data, with insights into more than 90% of United States (“U.S.”) homebuyers and properties, to enhance our property risk assessment, which creates advantages in pricing and underwriting decisions for the policyholder-owned Porch Reciprocal Exchange (the “Reciprocal”) we manage. This enables the Reciprocal to attract lower-risk properties and appropriately price higher-risks, in turn supporting growth of profitable premium and thus more management fees for our insurance services business.
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
Porch manages and operates the Reciprocal as the attorney-in-fact for its subscribers, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines. The Reciprocal is a subscriber-owned reciprocal insurance exchange organized under the Texas Insurance Code under which individuals, partnerships and corporations are authorized to exchange reciprocal or inter-insurance contracts with each other, or with individuals, partnerships, and corporations of other states and countries, providing indemnity among themselves from any loss which may be insured against under any provision of the insurance laws. In exchange for these services Porch provides, Porch receives ongoing commissions and policy fees as a percentage of the Reciprocal’s gross written premium.

Porch Shareholder Interests are, in large part, tied to the growth and financial condition of the Reciprocal. If any events occurred that impaired the Reciprocal's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Reciprocal could find it more difficult to retain its existing business and attract new business. A decline in the business of the Reciprocal almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees received by the Insurance Services Segment.
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

Recent Developments
Debt Refinancing
On May 27, 2025, we completed a series of privately negotiated refinancing transactions with certain holders of our 0.75% Convertible Senior Unsecured Notes due in September 2026 (the “2026 Notes”). As part of these refinancing transactions, we:
•Exchanged $96.8 million aggregate principal amount of 2026 Notes for $83.0 million aggregate principal amount of newly issued 9.00% Convertible Senior Unsecured Notes due 2030 (the “2030 Notes”),
•Issued an additional $51.0 million aggregate principal amount of 2030 Notes for cash to the same investors that participated in the exchange, and
•Repurchased $47.5 million aggregate principal amount of 2026 Notes for $47.3 million in cash.
After funding the cash portion of the repurchase and related expenses, net cash proceeds were approximately $3.7 million. We used these proceeds, along with existing cash on hand, to repurchase an additional $8.9 million aggregate principal amount of the 2026 Notes for $8.4 million cash in May 2025. We recognized a net gain on extinguishment of debt of less than $0.1 million in the second quarter of 2025.
In July 2025, we repurchased a total $11.8 million aggregate principal amount of our 2026 Notes for $11.3 million, representing 96.5% par value. We expect to recognize a gain on extinguishment of debt of approximately $0.3 million during the third quarter of 2025. After this transaction, the outstanding principal of the 2026 Notes was $8.8 million. Our Board of Directors has authorized management to repurchase the remaining 2026 Notes in cash in the open market or through privately negotiated transactions.
Reinsurance Programs for the Reciprocal
As of April 1, 2025, coverage for excess of loss catastrophe reinsurance starts at $25.0 million per occurrence up to a loss of $410.0 million. Additionally, the third party quota share reinsurance contracts start immediately at 7.5% of P&C losses, which includes catastrophe events, bringing the effective retention for the Reciprocal from $25.0 million per occurrence to $23.1 million per occurrence. We also place reinstatement premium protection to cover any reinstatement premiums due on the second through fourth layers.

Additionally, our captive reinsurance entity provides a non-catastrophic weather quota share in order to create more capital efficiency at the Reciprocal. This contract was approved for an initial period of 10 years but can be cancelled by Porch or the Reciprocal each year.
Reciprocal formation
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

Results of Operations

Key Factors Affecting Operating Results
The following key factors affected our operating results in the three and six months ended June 30, 2025:
•On January 1, 2025, we completed the formation of the Reciprocal and sold HOA into the Reciprocal; Porch Group now holds $106 million of surplus notes due from the Reciprocal which pay interest of 9.75% plus SOFR. These surplus notes are included in the Reciprocal’s statutory surplus and are eliminated in consolidation for U.S. generally accepted accounting principles (“GAAP”). Porch earns management fees, policy fees, and non-catastrophic weather quota share reinsurance premiums from the Reciprocal.
• In Software and Data, Rynoh implemented a 20% price increase, in line with strategic pricing goals. We are also making progress with Home Factors.
•In Consumer Services, new services were launched including packing services online for movers.
•New insurance agency partnerships for the Reciprocal were announced in June, and additional agencies were added as distribution partners during the second quarter.
•The Reciprocal is healthy with $299.2 million of surplus combined with non-admitted assets as of June 30, 2025.
•Exchanged $96.8 million of our 2026 Notes for $83.0 million of newly issued 2030 Notes.
•Issued an additional $51.0 million aggregate principal amount of 2030 Notes for cash and utilized the proceeds to repurchase $56.4 million aggregate principal amount of our 2026 Notes for total cash consideration of $55.7 million.

Three Months Ended June 30, 2025, compared to the Three Months Ended June 30, 2024
Consolidated Quarter-to-Date Results

		Three Months Ended June 30,
		2025	2024	$ Change	% Change

		(dollar amounts in thousands)
Revenue		$119,295	$110,844	$8,451	8%
Cost of revenue		43,422	94,046	(50,624)	(54)%
Gross Profit		75,873	16,798	59,075	352%

Operating expenses:
Selling and marketing		26,858	33,197	(6,339)	(19)%
Product and technology		13,076	12,927	149	1%
General and administrative		30,890	23,153	7,737	33%
Total operating expenses		70,824	69,277	1,547	2%
Operating income (loss)		5,049	(52,479)	57,528	(110)%
Other income (expense):
Interest expense		(12,056)	(10,326)	(1,730)	17%
Change in fair value of private warrant liability		(2,878)	1,451	(4,329)	(298)%
Change in fair value of derivatives		12,853	(8,207)	21,060	(257)%
Gain on extinguishment of debt		34	—	34	N/A
Investment income and realized gains and losses, net of investment expenses		2,665	3,526	(861)	(24)%
Other income, net		1,493	2,400	(907)	(38)%
Total other income (expense)		2,111	(11,156)	13,267	(119)%
Income (loss) before income taxes		7,160	(63,635)	70,795	(111)%
Income tax benefit (provision)		1,087	(688)	1,775	(258)%
Net income (loss)		8,247	(64,323)	72,570	(113)%
Less: Net income attributable to the Reciprocal		5,668	—	5,668	N/A
Net income (loss) attributable to Porch		$2,579	$(64,323)	$66,902	(104)%

Net income (loss)		$8,247	$(64,323)	$72,570	(113)%
Net loss (income) attributable to the Reciprocal		(5,668)	—	(5,668)	N/A
Interest expense		12,026	10,326	1,700	16%
Income tax provision (benefit)		(1,186)	688	(1,874)	(272)%
Depreciation and amortization		4,461	6,202	(1,741)	(28)%
Gain on extinguishment of debt		(34)	—	(34)	N/A
Other income, net		(95)	(704)	609	(87)%
Loss (gain) on reinsurance contract		—	(1,095)	1,095	(100)%
Stock-based compensation expense		8,000	7,105	895	13%
Mark-to-market losses (gains)		(9,975)	5,405	(15,380)	(285)%
Restructuring costs		(187)	1,635	(1,822)	(111)%
Acquisition and other transaction costs		41	(12)	53	(442)%
Adjusted EBITDA (Loss)	(1)	$15,630	$(34,773)	$50,403	(145)%
Adjusted EBITDA (Loss) Margin	(1)	13%	(31)%
______________________________________
(1)Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) Margin are non-GAAP measures. See Non-GAAP Financial Measures section for definitions.

Revenue. Total consolidated revenue including the Reciprocal increased by $8.5 million, or 8%, from $110.8 million in the three months ended June 30, 2024, to $119.3 million in the three months ended June 30, 2025. The increase in revenue was primarily a result of higher premium per policy offset by a reduction in policies in force. Revenue related to the Porch Shareholder Interest was $107.0 million in the three months ended June 30, 2025, as detailed in the following table.
Cost of revenue. Total consolidated cost of revenue including the Reciprocal decreased by $50.6 million, or 54%, from $94.0 million in the three months ended June 30, 2024, to $43.4 million in the three months ended June 30, 2025. The decrease was primarily the result of a reduction in weather related claims. As a percentage of revenue, cost of revenue represented 36% of revenue in the three months ended June 30, 2025, compared with 85% in the three months ended June 30, 2024. Cost of revenue typically exhibits seasonal trends, with lower costs in the first and fourth quarters and higher costs in the second and third quarters, primarily due to increased frequency and severity of weather-related events and timing of insurance-related expenses. There were fewer weather related claims in the second quarter of 2025 compared to historical seasonal trends. Cost of revenue related to Porch Shareholder Interest was $17.8 million in the three months ended June 30, 2025, as detailed in the table below. Porch Shareholder Interest Cost of Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal decreased by $6.3 million, or 19%, from $33.2 million in the three months ended June 30, 2024, to $26.9 million in the three months ended June 30, 2025. The decrease is primarily driven by a reduction in the amortization of deferred policy acquisition costs, reflecting a shift away from policies written under historically higher commission rates. As a percentage of revenue, selling and marketing expenses represented 23% of revenue in the three months ended June 30, 2025 compared with 30% in the three months ended June 30, 2024. Selling and marketing expense related to Porch Shareholder Interest was $55.1 million in the three months ended June 30, 2025, as detailed in the table below. Porch Shareholder Interest Selling and Marketing is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
General and administrative. Total consolidated general and administrative expenses including the Reciprocal increased by $7.7 million, or 33%, from $23.2 million in three months ended June 30, 2024, to $30.9 million in the three months ended June 30, 2025, primarily due to a one-time agency partnership payment during the three months ended June 30, 2025. General and administrative expenses related to Porch Shareholder Interest were $24.1 million in the three months ended June 30, 2025, as detailed in the table below. Porch Shareholder Interest General and Administrative is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Change in fair value of derivatives. The fair value of the derivative liability decreased in the three months ended June 30, 2025, compared increasing during the three months ended June 30, 2024. The value is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements. The change in fair value of derivatives relates entirely to Porch Shareholder Interest.
Adjusted EBITDA (Loss). Adjusted EBITDA (Loss) for the three months ended June 30, 2025, was $15.6 million, a $50.4 million improvement from Adjusted EBITDA (Loss) of $(34.8) million for the same period in 2024. The year-over year improvement in Adjusted EBITDA (Loss) was primarily attributable to the absence of weather related claims in the current period, which negatively impacted Adjusted EBITDA in the prior year, as well as the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees. Our Insurance Services segment benefited from the receipt of commissions and fees related to the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Corporate costs and cost in our Software & Data and Consumers Services segments also declined due to reduced workforce, less reliance on third party consultants, centralizing administrative functions, and shifting hiring to target lower-cost locations. Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

The following tables summarize operating results of our four segments as well as corporate expenses and eliminations.

	Three Months Ended June 30, 2025
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Porch Shareholder Interest Subtotal (2)	Reciprocal Segment	Eliminations Related to Reciprocal Segment (3)	Consolidated
Revenue	$67,390	$24,013	$17,650	$—	$(2,035)	$107,018	$55,409	$(43,132)	$119,295
Cost of revenue	9,526	5,846	2,414	—	(2)	17,784	23,896	1,742	43,422
Gross Profit	57,864	18,167	15,236	—	(2,033)	89,234	31,513	(44,874)	75,873
Gross Margin	86%	76%	86%	—%	100%	83%	57%	104%	64%

Less: Operating expenses:
Selling and marketing	37,025	9,226	10,465	398	(2,033)	55,081	3,635	(31,858)	26,858
Product and technology	2,539	4,625	1,067	4,287	—	12,518	558	—	13,076
General and administrative	5,313	2,622	3,089	13,028	—	24,052	19,854	(13,016)	30,890
Operating income (loss)				(17,713)	—	(2,417)	7,466	—	5,049
Other expense (income)	(5,453)	(10)	(110)	1,763	—	(3,810)	1,699	—	(2,111)
Income (loss) before income taxes				(19,476)	—	1,393	5,767	—	7,160
Income tax benefit (provision)				1,186	—	1,186	(99)	—	1,087
Net income (loss)				$(18,290)	$—	$2,579	$5,668	$—	8,247
Less: Net income attributable to the Reciprocal									5,668
Net income attributable to Porch									$2,579

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(18,290)		$2,579			$8,247
Less Reconciling items:
Net income attributable to the Reciprocal						—			5,668
Depreciation and amortization	(85)	(2,951)	(840)	(585)	—	(4,461)			(4,461)
Stock-based compensation expense	(1,039)	(897)	(437)	(5,628)	—	(8,001)			(8,001)
Gain (loss) on extinguishment of debt	—	—	—	34	—	34			34
Interest expense	—	—	1	(12,027)	—	(12,026)			(12,026)
Income tax provision	—	—	—	1,186	—	1,186			1,186
Mark-to-market gains (losses)	—	—	—	9,975	—	9,975			9,975
Other gains and losses	(93)	10	44	281	—	242			242
Adjusted EBITDA (Loss) (4)	$19,657	$5,542	$1,957	$(11,526)		$15,630			$15,630
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
(4)Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

	Three Months Ended June 30, 2024
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Subtotal	Reciprocal Segment	Eliminations Related to Reciprocal Segment (2)	Consolidated
Revenue	$34,080	$23,173	$18,858	$—	$(246)	$75,865	$48,739	$(13,760)	$110,844
Cost of revenue	19,459	5,846	3,790	—	(18)	29,077	69,071	(4,102)	94,046
Gross Profit	14,621	17,327	15,068	—	(228)	46,788	(20,332)	(9,658)	16,798
Gross Margin	43%	75%	80%	—%	93%	62%	(42)%	70%	15%

Less: Operating expenses:
Selling and marketing	12,058	10,400	10,614	575	(228)	33,419	9,436	(9,658)	33,197
Product and technology	86	4,586	1,052	5,297	—	11,021	1,906	—	12,927
General and administrative	1,701	3,411	2,321	14,122	—	21,555	1,598	—	23,153
Operating income (loss)				(19,994)	—	(19,207)	(33,272)	—	(52,479)
Other expense (income)	(1,663)	(30)	237	13,689	—	12,233	(1,077)	—	11,156
Income (loss) before income taxes				(33,683)	—	(31,440)	(32,195)	—	(63,635)
Income tax benefit (provision)				(688)	—	(688)	—	—	(688)
Net income (loss)				$(34,371)	$—	$(32,128)	$(32,195)	$—	$(64,323)

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(34,371)		$(32,128)			$(64,323)
Less: Reconciling items:
Depreciation and amortization	(993)	(3,796)	(917)	(490)	—	(6,196)	(6)	—	(6,202)
Stock-based compensation expense	(392)	(1,271)	(561)	(4,881)	—	(7,105)	—	—	(7,105)
Interest expense	—	30	(3)	(10,478)	—	(10,451)	(1,716)	1,841	(10,326)
Income tax provision	—	—	—	(688)	—	(688)	—	—	(688)
Mark-to-market gains (losses)	—	—	1,351	(6,756)	—	(5,405)	—	—	(5,405)
Other gains and losses	(14)	(39)	(178)	1,152	—	921	1,096	(1,841)	176
Adjusted EBITDA (Loss) (3)	$3,838	$4,036	$1,152	$(12,230)		$(3,204)			$(34,773)
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

Porch Shareholder Interest Quarter-to-Date Results (Non-GAAP)
Effective January 1, 2025, Porch Group Inc. shareholders own three segments: Insurance Services, Software & Data, and Consumer Services. Together, these segments—offset by corporate expenses—comprise what we refer to as the “Porch Shareholder Interest.” These segments contribute to Net Income Attributable to Porch and are what is expected to generate cash for Porch shareholders. Comparative period amounts in the following table include only the Insurance Services, Software & Data, and Consumer Services segments as well as corporate expenses. Certain amounts presented in the following table are non-GAAP measures and are reconciled to the nearest GAAP measure in the earlier “Consolidated Quarter-to-Date Results” section.

		Three Months Ended June 30,
		2025	2024	Change
Porch Shareholder Interest Revenue	(1)	$107,018	$75,865	$31,153
Porch Shareholder Interest Gross Profit	(1)	89,234	46,788	42,446
Porch Shareholder Interest Adjusted EBITDA (Loss)	(1)	15,630	(3,204)	18,834
______________________________________
(1)Porch Shareholder Interest Revenue, Gross Profit, and Adjusted EBITDA (Loss) are non-GAAP measures. For the three months ended June 30, 2025, Porch Shareholder Interest Adjusted EBITDA (Loss) is equivalent to total Adjusted EBITDA (Loss) for consolidated Porch, as Porch Group no longer owns HOA following its sale to the Reciprocal on January 1, 2025. See Non-GAAP Financial Measures section.

For the three months ended June 30, 2025, revenue for Porch Shareholder Interest increased $31.2 million when compared to the same segments in the prior year period. The increase was primarily due an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025, and the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as Porch acts as its manager. This increase was partially offset by an increase in the average coverage period of our warranty products, resulting in revenue being recognized over a longer timeframe, and strategic shift to lower revenue, higher profit services in our moving businesses.
Porch Shareholder Interest Gross Profit improved by $42.4 million for the three months ended June 30, 2025, when compared to the prior year period. This improvement was primarily driven by higher revenue resulting from increased ceding activity from the Reciprocal Segment, as well as a reduction in weather-related claims compared to the three months ended June 30, 2024. Porch Shareholder Interest Gross Profit is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Porch Shareholder Interest Adjusted EBITDA (Loss) improved by $18.8 million for the three months ended June 30, 2025, compared to the prior year period. The improvement was primarily driven by increased ceding activity from the Reciprocal Segment and the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees and a reduction in weather-related claims. Our Insurance Services segment benefited from the receipt of management fees from the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Our other segment and corporate costs also declined due to lower professional fees, reduced reliance on third-party consultants, and strong cost control. Porch Shareholder Interest Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Three Months Ended June 30,
		2025	2024	Change
Revenue		$67,390	$34,080	$33,310
Gross Profit		$57,864	$14,621	$43,243
Gross Margin		86%	43%
Adjusted EBITDA	(1)	$19,657	$3,838	$15,819
Adjusted EBITDA Margin	(1)	29%	11%
Reciprocal Written Premium (in millions)	(2)	$120.7		N/A
Reciprocal Policies Written (in thousands)	(2)	42.5		N/A
Reciprocal Written Premium per Policy (unrounded)	(2)	$2,843		N/A
______________________________________
(1)Insurance Services Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the three months ended June 30, 2025, Insurance Services segment revenue was $67.4 million. For the three months ended June 30, 2024, Insurance Services segment revenue was $34.1 million. The 98% increase in Insurance Services segment revenue was primarily driven by an increase in ceding from the Reciprocal Segment with the new reinsurance program beginning on April 1, 2025. Additionally, Insurance Services revenue increased due to the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as the Insurance Services segment acts as the Reciprocal’s manager.
Our Insurance Services segment generates economics in several ways: management fees based on a percentage of Reciprocal Written Premium, policy fees based on the number of Reciprocal Policies Written, non-catastrophic weather quota share reinsurance to improve capital efficiency for the Reciprocal, lead fees from third-party insurance agencies, and interest from the surplus note due from the Reciprocal. Insurance Services revenue as a percentage of Reciprocal Written Premium was 56% for the three months ended June 30, 2025.
For the three months ended June 30, 2025, Insurance Services segment gross profit was $57.9 million. For the three months ended June 30, 2024, Insurance Services segment gross profit was $14.6 million. The increase in gross profit was primarily driven by higher revenue resulting from increased ceding activity from the Reciprocal Segment, as well as a reduction in weather-related claims compared to the three months ended June 30, 2024.
Insurance Services Adjusted EBITDA was $19.7 million in the second quarter of 2025, which improved compared to prior year due to increased ceding activity from the Reciprocal Segment and the various commissions and fees beginning January 1, 2025, including interest income from the surplus note due from the Reciprocal Segment.
Insurance Services Adjusted EBITDA Margin increased to 29% for the three months ended June 30, 2025, primarily due to the increase in revenue driven by increased ceding activity from the Reciprocal Segment. The Adjusted EBITDA Margin increase outpaced the increase in revenue, reflecting a reduction in weather-related claims and higher interest income earned on surplus notes with the Reciprocal Segment.

SOFTWARE & DATA

		Three Months Ended June 30,
		2025	2024	Change
Revenue		$24,013	$23,173	$840
Gross Profit		$18,167	$17,327	$840
Gross Margin		76%	75%
Adjusted EBITDA	(1)	$5,542	$4,036	$1,506
Adjusted EBITDA Margin		23%	17%
Average Number of Companies (in thousands)	(2)	24.2
Annualized Average Revenue per Company (unrounded)	(2)	$3,974
______________________________________
(1)Software & Data Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

Software & Data Adjusted EBITDA was $5.5 million in the second quarter of 2025, which improved compared to prior year due an increase in revenue from greater transaction volume of our Home Factors product and price increases of our title insurance software, and strong cost control, including a reduction in workforce and lower professional fees.
Software & Data Adjusted EBITDA Margin increased to 23% for the three months ended June 30, 2025, reflecting improved operational efficiency. While revenue increased by only 4% compared with the prior year, primarily due to title insurance software price increases and higher transaction volume of our Home Factors product, Adjusted EBITDA Margin growth was driven by reduction in operating costs from strong cost control, including a reduction in workforce and lower professional fees.

CONSUMER SERVICES

		Three Months Ended June 30,
		2025	2024	Change
Revenue		$17,650	$18,858	$(1,208)
Gross Profit		$15,236	$15,068	$168
Gross Margin		86%	80%
Adjusted EBITDA	(1)	$1,957	$1,152	$805
Adjusted EBITDA Margin		11%	6%
Monetized Services (in thousands)	(2)	87.2
Average Revenue per Monetized Service (unrounded)	(2)	$202
______________________________________
(1)Consumer Services Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the three months ended June 30, 2025, Consumer Services segment revenue was $17.7 million. For the three months ended June 30, 2024, Consumer Services segment revenue was $18.9 million. The decrease in revenue was primarily driven by an increase in the average coverage period of our warranty products, resulting in revenue being recognized over a longer timeframe. The decrease in revenue was also driven by a strategic shift to lower revenue higher profit services in our moving businesses.

Consumer Services Adjusted EBITDA increased by $0.8 million for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024. The increase was primarily driven by strong cost control, including a reduction in workforce and lower professional fees.
Consumer Services Adjusted EBITDA Margin increased to 11% for the three months ended June 30, 2025, primarily driven by the strategic shift to higher profitable moving services. This shift, while decreasing revenue, had a greater reduction in operating costs, leading to higher Adjusted EBITDA Margin.

CORPORATE

	Three Months Ended June 30,
	2025	2024	Change
Selling and marketing	$398	$575	$(177)
Product and technology	4,287	5,297	$(1,010)
General and administrative	13,028	14,122	$(1,094)
Other	(6,187)	(7,764)	$1,577
Adjusted EBITDA Loss	$11,526	$12,230	$(704)
______________________________________
(1)Adjusted EBITDA Loss is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Corporate expenses decreased for the three months ended June 30, 2025, compared to the same period for 2024. The decrease was driven primarily by lower professional fees and reduced reliance on third-party consultants as well as strong cost control across the business. Our cost control measures included centralizing administrative functions and shifting hiring to target lower-cost locations.

Six Months Ended June 30, 2025, compared to the Six Months Ended June 30, 2024
Consolidated Year-to-Date Results

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$224,040	$226,287	$(2,247)	(1)%
Cost of revenue	82,719	172,412	(89,693)	(52)%
Gross Profit	141,321	53,875	87,446	162%

Operating expenses:
Selling and marketing	56,374	67,145	(10,771)	(16)%
Product and technology	26,277	25,219	1,058	4%
General and administrative	54,887	48,658	6,229	13%
Total operating expenses	137,538	141,022	(3,484)	(2)%
Operating income (loss)	3,783	(87,147)	90,930	(104)%
Other income (expense):
Interest expense	(23,302)	(21,113)	(2,189)	10%
Change in fair value of private warrant liability	(3,610)	1,026	(4,636)	(452)%
Change in fair value of derivatives	19,526	(6,724)	26,250	(390)%
Gain on extinguishment of debt	34	4,891	(4,857)	(99)%
Investment income and realized gains and losses, net of investment expenses	5,475	7,170	(1,695)	(24)%
Other income, net	9,893	25,078	(15,185)	(61)%
Total other income	8,016	10,328	(2,312)	(22)%
Income (loss) before income taxes	11,799	(76,819)	88,618	(115)%
Income tax benefit (provision)	184	(866)	1,050	(121)%
Net income (loss)	$11,983	$(77,685)	$89,668	(115)%
Less: Net income attributable to the Reciprocal	1,009	—	1,009	N/A
Net income (loss) attributable to Porch	$10,974	$(77,685)	$88,659	(114)%

Net income (loss)	$11,983	$(77,685)	$89,668	(115)%
Net loss (income) attributable to the Reciprocal	(1,009)	—	$(1,009)	N/A
Interest expense	23,221	21,113	$2,108	10%
Income tax provision (benefit)	(1,172)	866	$(2,038)	(235)%
Depreciation and amortization	9,485	12,519	$(3,034)	(24)%
Gain on extinguishment of debt	(34)	(4,891)	$4,857	(99)%
Other income, net	(7,257)	(22,206)	$14,949	(67)%
Loss (gain) on reinsurance contract	—	(1,106)	$1,106	(100)%
Stock-based compensation expense	12,910	12,473	$437	4%
Mark-to-market losses (gains)	(15,944)	5,398	$(21,342)	(395)%
Restructuring costs	132	1,792	$(1,660)	(93)%
Acquisition and other transaction costs	176	166	$10	6%
Adjusted EBITDA (Loss)	$32,491	$(51,561)	$84,052	(163)%
Adjusted EBITDA (Loss) Margin	15%	(23)%

Revenue. Total consolidated revenue including the Reciprocal decreased by 1% compared to the same period last year, reflecting stable performance across the company. Revenue related to the Porch Shareholder Interest was $191.6 million in the six months ended June 30, 2025, as detailed in the following table.
Cost of revenue. Total consolidated cost of revenue including the Reciprocal decreased by $89.7 million, or 52%, from $172.4 million in the six months ended June 30, 2024, to $82.7 million in the six months ended June 30, 2025. The decrease was primarily the result of a reduction in weather related claims. As a percentage of revenue, cost of revenue represented 37% of revenue in the six months ended June 30, 2025, compared with 76% in the six months ended June 30, 2024. Cost of revenue typically exhibits seasonal trends, with lower costs in the first and fourth quarters and higher costs in the second and third quarters, primarily due to increased frequency and severity of weather-related events and timing of insurance-related expenses. However, we had significantly fewer weather related claims in the second quarter of 2025 compared to historical seasonal trends. Cost of revenue related to Porch Shareholder Interest was $33.3 million in the six months ended June 30, 2025, as detailed in the table below. Porch Shareholder Interest Cost of Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal decreased by $10.8 million, or 16%, from $67.1 million in the six months ended June 30, 2024, to $56.4 million in the six months ended June 30, 2025. The decrease is primarily driven by a reduction in the amortization of deferred policy acquisition costs, reflecting a shift away from policies written under historically higher commission rates. As a percentage of revenue, selling and marketing expenses represented 25% of revenue in the six months ended June 30, 2025 compared with 30% in the six months ended June 30, 2024. Selling and marketing expense related to Porch Shareholder Interest was $88.0 million in the six months ended June 30, 2025, as detailed in the table below. Porch Shareholder Interest Selling and Marketing is a non-GAAP measure. See Non-GAAP Financial Measures section for definition
General and administrative. Total consolidated general administrative expenses including the Reciprocal increased by $6.2 million, or 13%, from $48.7 million in the six months ended June 30, 2024, to $54.9 million in the six months ended June 30, 2025, primarily due to a one-time agency partnership payment during the six months ended June 30, 2025. General and administrative expenses related to Porch Shareholder Interest were $46.9 million in the six months ended June 30, 2025, as detailed in the table below. Porch Shareholder Interest General and Administrative is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Change in fair value of derivatives. The fair value of the derivative liability decreased in the six months ended June 30, 2025, compared increasing during the six months ended June 30, 2024. The value is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements. The change in fair value of derivatives related entirely to Porch Shareholder Interest.
Gain on extinguishment of debt. In connection with the repurchase of a portion of the 2026 Notes, we recognized a $4.9 million gain on extinguishment of debt during the three months ended June 30, 2024, compared to less than $0.1 million during the three months ended June 30, 2025. See Note 9 in the unaudited Notes to Condensed Consolidated Financial Statements. The gain on extinguishment of debt related entirely to Porch Shareholder Interest.
Investment income and realized gains and losses, net of investment expenses. Total investment income and realized gains, net of investment expenses, including the Reciprocal were $5.5 million and $7.2 million in the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by unfavorable market conditions, which resulted in lower returns on our investment portfolio. Investment income and realized gains, net of investment expenses, related to Porch Shareholder Interest was $0.8 million for the six months ended June 30, 2025. Porch Shareholder Interest Other Income is a non-GAAP measure. See Non-GAAP Financial Measures section for definition
Other income, net. Total consolidated other income, net, including the Reciprocal decreased by $15.2 million from $25.1 million in the six months ended June 30, 2024, to $9.9 million in the six months ended June 30, 2025. The decrease is primarily driven by a $14.9 million gain on settlement of contingent consideration and a $5.3 million loss on sale of our EIG business, both which occurred during the months ended June 30, 2024, with no comparable event during the six months ended June 30, 2025. Additionally, recoveries on reinsurance contracts were approximately $4.5 million lower in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. See Note 14 in the unaudited Notes to Condensed Consolidated Financial Statements for detail of other income, net, for each period presented. Other income, net, related to Porch Shareholder Interest was $17.5 million for the six months ended June 30, 2025. Porch Shareholder Interest Other Income is a non-GAAP measure. See Non-GAAP Financial Measures section for definition

The following tables summarize operating results of our four segments as well as corporate expenses and eliminations.

	Six Months Ended June 30, 2025
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Porch Shareholder Interest Subtotal (2)	Reciprocal Segment	Eliminations Related to Reciprocal Segment (3)	Consolidated
Revenue	$117,196	$46,012	$32,371	$—	$(4,015)	$191,564	$95,347	$(62,871)	$224,040
Cost of revenue	17,007	11,352	4,904	—	(7)	33,256	50,145	(682)	82,719
Gross Profit	100,189	34,660	27,467	—	(4,008)	158,308	45,202	(62,189)	141,321
Gross Margin	—	—	—	—	—	—	—	—	—

Less: Operating expenses:
Selling and marketing	52,552	18,395	20,263	806	(4,008)	88,008	11,046	(42,680)	56,374
Product and technology	4,990	8,913	2,198	8,483	—	24,584	1,693	—	26,277
General and administrative	9,690	5,130	6,390	25,729	—	46,939	27,457	(19,509)	54,887
Operating income (loss)				(35,018)	—	(1,223)	5,006	—	3,783
Other expense (income)	(10,447)	(19)	(203)	(356)	—	(11,025)	3,009	—	(8,016)
Income (loss) before income taxes				(34,662)	—	9,802	1,997	—	11,799
Income tax benefit (provision)				1,172	—	1,172	(988)	—	184
Net income (loss)				$(33,490)	$—	$10,974	$1,009	$—	$11,983
Less: Net income attributable to the Reciprocal									1,009
Net income attributable to Porch									$10,974

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(33,490)		$10,974			$11,983
Less Reconciling items:
Net income attributable to the Reciprocal						—			1,009
Depreciation and amortization	(176)	(6,430)	(1,725)	(1,154)	—	(9,485)			(9,485)
Stock-based compensation expense	(1,718)	(1,453)	(825)	(8,914)	—	(12,910)			(12,910)
Gain (loss) on extinguishment of debt	—	—	—	34	—	34			34
Interest expense	—	(2)	1	(23,220)	—	(23,221)			(23,221)
Income tax provision	—	—	—	1,172	$—	1,172			1,172
Mark-to-market gains (losses)	—	—	28	15,916	—	15,944			15,944
Recoveries of Losses on Reinsurance Contracts	—	—	—	7,100	—	7,100			7,100
Other gains and losses	(168)	13	53	(49)	—	(151)			(151)
Adjusted EBITDA (Loss) (4)	$45,466	$10,113	$1,287	$(24,375)		$32,491			$32,491
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
(4)Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

	Six Months Ended June 30, 2024
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Subtotal	Reciprocal Segment	Eliminations Related to Reciprocal Segment (2)	Consolidated
Revenue	$81,439	$44,308	$35,044	$—	$(509)	$160,282	$96,234	$(30,229)	$226,287
Cost of revenue	44,867	11,501	7,323	—	(36)	63,655	115,678	(6,921)	172,412
Gross Profit	36,572	32,807	27,721	—	(473)	96,627	(19,444)	(23,308)	53,875
Gross Margin	45%	74%	79%	—%	93%	60%	(20)%	77%	24%

Less: Operating expenses:
Selling and marketing	28,077	20,402	18,991	1,223	(473)	68,220	22,233	(23,308)	67,145
Product and technology	448	8,801	1,979	10,617	—	21,845	3,374	—	25,219
General and administrative	3,344	7,948	5,921	27,591	—	44,804	3,854	—	48,658
Operating income (loss)				(39,431)	—	(38,242)	(48,905)	—	(87,147)
Other expense (income)	(11,976)	(14,946)	77	18,483	—	(8,362)	(1,966)	—	(10,328)
Income (loss) before income taxes				(57,914)	—	(29,880)	(46,939)	—	(76,819)
Income tax benefit (provision)				(866)	—	(866)	—	—	(866)
Net income (loss)				$(58,780)	$—	$(30,746)	$(46,939)	$—	$(77,685)

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(58,780)		$(30,746)			$(77,685)
Less: Reconciling items:
Depreciation and amortization	(1,985)	(7,586)	(2,009)	(925)	—	(12,505)			(12,519)
Stock-based compensation expense	(734)	(2,343)	(1,061)	(8,335)	—	(12,473)			(12,473)
Gain (loss) on extinguishment of debt	—	—	—	4,891	—	4,891			4,891
Interest expense	—	21	(14)	(21,050)	—	(21,043)			(21,113)
Income tax provision	—	—	—	(866)	—	(866)			(866)
Mark-to-market gains (losses)	—	(909)	1,209	(5,698)	—	(5,398)			(5,398)
Recoveries of Losses on Reinsurance Contracts	8,664	—	—	2,981	—	11,645			11,645
Other gains and losses	(19)	14,829	(7)	(2,521)	—	12,282			9,709
Adjusted EBITDA (Loss) (3)	$10,753	$6,590	$2,635	$(27,257)		$(7,279)			$(51,561)
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

Porch Shareholder Interest Year-to-Date Results (Non-GAAP)
Effective January 1, 2025, Porch Group Inc. shareholders own three segments: Insurance Services, Software & Data, and Consumer Services. Together, these segments—offset by corporate expenses—comprise what we refer to as the “Porch Shareholder Interest.” These segments contribute to Net Income Attributable to Porch and are what is expected to generate cash for Porch shareholders. Comparative period amounts in the following table include only the Insurance Services, Software & Data, and Consumer Services segments as well as corporate expenses. Certain amounts presented in the following table are non-GAAP measures and are reconciled to the nearest GAAP measure in the earlier “Consolidated Year-to-Date Results” section.

		Six Months Ended June 30,
		2025	2024 (1)	Change
Porch Shareholder Interest Revenue	(1)	$191,564	$160,282	$31,282
Porch Shareholder Interest Gross Profit	(1)	$158,308	$96,627	$61,681
Porch Shareholder Interest Adjusted EBITDA (Loss)	(1)	$32,491	$(7,279)	$39,770
______________________________________
(1)Porch Shareholder Interest Revenue, Gross Profit, and Adjusted EBITDA (Loss) are non-GAAP measures. For the six months ended June 30, 2025, Porch Shareholder Interest Adjusted EBITDA (Loss) is equivalent to total Adjusted EBITDA (Loss) for consolidated Porch, as Porch Group no longer owns HOA following its sale to the Reciprocal on January 1, 2025. See Non-GAAP Financial Measures section.
For the six months ended June 30, 2025, revenue for Porch Shareholder Interest increased $31.3 million when compared to the same segments in the prior year period. The increase was primarily due to the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as Porch acts as its manager, and an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025. This increase was partially offset by an increase in the average coverage period of our warranty products, resulting in revenue being recognized over a longer timeframe, and strategic shift to lower revenue, higher profit services in our moving businesses.
Porch Shareholder Interest Gross Profit improved by $61.7 million for the three months ended June 30, 2025, when compared to the prior year period. This improvement was primarily driven by higher revenue resulting from increased ceding activity from the Reciprocal Segment, as well as a reduction in weather-related claims compared to the three months ended June 30, 2024. Porch Shareholder Interest Gross Profit is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Porch Shareholder Interest Adjusted EBITDA (Loss) improved by $39.8 million for the three months ended June 30, 2025, compared to the prior year period. The improvement was primarily driven by increased ceding activity from the Reciprocal Segment and the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees and a reduction in weather-related claims. Our Insurance Services segment benefited from the receipt of management fees from the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Our other segment and corporate costs also declined due to lower professional fees, reduced reliance on third-party consultants, and strong cost control. Porch Shareholder Interest Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Six Months Ended June 30,
		2025	2024	Change
Revenue		$117,196	$81,439	$35,757
Gross Profit		$100,189	$36,572	$63,617
Gross Margin		85%	45%
Adjusted EBITDA	(1)	$45,466	$10,753	$34,713
Adjusted EBITDA Margin	(1)	39%	13%
Reciprocal Written Premium (in millions)	(2)	$218	$—	N/A
Reciprocal Policies Written (in thousands)	(2)	79	—	N/A
Reciprocal Written Premium per Policy (unrounded)	(2)	$2,770	$—	N/A
______________________________________
(1)Insurance Services Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the six months ended June 30, 2025, Insurance Services segment revenue was $117.2 million. For the six months ended June 30, 2024, Insurance Services segment revenue was $81.4 million. The 44% increase in Insurance Services segment revenue was primarily driven an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025. Additionally, revenue increased due to the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as Porch acts as its manager.
Our Insurance Services segment generates economics in several ways: management fees based on a percentage of Reciprocal Written Premium, policy fees based on the number of Reciprocal Policies Written, non-catastrophic weather quota share reinsurance to improve capital efficiency for the Reciprocal, lead fees from third-party insurance agencies, and interest from the surplus note due from the Reciprocal. Insurance Services revenue as a percentage of Reciprocal Written Premium was 54% for the three months ended June 30, 2025
For the six months ended June 30, 2025, Insurance Services segment gross profit was $100.2 million. For the six months ended June 30, 2024, Insurance Services segment profit was $36.6 million. The increase in gross profit was primarily driven by higher revenue resulting from increased ceding activity from the Reciprocal Segment, as well as a reduction in weather-related claims compared to the three months ended June 30, 2024.
Insurance Services Adjusted EBITDA was $45.5 million in the second quarter of 2025, which improved compared to prior year primarily due to the various commissions and fees beginning January 1, 2025, including interest income from the surplus note due from the Reciprocal Segment.
Insurance Services Adjusted EBITDA Margin increased to 39% for the six months ended June 30, 2025, primarily due to the increase in revenue driven by increased ceding activity from the Reciprocal Segment. The Adjusted EBITDA Margin increase outpaced the increase in revenue, reflecting a reduction in weather-related claims and higher interest income earned on surplus notes with the Reciprocal Segment.

SOFTWARE & DATA

		Six Months Ended June 30,
		2025	2024	Change
Revenue		$46,012	$44,308	$1,704
Gross Profit		$34,660	$32,807	$1,853
Gross Margin		75%	74%
Adjusted EBITDA	(1)	$10,113	$6,590	$3,523
Adjusted EBITDA Margin	(1)	22%	15%
Average Number of Companies (in thousands)	(2)	24,160
Annualized Average Revenue per Company (unrounded)	(2)	$3,809
______________________________________
(1)Software & Data Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the six months ended June 30, 2025, Software & Data segment revenue was $46.0 million. For the six months ended June 30, 2024, Software & Data segment revenue was $44.3 million. Revenue was impacted by an increase in transaction volume of our Home Factors product and price increases of our title insurance software.
For the six months ended June 30, 2025, Software & Data segment gross profit was $34.7 million. For the six months ended June 30, 2024, Software & Data segment gross profit was $32.8 million. Gross Profit improvement correlated with the increase in Software & Data segment revenue.
Software & Data Adjusted EBITDA was $10.1 million in the second quarter of 2025, which improved compared to prior year due to strong cost control, including a reduction in workforce, lower professional fees, and lower rent expense from an expired lease.
Software & Data Adjusted EBITDA Margin increased to 22% for the three months ended June 30, 2025, reflecting improved operational efficiency. While revenue increased by 4% compared with the prior year, primarily due to title insurance software price increases and higher transaction volume of our Home Factors product, Adjusted EBITDA Margin growth was driven by reduction in operating costs from strong cost control, including a reduction in workforce and lower professional fees.

CONSUMER SERVICES

		Six Months Ended June 30,
		2025	2024	Change
Revenue		$32,371	$35,044	$(2,673)
Gross Profit		$27,467	$27,721	$(254)
Gross Margin		85%	79%
Adjusted EBITDA	(1)	$1,287	$2,635	$(1,348)
Adjusted EBITDA Margin	(1)	4%	8%
Monetized Services (in thousands)	(2)	158,245
Average Revenue per Monetized Service (unrounded)	(2)	$205
______________________________________
(1)Consumer Services Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the six months ended June 30, 2025, Consumer Services segment revenue was $32.4 million. For the six months ended June 30, 2024, Consumer Services segment revenue was $35.0 million. The decrease in revenue was primarily driven by an increase in the average coverage period of our warranty products, resulting in revenue being recognized over a longer timeframe. The decrease in revenue was also driven by a strategic shift to lower revenue higher profit services in our moving businesses.
Consumer Services Adjusted EBITDA was $1.3 million in the second quarter of 2025, which decreased compared to prior year, was primarily driven by the decrease in monthly revenue resulting from a longer warranty coverage period. The new longer warranty is priced higher but results in a lower monthly rate. An increase in direct mail marketing expense for new warranty products also contributed to the change from prior year.
Consumer Services Adjusted EBITDA Margin decreased to 4% for the three months ended June 30, 2025, primarily driven by decrease in monthly revenue related to longer coverage period of our warranty products and the shift to higher profit moving services.

CORPORATE

	Six Months Ended June 30,
	2025	2024	Change
Selling and marketing	$806	$1,223	$(417)
Product and technology	8,483	10,617	$(2,134)
General and administrative	25,729	27,591	$(1,862)
Other	(10,643)	(12,174)	$1,531
Adjusted EBITDA Loss	$24,375	$27,257	$(2,882)
______________________________________
(1)Adjusted EBITDA Loss is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Corporate expenses decreased for the three months ended June 30, 2025, compared to the the same period for 2024. The decrease was driven primarily by lower professional fees and reduced reliance on third-party consultants as well as strong cost control across the business. Our cost control measures included centralizing administrative functions and shifting hiring to target lower-cost locations.

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

Liquidity and Capital Resources
In our early years, we raised capital primarily through equity investments. As a publicly traded company, we have relied on convertible debt as our primary source of capital. As of June 30, 2025, we had $487.9 million of aggregate principal amount outstanding in convertible notes.
Based on our current operating and growth plan, management believes cash and cash equivalents and liquid investments at June 30, 2025, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
We may, at any time and from time to time, seek to retire or purchase our outstanding debt or equity through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
We incurred net losses historically, resulting in an accumulated deficit of $633.9 million at June 30, 2025, and $754.9 million at December 31, 2024. Our results of operations during the six months ended June 30, 2025, were favorable and have reduced the accumulated deficit since December 31, 2024.
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

	June 30, 2025	December 31, 2024
Cash and cash equivalents of Porch Shareholder Interest	$76,091	$46,526
Short-term investments of Porch Shareholder Interest	3,746	1,613
Long-term investments of Porch Shareholder Interest	29,228	13,509
Unrestricted cash, cash equivalents, and investments of Porch Shareholder Interest	109,065	61,648
Restricted cash and cash equivalents of Porch Shareholder Interest	8,407	28,244
All cash, cash equivalents, investments, and restricted cash and cash equivalents of Porch Shareholder Interest	$117,472	$89,892

2026 Convertible Senior Unsecured Notes
As of June 30, 2025, the outstanding principal was $20.5 million on our 0.75% Convertible Senior Unsecured Notes due on September 15, 2026 (the “2026 Notes”).
On May 27, 2025, we completed a series of privately negotiated refinancing transactions with certain holders of our 0.75% Convertible Senior Unsecured Notes due in September 2026 (the “2026 Notes”). As part of these refinancing transactions, we:
•Exchanged $96.8 million aggregate principal amount of 2026 Notes for $83.0 million aggregate principal amount of newly issued 9.00% Convertible Senior Unsecured Notes due 2030 (the “2030 Notes”),
•Issued an additional $51.0 million aggregate principal amount of 2030 Notes for cash to the same investors that participated in the exchange, and
•Repurchased $47.5 million aggregate principal amount of 2026 Notes for $47.3 million in cash.
After funding the cash portion of the repurchase and related expenses, net cash proceeds were approximately $3.7 million. We used these proceeds, along with existing cash on hand, to repurchase an additional $8.9 million aggregate principal amount of the 2026 Notes for $8.4 million cash in May 2025. We recognized a net gain on extinguishment of debt of less than $0.1 million in the second quarter of 2025.
In July 2025, we repurchased a total $11.8 million aggregate principal amount of our 2026 Notes for $11.3 million, representing 96.5% par value. We expect to recognize a gain on extinguishment of debt of approximately $0.3 million during the third quarter of 2025. After this transaction, the outstanding principal of the 2026 Notes was $8.8 million. Our Board of Directors has authorized management to repurchase the remaining 2026 Notes in cash in the open market or through privately negotiated transactions.
We may redeem for cash all or any portion of the 2026 Notes at our option if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “Conversion Rate”). The Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026. In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under certain circumstances described in our Annual Report for the year ended December 31, 2024.
2028 Convertible Senior Secured Notes
As of June 30, 2025, the outstanding principal was $333.3 million on our 6.75% Convertible Senior Secured Notes due in 2028 (the “2028 Notes”). The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions.
2030 Convertible Senior Unsecured Notes
As of June 30, 2025, the outstanding principal was $134.0 million on our 9.00% Convertible Senior Unsecured Notes due in 2030.
The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.71 per share (the “Conversion Rate”). The conversion price is subject to adjustment based on the Conversion Rate then in effect. If all outstanding 2030 Notes were converted in full at this initial conversion price as of the closing date, this would have equated to approximately 8.5 million shares of common stock. These shares, along with Conversion Rate, are subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes. Holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) on or after February 15, 2030, until the close of business on the second trading day immediately preceding the maturity date of May 15, 2030. In addition, holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding February 15, 2030, only under the following circumstances:
•during any fiscal quarter commencing after the calendar quarter ending September 30, 2025, if our common stock price exceeds 120% (or $18.85) of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
•during five business days after any five consecutive trading days in which the trading price per one thousand dollars of 2030 Notes was less than 98% of the product of the closing sale price of our common stock and the then current conversion rate;
•upon the occurrence of certain corporate actions;
•upon the occurrence of a fundamental change, a make-whole fundamental change or any share exchange event; or
•prior to the related redemption date if we elect to exercise the company call option.
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option as described below, we would, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 101.8132 shares of common stock per one thousand dollars of principal amount of the 2030 Notes). As of June 30, 2025, none of the conditions of the 2030 Notes to early convert were met.
The 2030 Notes are also redeemable at the option of the Company on or after November 20, 2026, if the last reported sale price of Porch’s common stock has been at least 120% (or $18.85) of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.
The 2030 Notes are senior unsecured obligations, accrue interest at a rate of 9.00%, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2025. The 2030 Notes mature on May 15, 2030, unless earlier converted, redeemed, or repurchased.
Liquidity and Capital Resources of the Reciprocal (Consolidated VIE)
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments of the Reciprocal.

		June 30, 2025	December 31, 2024
Cash and cash equivalents of the Reciprocal		$102,376	$121,117
Short-term investments of the Reciprocal		1,181	22,485
Long-term investments of the Reciprocal		170,963	145,144
		274,520	288,746
Restricted cash and cash equivalents of the Reciprocal	(1)	1,019	895
		$275,539	$289,641
______________________________________
(1)See Note 1 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of the nature of restrictions.

As of June 30, 2025, the Reciprocal had $299.2 million in total statutory surplus combined with non-admitted assets. Insurance companies in the United States are required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which the Reciprocal operates have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of our reinsurance programs.
Cash Flow Information
The following table provides a summary of consolidated cash flow information for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net cash provided by (used in) operating activities	$24,391	$(17,505)	$41,896	(239)%
Net cash provided by (used in) investing activities	(25,269)	8,764	(34,033)	(388)%
Net cash used in financing activities	(8,011)	(3,126)	(4,885)	156%
Change in cash, cash equivalents and restricted cash and cash equivalents	$(8,889)	$(11,867)	$2,978	(25)%

Operating Cash Flows
Net cash provided by operating activities was $24.4 million for the six months ended June 30, 2025. Net cash provided by operating activities was primarily driven by higher reinsurance for weather-related activity in the prior year. The increase in reinsurance recoverables due led to greater cash collections when compared to the prior year.
Net cash used in operating activities was $17.5 million for the six months ended June 30, 2024. Net loss and changes in working capital were partially offset by positive cash flow from the non-recurring cash receipt of $25 million related to the Aon agreement (see Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements).
Investing Cash Flows
Net cash used in investing activities was $25.3 million for the six months ended June 30, 2025. Net cash used in investing activities is primarily related to proceeds from maturities and sales of investments of $57.2 million offset by purchases of investments of $75.4 million and investments in developing internal-use software of $6.8 million.
Net cash provided by investing activities was $8.8 million for the six months ended June 30, 2024. Net cash provided by investing activities was primarily related to proceeds from sale of EIG of $10.9 million and maturities and sales of investments of $22.6 million offset by purchases of investments of $19.2 million and investments in developing internal-use software of $5.5 million.
Financing Cash Flows
Net cash used in financing activities was $8.0 million for the six months ended June 30, 2025. Net cash used in financing activities primarily relates to $55.9 million of repurchases of 2026 Notes. We also incurred $2.2 million in debt issuance costs associated with the issuance of the 2030 Notes. These outflows were partially offset by $51.0 million in proceeds from the issuance of the 2030 Notes.
Net cash used in financing activities was $3.1 million for the six months ended June 30, 2024. Net cash used in financing activities was primarily related to the partial repurchase of 2026 Notes for $3.0 million.

Supplemental Cash Flow Information
The following table provides further detail of cash flows of Porch Group and cash flows of the Reciprocal Segment for the six months ended June 30, 2025.

	Consolidated	Reciprocal Segment	Eliminations	Porch Shareholder Interest (1)
Net cash provided by (used in) operating activities	$24,391	$(17,678)	$—	$42,069

Cash flows from investing activities:
Purchases of property and equipment and capitalized software development costs	(7,027)	(6)	—	(7,021)
Maturities, sales, (purchases) of investments, net	(18,242)	(933)	—	(17,309)
Issuance of surplus note to Reciprocal	—	—	46,813	(46,813)
Sale of HOA to the Reciprocal	—	(46,813)	—	46,813
Net cash provided by (used in) investing activities	(25,269)	(47,752)	46,813	(24,330)

Cash flows from financing activities:
Proceeds from surplus note with Porch	—	46,813	(46,813)	—
Proceeds from debt issuance	51,000	—	—	51,000
Repayments of principal	(55,858)	—	—	(55,858)
Other financing activities	(3,153)	—	—	(3,153)
Net cash provided by (used in) financing activities	(8,011)	46,813	(46,813)	(8,011)

Net change in cash and cash equivalents & restricted cash and cash equivalents	(8,889)	(18,617)	—	9,728
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	196,782	122,012	—	74,770
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$187,893	$103,395	$—	$84,498

Supplemental disclosures
Cash received (paid) for interest on intercompany surplus notes	—	(9,181)	—	9,181
______________________________________
(1)Porch Shareholder Interest net cash provided by (used in) operating, investing, and financing activities are non-GAAP measures. See Non-GAAP Financial Measures section. This table reconciles these non-GAAP measures to the nearest GAAP measures in the “Consolidated” column.

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

	Three Months Ended June 30,
	2025		2024
	Amount	Margin	Amount	Margin
Net income (loss)	$8,247	7%	$(64,323)	(58)%
Net loss (income) attributable to the Reciprocal	(5,668)	(5)%	—	—%
Interest expense	12,026	10%	10,326	9%
Income tax provision (benefit)	(1,186)	(1)%	688	1%
Depreciation and amortization	4,461	4%	6,202	6%
Gain on extinguishment of debt	(34)	—%	—	—%
Other income, net	(95)	—%	(704)	(1)%
Loss (gain) on reinsurance contract	—	—%	(1,095)	(1)%
Stock-based compensation expense	8,000	7%	7,105	6%
Mark-to-market losses (gains)	(9,975)	(8)%	5,405	5%
Restructuring costs	(187)	—%	1,635	1%
Acquisition and other transaction costs	41	—%	(12)	—%
Adjusted EBITDA (Loss)	$15,630	13%	$(34,773)	(31)%

Revenue	$119,295	100%	$110,844	100%

	Six Months Ended June 30,
	2025		2024
	Amount	Margin	Amount	Margin
Net income (loss)	$11,983	5%	$(77,685)	(34)%
Net loss (income) attributable to the Reciprocal	(1,009)	—%	—	—%
Interest expense	23,221	10%	21,113	9%
Income tax provision (benefit)	(1,172)	(1)%	866	—%
Depreciation and amortization	9,485	4%	12,519	6%
Gain on extinguishment of debt	(34)	—%	(4,891)	(2)%
Other income, net	(7,257)	(3)%	(22,206)	(10)%
Loss (gain) on reinsurance contract	—	—%	(1,106)	—%
Stock-based compensation expense	12,910	6%	12,473	6%
Mark-to-market losses (gains)	(15,944)	(7)%	5,398	2%
Restructuring costs	132	—%	1,792	1%
Acquisition and other transaction costs	176	—%	166	—%
Adjusted EBITDA (Loss)	$32,491	15%	$(51,561)	(23)%

Revenue	$224,040	100%	$226,287	100%
The impact of corporate expenses on Adjusted EBITDA (Loss) is also a non-GAAP financial measure. Reconciliations of these non-GAAP financial measures to the nearest GAAP measure are included in the Consolidated Results sections.

Porch Shareholder Interest
Certain amounts related to Porch Shareholder Interest are non-GAAP financial measures. We define Porch Shareholder Interest as the Insurance Services, Software & Data, and Consumer Services segments, together with corporate expenses.
The operating results of these segments comprise “Net income (loss) attributable to Porch” in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Reconciliations of the following non-GAAP financial measures to the nearest GAAP measure are included in the Consolidated Results sections:
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

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the 2024 Annual Report, including those policies as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in the 2024 Annual Report. There have been no material changes to these policies during the six months ended June 30, 2025.

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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2025, and December 31, 2024, we had interest-bearing debt of $487.9 million and $507.3 million, respectively. Our 0.75% convertible senior unsecured notes due in September 2026 (the “2026 Notes”) have a principal balance of $20.5 million as of June 30, 2025, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% convertible senior secured notes due in October 2028 (the “2028 Notes”) have a principal balance of $333.3 million as of June 30, 2025, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Our 9.00% convertible senior unsecured notes due in May 2030 (the “2030 Notes”) have a principal balance of $134.0 million as of June 30, 2025, a fixed coupon rate of 9.00%, and an effective interest rate of 9.2%. Interest expense includes both contractual interest expense and amortization of debt issuance costs and discount. The following table provides details of interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense for 2026 Notes	$230	$407	556	821
Contractual interest expense for 2028 Notes	5,625	5,625	11,250	11,250
Contractual interest expense for 2030 Notes	1,005	—	1,005	—
Amortization of debt issuance costs and discount for 2026 Notes	167	292	403	588
Amortization of debt issuance costs and discount for 2028 Notes	5,114	4,263	10,251	8,584
Amortization of debt issuance costs for 2030 Notes	36	—	36	—
	$12,177	$10,587	23,501	21,243
Because the coupon rates are fixed, interest expense on our debt will not change if market interest rates increase.
As of June 30, 2025, Porch has a $33.0 million portfolio of fixed income securities and an unrealized gain (loss) of $0.4 million while the Reciprocal has a $172.1 million portfolio of fixed income securities and an unrealized gain loss of $(2.0) million, as described in Note 5 in the unaudited Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.

As of June 30, 2025, accounts receivable balances were $12.2 million and $6.2 million for Porch and the Reciprocal, respectively, and reinsurance balance due for the Reciprocal was $45.5 million. These are not interest-bearing assets, and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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
Foreign Currency Risk
There was no material foreign currency risk for the six months ended June 30, 2025. Our activities to date have been conducted primarily in the United States.
Other Risks
We are exposed to a variety of market and other risks, including risks to the availability of funding sources, reinsurance providers, weather and other catastrophic hazard events, and specific asset risks. As the manager of the Reciprocal, our results of operations are tied to the growth and financial condition of the Reciprocal. If any events occur that impair the Reciprocal's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Reciprocal could find it more difficult to retain its existing business and attract new business. A decline in the business of the Reciprocal almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees we receive. We also have an exposure to a concentration of credit risk related to the unsecured receivables due from the Reciprocal for net management fee and other reimbursements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of June 30, 2025.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16 in the unaudited Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation and legal proceedings.
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

Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.
Risks Related to our 2030 Notes
The conditional conversion feature of the 2030 Notes, if triggered, may adversely affect our financial condition and operating results.
We completed an offering of the Convertible Senior Unsecured Notes due in 2030 (the “2030 Notes”) in May 2025. In the event the conditional conversion feature of the 2030 Notes is triggered, holders of 2030 Notes will be entitled to convert the 2030 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2030 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2030 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2030 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of our 2030 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of our 2030 Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2030 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Additionally, the existence of the 2030 Notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated conversion of the 2030 Notes into shares of our common stock could depress the price of our common stock.
Certain provisions in the indenture governing the 2030 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the 2030 Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the 2030 Notes requires us to repurchase the 2030 Notes for cash upon the occurrence of a fundamental change (as defined in the indenture governing the 2030 Notes) of us and, in certain circumstances, to increase the conversion rate for a holder that converts their 2030 Notes in connection with a make-whole fundamental change (as defined in the indenture governing the 2030 Notes). A takeover of us may trigger the requirement that we repurchase the 2030 Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The accounting method for the 2030 Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the 2030 Notes on our balance sheet, accruing interest expense for the 2030 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that the 2030 Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2030 Notes, net of issuance costs. The issuance costs attributable to the 2030 Notes will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2030 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2030 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2030 Notes, which will result in lower reported income. In addition, we expect that the shares underlying the 2030 Notes will be reflected in our diluted earnings per share using the “if converted” method. However, if reflecting the 2030 Notes in diluted earnings per share is anti-dilutive, then the shares underlying the 2030 Notes will not be reflected in our diluted earnings per share. Accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the 2030 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2030 Notes as current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2030 Notes and could materially reduce our reported working capital.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None, other than as disclosed in the Company’s Form 8-K filed with the SEC on May 28, 2025.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Regi Vengalil, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) on June 6, 2025 (the “10b5-1 Plan”). The 10b5-1 Plan is scheduled to terminate on September 15, 2026, and covers the sale of up to an aggregate of 40,000 shares of the Company’s common stock to help satisfy tax obligations upon the vesting of shares received for service on the Board of Directors. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.
Amanda Reierson, a member of our Board of Directors, entered into a 10b5-1 Plan (as such term is defined in Item 408(a) of Regulation S-K) on June 13, 2025. The 10b5-1 Plan is scheduled to terminate on June 19, 2026, and covers the sale of up to an aggregate of 60,000 shares of the Company’s common stock to help satisfy tax obligations upon the vesting of shares received for service on the Board of Directors. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.
No other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2025.

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
4.1
Indenture, dated as of May 27, 2025, by and between Porch Group, Inc. and U.S. Bank Trust Company, National Association, in its capacity as trustee thereunder (incorporate by reference to Exhibit 4.1 of the Company’s For 8-K (File No. 001-39142), filed with the SEC on May 28, 2025).

4.2	Form of 9.00% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 28, 2025).
10.1#
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 8, 2025).

10.2#	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 8, 2025).
10.3#	Form of Unrestricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on May 8, 2025).
10.4	Form of Exchange and Subscription Agreement (incorporate by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 20, 2025).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Date: August 5, 2025

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)