Form 10-Q
period 2025-09-30
Porch Group, Inc.
filed 2025-11-06
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of October 31, 2025, was 123,683,561. This includes 18,312,208 shares of common stock held by Porch Reciprocal Exchange, the registrant’s affiliate. These shares held by our affiliate are considered treasury shares for GAAP accounting purposes and under Delaware law are not considered outstanding for quorum and are not entitled to vote or receive dividends.

Introductory Note
On January 1, 2025, Porch Group, Inc., (“Porch”) sold its legacy homeowners insurance carrier, Homeowners of America, to the newly formed Porch Reciprocal Exchange (the “Reciprocal”), a separate entity which is owned by its policyholder-members and is accounted for as a variable interest entity. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Porch and its subsidiaries as well as the Reciprocal. The Reciprocal is managed, but not owned, by Porch and is consolidated for reporting purposes. References to “Porch Shareholder Interest” include businesses the Company owns and exclude the Reciprocal.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

		September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents		$73,433	$167,643
Accounts receivable, net		13,222	19,106
Short-term investments		11,607	24,099
Reinsurance balance due		—	92,303
Prepaid expenses and other current assets		9,912	32,837
Restricted cash and cash equivalents		8,128	29,139
Total current assets		116,302	365,127
Property, equipment, and software, net		28,399	22,542
Goodwill		191,907	191,907
Long-term investments		38,895	158,652
Intangible assets, net		32,200	68,746
Other assets		6,839	6,994
Assets of Reciprocal:	(1)
Cash and cash equivalents, including restricted		111,235	—
Accounts receivable, net		7,243	—
Short-term investments		3,767	—
Reinsurance balance due		36,104	—
Prepaid expenses and other current assets		16,484	—
Intangible assets, net		24,282	—
Long-term investments		174,089	—
Total assets		$787,746	$813,968
______________________________________
(1)Porch Reciprocal Exchange (the “Reciprocal”) is a consolidated variable interest entity not owned by Porch (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited) - Continued
(all numbers in thousands unless otherwise stated, except per share data)

		September 30, 2025	December 31, 2024
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable		$4,593	$4,538
Accrued expenses and other current liabilities		56,961	41,245
Deferred revenue		4,540	248,669
Refundable customer deposits		13,284	12,629
Current debt		7,762	150
Losses and loss adjustment expense reserves		—	67,785
Other insurance liabilities, current		—	39,140
Total current liabilities		87,140	414,156
Long-term debt		379,368	403,788
Other liabilities		14,777	39,249
Liabilities of Reciprocal:	(1)
Accounts payable and other current liabilities		7,767	—
Deferred revenue		203,542	—
Losses and loss adjustment expense reserves		57,061	—
Other insurance liabilities, current		26,715	—
Other liabilities		889	—
Total liabilities		777,259	857,193

Commitments and contingencies (Note 16)

Stockholders' equity (deficit)
Common stock, $0.0001 par value per share		10	10
Additional paid-in capital		616,511	717,066
Accumulated other comprehensive income (loss)		350	(5,446)
Accumulated deficit		(644,790)	(754,855)
Porch stockholders' deficit		(27,919)	(43,225)
Noncontrolling interest related to the Reciprocal		38,406	—
Total stockholders' equity (deficit)		10,487	(43,225)

Total liabilities and stockholders' equity (deficit)		$787,746	$813,968
______________________________________
(1)The Reciprocal is a consolidated variable interest entity not owned by Porch (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(all numbers in thousands unless otherwise state, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$118,082	$111,200	$342,122	$337,487
Cost of revenue	31,135	49,483	113,854	221,895
Gross profit	86,947	61,717	228,268	115,592
Operating expenses:
Selling and marketing	30,180	27,233	86,554	94,378
Product and technology	13,379	12,687	39,656	37,906
General and administrative	27,053	24,301	81,940	72,959
Operating income (loss)	16,335	(2,504)	20,118	(89,651)
Other income (expense):
Interest expense	(13,963)	(10,645)	(37,265)	(31,758)
Change in fair value of private warrant liability	(5,702)	50	(9,312)	1,076
Change in fair value of derivatives	1,785	(1,048)	21,311	(7,772)
Gain on extinguishment of debt	361	22,545	395	27,436
Investment income and realized gains and losses, net of investment expenses	2,989	3,787	8,464	10,957
Other income, net	1,535	2,014	11,428	27,092
Total other income (expense)	(12,995)	16,703	(4,979)	27,031
Income (loss) before income taxes	3,340	14,199	15,139	(62,620)
Income tax benefit (provision)	(4,322)	183	(4,138)	(683)
Net income (loss)	(982)	14,382	11,001	(63,303)
Less: Net income attributable to the Reciprocal	9,875	—	10,884	—
Net income (loss) attributable to Porch	$(10,857)	$14,382	$117	$(63,303)

Earnings Per Share - Basic
Net income (loss) attributable to Porch per share - basic	$(0.10)	$0.14	$—	$(0.64)
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - basic	104,301	100,430	103,064	99,050

Earnings Per Share - Diluted
Net income (loss) attributable to Porch per share - diluted	$(0.10)	$0.12	$—	$(0.64)
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - diluted	104,301	124,033	117,578	99,050

Comprehensive Income
Net income (loss)	$(982)	$14,382	$11,001	$(63,303)
Other comprehensive income:
Change in net unrealized loss, net of tax	1,479	3,840	5,170	2,802
Comprehensive income (loss)	497	18,222	16,171	(60,501)
Less: Comprehensive income attributable to the Reciprocal	11,302	—	15,760	—
Comprehensive income (loss) attributable to Porch	$(10,805)	$18,222	$411	$(60,501)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Noncontrolling Interest (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of June 30, 2025	103,907	(1)	$10	$604,333	$298	$(633,933)	$(29,292)	$27,104	$(2,188)
Net income (loss)	—		—	—	—	(10,857)	(10,857)	9,875	(982)
Other comprehensive income, net of tax	—		—	—	52	—	52	1,427	1,479
Stock-based compensation	430		—	7,181	—	—	7,181	—	7,181
Exercise of stock options	119		—	737	—	—	737	—	737
Exercise of warrants	254		—	4,577	—	—	4,577	—	4,577
Income tax withholdings	(24)		—	(317)	—	—	(317)	—	(317)
Balances as of September 30, 2025	104,686	(1)	$10	$616,511	$350	$(644,790)	$(27,919)	$38,406	$10,487

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of June 30, 2024	100,025	(2)	$10	$702,720	$(4,898)	$(799,741)	$(101,909)	$—	$(101,909)
Net income	—		—	—	—	14,382	14,382	—	14,382
Other comprehensive income, net of tax	—		—	—	3,840	—	3,840	—	3,840
Stock-based compensation	598		—	6,735	—	—	6,735	—	6,735
Income tax withholdings	(51)		—	(91)	—	—	(91)	—	(91)
Balances as of September 30, 2024	100,572	(2)	$10	$709,364	$(1,058)	$(785,359)	$(77,043)	$—	$(77,043)
______________________________________
(1)Excludes 18.3 million shares of common stock held by the Reciprocal as of June 30, 2025, and September 30, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of Homeowners of America (“HOA”) to the Reciprocal in the first quarter of 2025).
(2)Excludes 4.5 million and 18.3 million shares of common stock held by HOA as of June 30, 2024, and September 30, 2024, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements..

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) – Continued
(all numbers in thousands, except share amounts)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of December 31, 2024	101,458	(1)	$10	$717,066	$(5,446)	$(754,855)	$(43,225)	$—	$(43,225)
Net income	—		—	—	—	117	117	10,884	11,001
Other comprehensive income, net of tax	—		—	—	294	—	294	4,876	5,170
Issuance of convertible debt	—		—	13,400	—	—	13,400	—	13,400
Stock-based compensation	2,981		—	20,091	—	—	20,091	—	20,091
Formation of Reciprocal	—		—	(138,096)	5,502	109,948	(22,646)	22,646	—
Exercise of stock options	279		—	1,343	—	—	1,343	—	1,343
Exercise of warrants	254		—	4,577	—		4,577	—	4,577
Income tax withholdings	(286)		—	(1,870)	—	—	(1,870)	—	(1,870)
Balances as of September 30, 2025	104,686	(2)	$10	$616,511	$350	$(644,790)	$(27,919)	$38,406	$10,487

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of December 31, 2023	97,061		$10	690,223	$(3,860)	(722,056)	$(35,683)	$—	$(35,683)
Net loss	—		—	—	—	(63,303)	(63,303)	—	(63,303)
Other comprehensive income, net of tax	—		—	—	2,802	—	2,802	—	2,802
Stock-based compensation	3,523		—	19,208	—	—	19,208	—	19,208
Exercise of stock options	328		—	1,027	—	—	1,027	—	1,027
Income tax withholdings	(340)		—	(1,094)	—	—	(1,094)	—	(1,094)
Balances as of September 30, 2024	100,572	(3)	$10	$709,364	$(1,058)	$(785,359)	$(77,043)	$—	$(77,043)
______________________________________
(1)Excludes 18.3 million shares of common stock held by HOA as of December 31, 2024.
(2)Excludes 18.3 million shares of common stock held by the Reciprocal as of September 30, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).
(3)Excludes 18.3 million shares of common stock held by HOA as of September 30, 2024.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements..

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$11,001	$(63,303)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	17,283	18,568
Provision for doubtful accounts	3,504	(520)
Gain on extinguishment of debt	(395)	(27,436)
Loss on divestiture of business	—	5,331
Change in fair value of private warrant liability	9,312	(1,076)
Change in fair value of derivatives	(21,311)	7,772
Stock-based compensation	20,091	19,208
Non-cash interest expense	31,632	27,624
Gain on settlement of contingent consideration	—	(14,930)
Other operating activities	(1,708)	(3,114)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(4,114)	(1,675)
Reinsurance balance due	55,449	(18,456)
Deferred policy acquisition costs	6,955	10,599
Accounts payable	2,272	(3,616)
Accrued expenses and other current liabilities	1,046	(12,153)
Losses and loss adjustment expense reserves	(10,724)	5,107
Other insurance liabilities, current	(12,425)	42,168
Deferred revenue	(40,904)	2,777
Refundable customer deposits	655	(4,948)
Other assets and liabilities, net	(2,401)	6,993
Net cash provided by (used in) operating activities	65,218	(5,080)
Cash flows from investing activities:
Purchases of property and equipment	(362)	(331)
Capitalized internal use software development costs	(10,513)	(8,590)
Purchases of short-term and long-term investments	(103,999)	(98,148)
Maturities, sales of short-term and long-term investments	64,246	43,990
Proceeds from sale of business	1,217	10,870
Net cash used in investing activities	(49,411)	(52,209)
Cash flows from financing activities:
Proceeds from issuance of debt	51,000	—
Repayments of principal	(68,164)	(23,199)
Cash paid for debt issuance costs	(2,206)	—
Other financing activities	(423)	(66)
Net cash used in financing activities	(19,793)	(23,265)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$(3,986)	$(80,554)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	196,782	297,232
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$192,796	$216,678

Supplemental schedule of non-cash investing and financing activities
Non-cash reduction of convertible notes, net	$14,958	$28,180
Non-cash reduction in advance funding arrangement obligations	$—	$94
Non-cash warrant exercises	$4,473	$—
Supplemental disclosures
Cash paid for interest	$12,106	$12,513
Income taxes paid	$451	$546
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Porch Group, Inc., (“Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company. We differentiate and look to win in the massive and growing homeowners insurance opportunity by:
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
As a leader in the home services software-as-a-service (“SaaS”) space, we’ve built deep relationships with approximately 24 thousand companies who utilize our software. These companies are from industries key to the home-buying transaction, such as home inspectors, title companies, and mortgage companies. These relationships provide us with early insights to United States (“U.S.”) homebuyers and residential properties.
Beginning in January 2025, we operate under four reportable segments that are also our operating segments. Three of these segments are owned by Porch — Insurance Services, Software & Data, and Consumer Services. We collectively call these three segments, along with corporate functions, the “Porch Shareholder Interest.” The fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch and, at this time, is consolidated for reporting purposes as described in the basis of presentation section below. Prior to this change, we historically reported under two reportable segments. See Note 2, Segment Information, for additional information on our reportable segments.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Porch and its subsidiaries as well as the Reciprocal, a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The Reciprocal is managed, but not owned by Porch, and is consolidated at this time as a VIE for reporting purposes. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025. The information as of December 31, 2024, included in the unaudited Condensed Consolidated Balance Sheets was derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other interim period or future year due to various factors such as management estimates and the seasonal nature of some portions of our insurance business.
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
The Reciprocal has exposure and remains liable in the event of insolvency of its reinsurers. The Reciprocal and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. As of September 30, 2025, three reinsurers represented more than 10% individually, and 50% in the aggregate, of the total reinsurance balance due line item on the unaudited Condensed Consolidated Balance Sheets. There are currently no material receivables on the unaudited Condensed Consolidated Balance Sheets related to the Reciprocal’s excess of loss catastrophe program. See Note 12, Reinsurance for the Reciprocal, for more information.
Approximately 55% and 55% of consolidated revenue for the three and nine months ended September 30, 2025, respectively, was derived from customers in Texas and could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of total consolidated revenue for the three and nine months ended September 30, 2025 or 2024. As of September 30, 2025, and December 31, 2024, no individual customer accounted for 10% or more of total accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets.
As of September 30, 2025, we held approximately $179.9 million of cash with five U.S. commercial banks.
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

		September 30, 2025	December 31, 2024
Cash and cash equivalents of Porch	(1)	$73,433	$167,643
Restricted cash and cash equivalents of Porch		8,128	29,139
Cash and cash equivalents of the Reciprocal		110,204	—
Restricted cash and cash equivalents of the Reciprocal		1,031	—
Total cash, cash equivalents, and restricted cash and cash equivalents		$192,796	$196,782
______________________________________
(1)Balance as of December 31, 2024, includes $111.1 million cash and cash equivalents at HOA.

The following table provides the components of restricted cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets:

		September 30, 2025	December 31, 2024
Held as collateral by captive reinsurer for benefit of the Reciprocal	(1)	$14	$20,608
Pledged to state departments of insurance	(2)	—	895
Held for payment of possible warranty claims	(3)	7,114	6,636
Other		1,000	1,000
Restricted cash and cash equivalents		$8,128	$29,139
Restricted cash and cash equivalents of the Reciprocal:
Pledged to state departments of insurance	(2)	$1,031	$—
Restricted cash and cash equivalents		$9,159	$29,139
______________________________________
(1)Held by our captive reinsurance business as collateral for the benefit of the Reciprocal.
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.
(3)Required under regulatory guidelines in 26 states and 23 states as of September 30, 2025, and December 31, 2024, respectively.

Accounts Receivable
Accounts receivable for Porch consist primarily of amounts due from businesses, while accounts receivable for the Reciprocal consist of amounts due from individual policyholders. We estimate allowances for credit losses based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for credit losses. The allowance for credit losses, which relates entirely to Porch, was $1.8 million and $1.7 million as of September 30, 2025, and December 31, 2024, respectively. The Reciprocal had no allowance as of either date.
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
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DACs”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Reciprocal of new or renewal insurance contracts. DACs are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DACs are also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DACs are periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DACs. Amortized deferred acquisition costs included in selling and marketing expense amounted to $10.1 million and $8.2 million for the three months ended September 30, 2025 and 2024, respectively, and $27.5 million and $31.3 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited Condensed Consolidated Balance Sheets. Other insurance liabilities were held by the Reciprocal as of September 30, 2025.

	September 30, 2025	December 31, 2024
Ceded reinsurance premiums payable	$4,577	$17,141
Commissions payable, reinsurers and agents	7,632	7,264
Advance premiums	12,377	8,865
Funds held under reinsurance treaty	1,489	5,284
General and accrued expenses payable	640	586
Other insurance liabilities, current	$26,715	$39,140

Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The new guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. We expect ASU 2023-09 to impact certain of our income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires that public entities disclose, on an annual and interim basis, disaggregated information about specific expense categories (including employee compensation, depreciation, and amortization) presented on the face of the income statement. The guidance will first be effective in annual disclosures for the year ending December 31, 2027. Early adoption is permitted. We are in the process of assessing the impact of ASU 2024-03 on our disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance will first be effective beginning with our first quarter of 2026 and can be applied either prospectively or retrospectively. Early adoption is permitted. We do not expect ASU 2024-04 to have a material impact on our consolidated financial statements and related disclosures.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (ASC Topic 805) and Consolidation (ASC Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which updates the guidance for determining the accounting acquirer in certain equity-based acquisitions of variable interest entities (“VIEs”). The guidance removes the presumption that the primary beneficiary is always the acquirer and instead requires the general guidance for identifying the acquirer under ASC Topic 805 to be applied. The guidance will first be effective beginning with our first quarter of 2027 and may be applied prospectively or retrospectively. Early adoption is permitted. We do not expect ASU 2025-03 to have a material impact on our consolidated financial statements or related disclosures.
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (ASC Topic 718) and Revenue from Contracts with Customers (ASC Topic 606), which clarifies the accounting for share-based payments granted to customers, including classification of performance conditions, treatment of forfeitures, and application of the variable consideration constraint. The guidance will first be effective beginning with our first quarter of 2027 and may be applied prospectively or retrospectively. Early adoption is permitted. We have not granted any share-based payments to customers. As such, we do not expect ASU 2025-04 to have a material impact on our consolidated financial statements or related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient related to estimating expected credit losses. The practical expedient allows entities to assume that conditions that exist when expected credit losses are estimated do not change for the remaining life of the asset. The guidance will first be effective beginning with our first quarter of 2026 and should be applied prospectively. Early adoption is permitted. We do not expect ASU 2025-05 to have a material impact on our consolidated financial statements or related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which aims to modernize the accounting for software costs that are accounted for under ASC Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The updated guidance removes references to project stages and instead requires software costs to be capitalized when both of the following occur: 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The guidance will first be effective in our interim disclosures beginning with the first quarter of 2028 and may be applied prospectively, retrospectively, or using a modified approach. Early adoption is permitted as of the beginning of an annual reporting period. We are in the process of assessing the impact of ASU 2025-06 on our consolidated financial statements and related disclosures.

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
Beginning in January 2025, there was a change in internal reporting provided to the CODM and a change in the lens through which the CODM makes decisions and allocates resources. As a result, our reportable segments, that are also our operating segments, changed from Vertical Software and Insurance prior to 2025 to Insurance Services, Software & Data, Consumer Services, and the Reciprocal Segment. Three of these segments are owned by Porch — Insurance Services, Software & Data, and Consumer Services. Management references the Insurance Services, Software & Data, and Consumer Services segments, together with corporate expenses, as “Porch Shareholder Interest.” The fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch and is consolidated for reporting purposes.
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
The Reciprocal Segment includes HOA and its parent, Porch Reciprocal Exchange, which is a member-owned reciprocal exchange, owned by policyholder members rather than Porch. The Reciprocal Segment provides consumers with insurance to protect their homes, earning revenue primarily through premiums collected on policies.
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
Our segment operating financial performance measures for the Reciprocal Segment are gross profit and Net Income (Loss). These measures are consistent with the information that is regularly provided to and reviewed by the CODM in assessing segment performance and allocating resources. The CODM utilizes Net Income (Loss) rather than Adjusted EBITDA (Loss) for the Reciprocal Segment because Net Income (Loss) includes interest expense associated with the surplus note issued in connection with the formation of the Reciprocal. This interest is a significant component of the Reciprocal Segment’s financial performance, is regularly provided to the CODM, and is therefore considered in his evaluation. Adjusted EBITDA (Loss), by definition, excludes interest expense.

Beginning in 2025, following the formation of the Reciprocal, we began allocating certain expenses to the Insurance Services segment that were historically considered Corporate costs. This allocation is meant to account for fees paid through Corporate shared services on behalf of the Insurance Services segment and related to its management of the Reciprocal. Because this change occurred as a direct result of the formation of the Reciprocal, the allocation is not recast to prior periods.
The following tables present revenue and significant expenses by segment that are regularly provided to the CODM. Other segment items that the CODM does not consider in assessing segment performance are presented to reconcile to each segment’s measure of profit or loss.
The “Corporate” column includes shared expenses that are not allocated to the reportable segments. These consist primarily of selling and marketing, product and technology, accounting, human resources, legal, general and administrative, and other income, expenses, gain and losses.

		Three Months Ended September 30, 2025
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	73,845	24,635	19,367	—	51,941	(51,706)	118,082
Cost of revenue		11,595	6,480	2,758	—	11,509	(1,207)	31,135
Gross Profit		62,250	18,155	16,609	—	40,432	(50,499)	86,947

Significant expenses:
Selling and marketing		35,719	9,832	11,644	483	4,896	(32,394)	30,180
Product and technology		2,583	4,864	1,224	4,121	587	—	13,379
General and administrative		5,147	2,564	2,479	14,237	20,731	(18,105)	27,053
Other segment items:
Depreciation and amortization	(2)	(84)	(3,409)	(808)
Stock-based compensation expense	(2)	(1,183)	(593)	(422)
Interest income on intercompany surplus notes		(3,756)	—	—
Change in fair value of contingent consideration		—	—	8
Other gains and losses	(3)	(1,484)	—	—
Restructuring and other costs		8	(220)	(9)
Acquisition and other transaction costs		—	(11)	—
Adjusted EBITDA (Loss)		$25,300	$5,128	$2,493

Other income (expense):
Interest expense						(10)		(13,963)
Change in fair value of private warrant liability						—		(5,702)
Change in fair value of derivatives						—		1,785
Gain on extinguishment of debt						—		361
Investment income and realized gains and losses, net of investment expenses						2,585		2,989
Other income						—		1,535
Interest expense on intercompany surplus notes						(3,756)		—
Income tax expense (provision)						(3,162)		(4,322)
Net income (loss)						9,875		(982)
Net income attributable to the Reciprocal								9,875
Net loss attributable to Porch								$(10,857)
______________________________________
(1)Revenue includes intersegment revenues of $66.2 million in Insurance Services (which includes fees, commissions, and reinsurance premiums paid by the Reciprocal to Insurance Services), $2.8 million in Software & Data, and $(17.3) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

		Three Months Ended September 30, 2024
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	37,147	23,127	17,800	—	49,153	(16,027)	111,200
Cost of revenue		27,488	5,826	4,285	—	17,708	(5,824)	49,483
Gross Profit		9,659	17,301	13,515	—	31,445	(10,203)	61,717

Significant expenses:
Selling and marketing		12,081	10,136	6,683	426	8,001	(10,094)	27,233
Product and technology		34	4,357	1,116	5,352	1,937	(109)	12,687
General and administrative		1,766	3,244	3,576	13,748	1,967	—	24,301
Other segment items:
Depreciation and amortization	(2)	(985)	(3,648)	(900)
Stock-based compensation expense	(2)	(272)	(1,194)	(539)
Change in fair value of contingent consideration		—	—	(143)
Other gains and losses	(3)	(1,512)	—	—
Restructuring and other costs		(86)	(607)	(133)
Adjusted EBITDA (Loss)		(1,367)	5,013	3,855

Other income (expense):
Interest expense						(1,618)		(10,645)
Change in fair value of private warrant liability						—		50
Change in fair value of derivatives						—		(1,048)
Gain on extinguishment of debt						—		22,545
Investment income and realized gains and losses, net of investment expenses						3,204		3,787
Other income						—		2,014
Income tax benefit (expense)						—		183
Net income						21,126		14,382
______________________________________
(1)Revenue includes intersegment revenues of $32.6 million in Insurance Services (which includes fees, commissions, and reinsurance premiums paid by the Reciprocal Segment to Insurance Services), $0.4 million in Software & Data, and $(17.0) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

		Nine Months Ended September 30, 2025
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	191,041	70,647	51,738	—	147,288	(118,592)	342,122
Cost of revenue		28,602	17,832	7,662	—	61,654	(1,896)	113,854
Gross Profit		162,439	52,815	44,076	—	85,634	(116,696)	228,268

Significant expenses:
Selling and marketing		88,271	28,227	31,907	1,289	15,942	(79,082)	86,554
Product and technology		7,573	13,777	3,422	12,604	2,280	—	39,656
General and administrative		14,837	7,694	8,869	39,966	48,188	(37,614)	81,940
Other segment items:
Depreciation and amortization	(2)	(260)	(9,839)	(2,533)
Stock-based compensation expense	(2)	(2,901)	(2,046)	(1,247)
Interest income on intercompany surplus notes		(11,320)	—	—
Change in fair value of contingent consideration		—	—	36
Restructuring and other costs		(121)	(239)	(158)
Other gains and losses	(3)	(4,367)	—	—
Acquisition and other transaction costs		(39)	—	—
Adjusted EBITDA (Loss)		$70,766	$15,241	$3,780

Other income (expense):
Interest expense						(91)		(37,265)
Change in fair value of private warrant liability						—		(9,312)
Change in fair value of derivatives						—		21,311
Gain on extinguishment of debt						—		395
Investment income and realized gains and losses, net of investment expenses						7,221		8,464
Other income						—		11,428
Interest expense on intercompany surplus notes						(11,320)		—
Income tax expense (provision)						(4,150)		(4,138)
Net income						$10,884		11,001
Net income attributable to the Reciprocal								10,884
Net income attributable to Porch								$117
______________________________________
(1)Revenue includes intersegment revenues of $172.2 million in Insurance Services (which includes fees, commissions, and reinsurance premiums paid by the Reciprocal to Insurance Services), $6.8 million in Software & Data, and $(60.4) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

		Nine Months Ended September 30, 2024
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	118,586	67,436	52,844	—	145,387	(46,766)	337,487
Cost of revenue		72,355	17,326	11,608	—	133,387	(12,781)	221,895
Gross Profit		46,231	50,110	41,236	—	12,000	(33,985)	115,592

Significant expenses:
Selling and marketing		40,158	30,542	25,675	1,645	30,234	(33,876)	94,378
Product and technology		109	13,158	3,095	15,969	5,684	(109)	37,906
General and administrative		5,110	11,192	9,497	41,340	5,820	—	72,959
Other segment items:
Depreciation and amortization	(2)	(2,970)	(11,235)	(2,909)
Stock-based compensation expense	(2)	(1,007)	(3,538)	(1,600)
Change in fair value of contingent consideration		—	(909)	1,066
Restructuring and other costs		(104)	(703)	(294)
Other gains and losses	(3)	(4,824)	—	216
Adjusted EBITDA (Loss)		$9,759	$11,603	$6,490

Other income (expense):
Interest expense						(5,369)		(31,758)
Change in fair value of private warrant liability						—		1,076
Change in fair value of derivatives						—		(7,772)
Gain on extinguishment of debt						—		27,436
Investment income and realized gains and losses, net of investment expenses						8,921		10,957
Other income						—		27,092
Income tax benefit (expense)						—		(683)
Net loss						$(26,186)		$(63,303)
______________________________________
(1)Revenue includes intersegment revenues of $106.7 million in Insurance Services (which includes fees, commissions, and reinsurance premiums paid by the Reciprocal to Insurance Services), $0.9 million in Software & Data, and $(60.8) million revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

The following table presents a reconciliation of segment profitability measures to consolidated net income (loss).

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Segment Profitability Measures:
Insurance Services Adjusted EBITDA (Loss)		$25,300	$(1,367)	$70,766	$9,759
Software & Data Adjusted EBITDA (Loss)		5,128	5,013	15,241	11,603
Consumer Services Adjusted EBITDA (Loss)		2,493	3,855	3,780	6,490
Reciprocal Segment Net Income (loss)		9,875	21,126	10,884	$(26,186)
Subtotal		42,796	28,627	100,671	1,666
Reconciling items:
Corporate expenses		(12,295)	(13,030)	$(36,670)	$(40,287)
Interest expense		(13,953)	(10,883)	(37,174)	(31,926)
Income tax benefit (provision)		(1,160)	183	12	(683)
Depreciation and amortization		(4,910)	(6,042)	(14,395)	(18,550)
Gain on extinguishment of debt		361	22,545	395	27,436
Other income, net		118	2,628	7,375	28,515
Stock-based compensation expense		(7,181)	(6,735)	(20,091)	(19,208)
Mark-to-market gains (losses)		(3,909)	(1,141)	12,035	(6,538)
Restructuring and other costs	(1)	(837)	(1,668)	(969)	(3,460)
Acquisition and other transaction costs		(12)	(102)	(188)	(268)
Net income (loss)		$(982)	$14,382	$11,001	$(63,303)
______________________________________
(1) Primarily consists of cost related to forming a reciprocal exchange.

The CODM does not review assets on a segment basis other than the assets of the Reciprocal Segment that are presented on the unaudited Condensed Consolidated Balance Sheets as required for VIE disclosure.
All of our revenue is generated in the United States except for an immaterial amount. As of September 30, 2025, and December 31, 2024, we did not have material assets located outside of the United States.

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
On January 1, 2025, we completed the formation of the Reciprocal, a Texas-domiciled reciprocal insurance exchange. In connection with the formation, we completed the sale of our legacy homeowners insurance carrier, HOA, to the Reciprocal. The purchase price was equal to HOA’s estimated surplus at December 31, 2024, of approximately $105 million, less $58 million, which consists of $49 million principal plus $9 million of unpaid interest under a surplus note issued by HOA to Porch in 2023. The completion of the sale brought the total surplus notes held by Porch to approximately $106 million. Following the sale, HOA became a wholly owned subsidiary of the Reciprocal. The $9 million of interest was paid in April 2025.
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
The assets of the Reciprocal can be used only to settle the obligations of the Reciprocal for which creditors and other beneficial owners have no recourse to Porch. We have no obligation related to any underwriting and/or investment losses experienced by the Reciprocal. As of September 30, 2025, there were $106 million of surplus notes outstanding. The effects of the transactions between Porch and the Reciprocal are eliminated in consolidation to derive consolidated net income (loss). However, the management fee income earned is reported in net income (loss) attributable to Porch and is included in basic and diluted earnings per share.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Transactional		$10,580	$8,310	$26,142	$24,289
Recurring	(1) (2)	107,267	69,764	287,284	214,577
Intercompany revenue		(2,773)	(382)	(6,788)	(892)
		115,074	77,692	306,638	237,974
Insurance carrier	(2)	51,941	49,153	147,288	145,387
Intercompany revenue		(48,933)	(15,645)	(111,804)	(45,874)
Total revenue		$118,082	$111,200	$342,122	$337,487
______________________________________
(1)Revenue recognized during the three and nine months ended September 30, 2025 and 2024, includes revenue that is accounted for in accordance with ASC Topic 460, Guarantees, separately from revenue from contracts with customers. Revenue accounted for under ASC Topic 460 was $8.7 million and $9.2 million for the three months ended September 30, 2025 and 2024, respectively, and $25.2 million and $23.5 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Revenue recognized during the three and nine months ended September 30, 2025 and 2024, includes revenue that is accounted for in accordance with ASC Topic 944, Financial Services-Insurance, separately from the revenue from contracts with customers. Revenue accounted for under ASC Topic 944 was $69.2 million and $64.3 million for the three months ended September 30, 2025 and 2024, respectively, and $207.7 million and $201.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Disclosures Related to Contracts with Customers
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits.

Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the nine months ended September 30, 2025, is presented below:

Balance at December 31, 2024	$1,426
Estimated lifetime value of commissions on insurance policies sold by carriers	1,718
Cash receipts	(418)
Balance at September 30, 2025	$2,726

As of September 30, 2025, and December 31, 2024, $0.5 million and $0.2 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets. The remaining $2.2 million and $1.2 million of contract assets as of September 30, 2025, and December 31, 2024, respectively, are expected to be collected after the immediately following 12 months and were included in other assets on the unaudited Condensed Consolidated Balance Sheets.
Deferred Revenue
A summary of the activity impacting Software & Data segment deferred revenue balances during the nine months ended September 30, 2025, is presented below:

Balance at December 31, 2024	$3,435
Revenue recognized	(12,522)
Additional amounts deferred	12,009
Balance at September 30, 2025	$2,922
Revenue recognized for performance obligations satisfied during the nine months ended September 30, 2025, includes $3.4 million that was included in the deferred revenue balances as of December 31, 2024.
Deferred revenue on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, includes $203.5 million and $242.6 million, respectively, of deferred revenue related to the Reciprocal Segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited Condensed Consolidated Balance Sheets, is immaterial as of September 30, 2025, and December 31, 2024.
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
Warranty Revenue and Related Balance Sheet Disclosures
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. As of September 30, 2025, and December 31, 2024, we had $0.2 million and $0.3 million, respectively, of capitalized costs in prepaid expenses and other current assets. As of September 30, 2025, and December 31, 2024, we had $0.6 million and $1.0 million, respectively, in other assets on the unaudited Condensed Consolidated Balance Sheets.
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. The following table provides balances as of the dates shown.

		September 30, 2025	December 31, 2024
Refundable customer deposits		$13,048	$12,598
Deferred revenue		$1,618	$2,751
Non-current deferred revenue	(1)	$2,116	$2,433
____________________________________
(1)Non-current deferred revenue is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets.
For the three months ended September 30, 2025 and 2024, we incurred $1.0 million and $2.1 million, respectively, in expenses related to warranty claims. For the nine months ended September 30, 2025 and 2024, we incurred $3.0 million and $4.9 million, respectively, in expenses related to warranty claims.

Note 5. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income, net of investment expenses	$2,937	$3,645	$8,456	$10,884
Realized gains on investments	71	172	327	213
Realized losses on investments	(19)	(30)	(319)	(140)
Investment income and realized gains and losses, net of investment expenses	$2,989	$3,787	$8,464	$10,957

Investments Held by Porch
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

		September 30, 2025
		Amortized Cost	Gross Unrealized		Fair Value
			Gains	Losses
U.S. Treasuries		$13,469	$95	$—	$13,564
Obligations of states, municipalities and political subdivisions		3,224	49	—	3,273
Corporate bonds		20,433	183	(6)	20,610
Residential and commercial mortgage-backed securities		12,944	113	(2)	13,055
Other loan-backed and structured securities		—	—	—	—
Total investment securities	(1)	$50,070	$440	$(8)	$50,502
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$27,489	$34	$(421)	$27,102
Obligations of states, municipalities and political subdivisions	12,602	26	(756)	11,872
Corporate bonds	72,996	192	(2,292)	70,896
Residential and commercial mortgage-backed securities	62,721	85	(2,032)	60,774
Other loan-backed and structured securities	12,335	28	(256)	12,107
Total investment securities	$188,143	$365	$(5,757)	$182,751

The amortized cost and fair value of securities held by our captive reinsurance business at September 30, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		September 30, 2025
Remaining Time to Maturity		Amortized Cost	Fair Value
Due in one year or less		$10,351	$10,361
Due after one year through five years		19,122	19,347
Due after five years through ten years		7,653	7,739
Due after ten years		—	—
Residential and commercial mortgage-backed securities		12,944	13,055
Other loan-backed and structured securities		—	—
Total	(1)	$50,070	$50,502
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of HOA.
Securities held by our captive reinsurance business with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

		Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2025		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries		$—	$1,361	$—	$—	$—	$1,361
Obligations of states, municipalities and political subdivisions		—	—	—	—	—	—
Corporate bonds		(6)	4,737	—	—	(6)	4,737
Residential and commercial mortgage-backed securities		(2)	2,037	—	—	(2)	2,037
Other loan-backed and structured securities		—	—	—	—	—	—
Total securities	(1)	$(8)	$8,135	$—	$—	$(8)	$8,135
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.
At September 30, 2025, there were sixteen securities, held by our captive reinsurance business as collateral for the benefit of the Reciprocal, in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

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
Investments Held by the Reciprocal (Consolidated VIE)
The following table summarizes the amortized cost, fair value, and unrealized gains and losses of investment securities held by the Reciprocal.

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$9,855	$79	$(191)	$9,743
Obligations of states, municipalities and political subdivisions	11,311	99	(406)	11,004
Corporate bonds	70,123	1,042	(1,017)	70,148
Residential and commercial mortgage-backed securities	71,029	707	(904)	70,832
Other loan-backed and structured securities	16,138	146	(155)	16,129
Total investment securities held by the consolidated VIE	$178,456	$2,073	$(2,673)	$177,856
The amortized cost and fair value of securities held by the Reciprocal at September 30, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$2,950	$2,898
Due after one year through five years	36,439	36,237
Due after five years through ten years	35,165	35,097
Due after ten years	16,734	16,663
Residential and commercial mortgage-backed securities	71,030	70,832
Other loan-backed and structured securities	16,138	16,129
Total	$178,456	$177,856

Securities held by the Reciprocal with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2025	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(157)	$4,988	$(34)	$126	$(191)	$5,114
Obligations of states, municipalities and political subdivisions	(339)	5,140	(67)	1,157	(406)	6,297
Corporate bonds	(899)	15,645	(118)	1,438	(1,017)	17,083
Residential and commercial mortgage-backed securities	(662)	15,696	(242)	2,035	(904)	17,731
Other loan-backed and structured securities	(151)	2,820	(4)	48	(155)	2,868
Total securities held by the consolidated VIE	$(2,208)	$44,289	$(465)	$4,804	$(2,673)	$49,093
At September 30, 2025, there were 238 securities in an unrealized loss position held by the Reciprocal. Of these securities, 51 had been in an unrealized loss position for 12 months or longer as of September 30, 2025.
We believe there were no fundamental issues, such as credit losses or other factors, with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at September 30, 2025.

Note 6. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurement as of September 30, 2025
		Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds		$14	$—	$—	$14
Debt securities:
U.S. Treasuries		13,564	—	—	13,564
Obligations of states, municipalities and political subdivisions		—	3,273	—	3,273
Corporate bonds		—	20,610	—	20,610
Residential and commercial mortgage-backed securities		—	13,055	—	13,055
Other loan-backed and structured securities		—	—	—	—
Asset of Reciprocal (a consolidated variable interest entity):
Money market mutual funds		16,318	—	—	16,318
Debt securities:
U.S. Treasuries		9,743	—	—	9,743
Obligations of states, municipalities and political subdivisions		—	11,004	—	11,004
Corporate bonds		—	70,148	—	70,148
Residential and commercial mortgage-backed securities		—	70,832	—	70,832
Other loan-backed and structured securities		—	16,129	—	16,129
		$39,639	$205,051	$—	$244,690
Liabilities
Contingent consideration - business combinations	(1)	$—	$—	$47	$47
Private warrant liability	(2)	—	—	5,299	5,299
Embedded derivatives	(3)	—	—	951	951
		$—	$—	$6,297	$6,297
______________________________________
(1)The liability for contingent considerations related to business combinations is included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025.
(2)The private warranty liability is included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025.
(3)The embedded derivatives liability is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025.

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
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue of the contingent consideration through the maturity date of August 2026. As of September 30, 2025, the key inputs used to determine the fair value of less than $0.1 million were management’s cash flow estimates and the discount rate of 14%. As of December 31, 2024, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimates and the discount rate of 14%.
Private Warrants
We estimated the fair value of unexercised private warrants that expire on December 23, 2025, using the Black-Scholes-Merton option pricing model. As of September 30, 2025, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 46%, remaining contractual term of 0.23 years, and stock price of $16.78. As of

December 31, 2024, the key inputs used to determine the fair value included exercise price of $11.50, expected volatility of 67%, remaining contractual term of 0.98 years, and stock price of $4.92.
See Note 10, Stockholders' Equity and Warrants, for detailed information on warrant exercises.
Embedded Derivatives
In connection with the issuance of senior secured convertible notes in April 2023 (the “2028 Notes”) and in accordance with Accounting Standards Codification 815-15, Derivatives and Hedging – Embedded Derivatives, (“ASC 815-15”) certain features of the 2028 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Repurchase option. This derivative had no value at September 30, 2025, because in May 2025 we reduced the outstanding principal of the 2026 Notes (see Note 9, Debt) to below the $30 million threshold described in this paragraph. If more than $30 million aggregate principal amount of the 2026 Notes were to remain outstanding on June 14, 2026, the 2028 Note holders would have the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes, in principal amounts of one thousand dollars or an integral number thereof, at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023, exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of September 30, 2025, our remaining Asset Sale Threshold was $9.1 million.
In connection with the issuance of senior unsecured convertible notes in May 2025 (the “2030 Notes,” see Note 9) and in accordance with ASC 815-15, certain features of the 2030 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Additional interest. If at any time after November 27, 2025, we fail to file all reports required under the Securities Exchange Act of 1934, as amended, (after giving effect to applicable grace periods and other than Form 8-Ks) during the preceding 12-month period, or the 2030 Notes are not otherwise freely tradable under Rule 144 other than with respect to holders that are affiliates, we will be required to pay additional interest at a rate of 0.50% per annum on the outstanding principal amount to noteholders for each day we are out of compliance with these requirements (the “Additional Interest”). The value of the Additional Interest derivative was $0 at the issuance date and $0 as of September 30, 2025.
•Participation feature. If the fair market value of a distribution (arising from a spin-off, distribution of capital stock, other asset or property distribution, or distribution of securities) made to stockholders is equal to or greater than the average of the last reported sale price of our common stock over the ten consecutive trading day period ending on, and including, the trading day immediately preceding the ex-dividend date for such distribution, then each holder of the 2030 Notes will directly receive, in respect of each $1,000 principal amount thereof, the same type and amount of property that they would have received if they had already converted their senior unsecured convertible notes into shares at the then-current conversion rate. This payment will be made at the same time and on the same terms as it is made to common stockholders. If the amount of any cash dividend per share is equal to or greater than the last reported sale price of our common stock immediately before the dividend, then the holders of the 2030 Notes are entitled to receive, for each $1,000 principal amount of notes, a cash payment (without needing to convert the notes) in the amount of cash they would have received as if they owned a number of shares of common stock equal to the number of 2030 Notes held multiplied by the conversion rate on the ex-dividend date for such cash dividend or distribution. The value of the participation feature derivative was $0 at the issuance date and $0 as of September 30, 2025.
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
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2024		$83	$22,262	$460
Settlements	(1)	—	—	(4,473)
Change in fair value, loss (gain) included in net loss	(2)	(36)	(21,311)	9,312
Fair value as of September 30, 2025		$47	$951	$5,299

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2023		$18,455	$28,131	$1,151
Settlements		(14,930)	—	—
Change in fair value, loss (gain) included in net loss	(2)	(300)	6,724	(1,076)
Fair value as of September 30, 2024		$3,225	$34,855	$75
______________________________________
(1)Settlements of the private warranty liability represent exercises during the period. See Note 10, Stockholders' Equity and Warrants, for a discussion of these exercises.
(2)Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) operations. Changes in fair value of the private warrant liability and embedded derivatives are disclosed separately in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Fair Value of Fixed Rate Debt
As of September 30, 2025, and December 31, 2024, the fair value of the 2026 Notes (see Note 9) was $7.8 million and $137.7 million, respectively. As of September 30, 2025, and December 31, 2024, the fair value of the 2028 Notes (see Note 9) was $344.0 million and $278.3 million, respectively. As of September 30, 2025, the fair value of the 2030 Notes (see Note 9) was $200.5 million. The fair value of the other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 7. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	September 30, 2025	December 31, 2024
Software and computer equipment	$8,311	$8,051
Furniture, office equipment, and other	1,463	1,471
Internally developed software	45,609	35,096
Leasehold improvements	934	928
	56,317	45,546
Less: Accumulated depreciation and amortization	(27,918)	(23,004)
Property, equipment, and software, net	$28,399	$22,542

Depreciation and amortization expense related to property, equipment, and software was $1.9 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $5.0 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of September 30, 2025	Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	9.0	$61,574	$(30,903)	$30,671
Acquired technology	5.0	23,476	(19,986)	3,490
Trademarks and tradenames	11.0	22,025	(8,795)	13,230
Non-compete agreements	7.0	180	(90)	90
Renewal rights	6.0	9,734	(5,693)	4,041
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$121,949	$(65,467)	$56,482

As of December 31, 2024	Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	9.0	$69,024	$(32,620)	$36,404
Acquired technology	5.0	28,001	(20,490)	7,511
Trademarks and tradenames	11.0	23,443	(8,708)	14,735
Non-compete agreements	5.0	301	(182)	119
Renewal rights	6.0	9,734	(4,717)	5,017
Insurance licenses	Indefinite	4,960	—	4,960
Total intangible assets		$135,463	$(66,717)	$68,746

The aggregate amortization expense related to intangibles was $4.0 million and $4.5 million for the three months ended September 30, 2025 and 2024, respectively, and $12.3 million and $13.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Goodwill
The following table summarizes goodwill balances by segment as of September 30, 2025.

September 30, 2025
Software & Data	$157,364
Consumer Services	34,543
Total	$191,907

As of December 31, 2024, the entire $191.9 million goodwill balance was included in our legacy Vertical Software segment. On January 1, 2025, new segments were created per the discussion in Note 2. We performed a quantitative analysis as of January 1, 2025, reallocating the $191.9 million to the Software & Data and Consumer Services segments as shown in the table above on a relative fair value basis. We estimated the fair value of the Software & Data and Consumer Services reporting units using a combination of market and income approaches based on peer performance and discounted cash flow methodologies. The goodwill analysis required significant judgments to reallocate the fair value of the reporting units, including internal forecasts and determination of weighted average cost of capital. The weighted average cost of capital used was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 11% to 14%. Management considers historical experience and all available information at the time the fair values are estimated. Assumptions are subject to a high degree of judgment and complexity. Other than this reallocation to new segments, there were no changes in the carrying amount of goodwill for the nine months ended September 30, 2025.

Note 9. Debt
The following tables summarize outstanding debt as of September 30, 2025, and December 31, 2024.

		Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	(1)	$7,799	$(37)	$7,762
Convertible senior secured notes, due 2028		333,334	(85,847)	247,487
Convertible senior unsecured notes, due 2030		134,000	(2,119)	131,881
Balance as of September 30, 2025		$475,133	$(88,003)	$387,130
______________________________________
(1)The 2026 Notes are included in current debt in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025.

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	$173,771	$(1,616)	$172,155
Convertible senior secured notes, due 2028	333,334	(101,701)	231,633
Other notes	150	—	150
Balance as of December 31, 2024	$507,255	$(103,317)	$403,938

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

After funding the cash portion of the repurchase and related expenses, net cash proceeds were approximately $3.7 million. We used these proceeds, along with existing cash on hand, to repurchase an additional $8.9 million aggregate principal amount of the 2026 Notes for $8.4 million cash in May 2025. We recognized a net gain on extinguishment of debt of less than $0.1 million in the second quarter of 2025. Our Board of Directors authorized management to repurchase the remaining 2026 Notes in cash in the open market or through privately negotiated transactions.
During the third quarter of 2025, we repurchased in a series of privately negotiated transactions $12.8 million in aggregate principal amount of our 2026 Notes for $12.3 million, representing 96.5% par value. As a result, we recognized a gain on extinguishment of debt of $0.4 million during the third quarter.
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
2030 Convertible Senior Unsecured Notes
The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.71 per share (the “Conversion Rate”). The conversion price is subject to adjustment based on the Conversion Rate then in effect. If all outstanding 2030 Notes were converted in full at this initial conversion price as of the closing date of the 2030 Notes issuance, this would have equated to approximately 8.5 million shares of common stock. These shares, along with Conversion Rate, are subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes. Holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) on or after February 15, 2030, until the close of business on the second trading day immediately preceding the maturity date of May 15, 2030. In addition, holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding February 15, 2030, only under the following circumstances:
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
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option as described below, we would, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 101.8132 shares of common stock per one thousand dollars of principal amount of the 2030 Notes). As of September 30, 2025, none of the conditions of the 2030 Notes to early convert were met.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense for 2026 Notes	$23	$399	$579	$1,220
Contractual interest expense for 2028 Notes	5,625	5,625	16,875	16,875
Contractual interest expense for 2030 Notes	3,015	—	4,020	—
Amortization of debt issuance costs and discount for 2026 Notes	15	295	418	882
Amortization of debt issuance costs and discount for 2028 Notes	5,601	4,711	15,852	13,295
Amortization of debt issuance costs for 2030 Notes	51	—	87	—
	$14,330	$11,030	$37,831	$32,272

The effective interest rates for the 2026 Notes, 2028 Notes, and 2030 Notes are 1.3%, 17.9%, and 9.2%, respectively.
For the three and nine months ended September 30, 2025 and 2024, we capitalized interest expense on both the 2028 Notes and 2030 Notes related to internally developed software projects. During the three months ended September 30, 2025, and 2024, we capitalized interest of $0.2 million and $0.1 million, respectively, and we capitalized interest of $0.5 million and $0.4 million during the nine months ended September 30, 2025 and 2024, respectively.

Note 10. Stockholders' Equity and Warrants
Common Shares Outstanding and Common Stock Equivalents
The following table shows the number of our common shares that could be issued for each component of our capital structure.

		September 30, 2025	December 31, 2024
Outstanding common shares, excluding shares held by the Reciprocal Segment		104,686	101,458
Outstanding common shares held by the Reciprocal Segment	(1)	18,312	18,312
Outstanding common shares, total		122,998	119,770

Common shares reserved for future issuance:
Private warrants		975	1,796
Stock options		2,881	3,181
Restricted and performance stock units and awards (Note 11)		13,789	14,119
2020 Equity Plan pool reserved for future issuance (Note 11)		10,417	7,698
Convertible senior unsecured notes, due 2026	(2)	312	6,950
Convertible senior secured notes, due 2028		13,332	13,332
Convertible senior unsecured notes, due 2030		8,527	—
Total shares of common stock outstanding and reserved for future issuance		173,231	166,846
______________________________________
(1)Represents shares of common stock held by Homeowners of America (“HOA”) as of December 31, 2024, and held by the Reciprocal as of September 30, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of September 30, 2025.

Private Warrants
During the three and nine months ended September 30, 2025, we did not issue any new warrants.
During the third quarter of 2025, approximately 0.8 million warrants were exercised, resulting in the issuance of about 0.3 million shares of common stock. Of these:
•9 thousand warrants were exercised for cash, resulting in the issuance of 9 thousand shares. Each warrant had an exercise price of $11.50 per share, generating gross proceeds of approximately $0.1 million.
•Approximately 0.8 million warrants were exercised on a cashless basis, resulting in the issuance of approximately 0.2 million net shares of common stock, based on the fair market value of our common stock at the time of exercise.
There were 1.0 million and 1.8 million private warrants outstanding exercisable for common shares as of September 30, 2025, and December 31, 2024, respectively. The exercise price of these private warrants is $11.50, and they expire on December 23, 2025. The private warrants are liability classified financial instruments measured at fair value, with periodic changes in fair value recognized through earnings and are included in “change in fair value of private warrant liability” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 6 for more information.

Note 11. Stock-Based Compensation
The following table summarizes the classification of stock-based compensation expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$41	$—	$137	$—
Selling and marketing	$403	$732	$1,202	$2,136
Product and technology	844	1,413	2,502	3,934
General and administrative	5,893	4,590	16,250	13,138
Total stock-based compensation expense	$7,181	$6,735	$20,091	$19,208

Under our 2020 Stock Incentive Plan, employees, directors and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock awards, collectively referred to as “Equity Awards.” All Equity Awards granted during the nine months ended September 30, 2025, were to employees and directors.
The following table summarizes Equity Award activity for the nine months ended September 30, 2025:

		Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2024		3,181	7,845	6,272
Granted	(1)	—	3,353	3,544
Vested		—	(2,803)	—
Exercised		(279)	—	—
Forfeited, canceled or expired	(1)	(21)	(1,561)	(2,861)
Balances as of September 30, 2025		2,881	6,834	6,955
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

The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2025, was $5.93.
During the nine months ended September 30, 2025, we granted PRSUs that vest based on both the employee’s service period and the independent achievement of three distinct performance metrics:
•Relative Total Shareholder Return (“TSR”): The PRSUs subject to the TSR metric are earned based on the Company’s total shareholder return relative to the total shareholder return of companies in the S&P SmallCap 600 Index, as a percentile rank, over a performance period beginning on April 1, 2025, and ending December 31, 2027.
•Adjusted EBITDA: The PRSUs subject to the Adjusted EBITDA metric are earned based on the Company’s achievement of Adjusted EBITDA in the year ending December 31, 2027, compared to specified performance goals.
•Revenue: The PRSUs subject to the Revenue metric are earned based on the Company’s achievement of Revenue in the year ending December 31, 2027, compared to specified performance goals.
For each metric, the number of shares of common stock to be issued to each award recipient at the end of the performance period will be interpolated between a threshold and maximum payout level based on the actual performance achieved, except for two special performance goals. A participant will earn 50% of the target number of PRSUs for “Threshold Performance,” 100% of the target number of PRSUs for “Target Performance,” and 200% of the target number of PRSUs for “Base Maximum Performance.” In addition, participants may earn 350% or 500% of the target number of PRSUs upon achievement of truly exceptional Adjusted EBITDA or TSR outperformance compared to performance goals. PRSUs vest based on the performance achieved at each metric, independent from the performance achieved at other metrics
The weighted average grant-date fair value of PRSUs granted during the nine months ended September 30, 2025, was $11.21. We estimate the grant-date fair value of TSR PRSUs using the Monte Carlo simulation model, as the TSR metric is considered a market condition under ASC Topic 718, Compensation - stock compensation.

Note 12. Reinsurance for the Reciprocal
2025 Program
As of April 1, 2025, coverage for excess of loss catastrophe reinsurance starts at $25.0 million per occurrence up to a loss of $410.0 million. Additionally, the third party quota share reinsurance contracts start immediately at 7.5% of property and casualty (“P&C”) losses, which includes catastrophe events, bringing the effective retention for the Reciprocal from $25.0 million per occurrence to $23.1 million per occurrence. We also place reinstatement premium protection to cover any reinstatement premiums due on the second through fourth layers.
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
Reinsurance Impact
The effects of reinsurance on premiums written by the Reciprocal and earned for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$109,884	$98,880	$130,780	$103,328
Ceded premiums	(23,147)	(22,305)	(48,408)	(40,855)
Net premiums	$86,737	$76,575	$82,372	$62,473

	Nine Months Ended September 30,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$281,159	$301,444	$315,600	$314,262
Ceded premiums	$(34,410)	$(82,600)	(138,594)	(117,736)
Net premiums	$246,749	$218,844	$177,006	$196,526

The Reciprocal’s 2025 third-party quota share program was placed at a reduced ceding percentage as compared to the 2024 program, which resulted in a portfolio transfer and lower ceded written premiums in the nine months ended September 30, 2025.

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct losses and LAE	$19,828	$53,821	$104,184	$243,447
Ceded losses and LAE	(225)	(14,803)	(22,855)	(51,346)
Net losses and LAE	$19,603	$39,018	$81,329	$192,101

The detail of reinsurance balances due is as follows:

	September 30, 2025	December 31, 2024
Ceded unearned premium	$20,128	$64,571
Losses and LAE reserve	11,572	19,793
Reinsurance recoverable	3,908	7,111
Other	496	828
Reinsurance balance due	$36,104	$92,303

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

Note 13. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the nine months ended September 30, 2025:

Reserve for unpaid losses and LAE at December 31, 2024	$67,785
Reinsurance recoverables on losses and LAE at December 31, 2024	(19,793)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2024	47,992
Add provisions (reductions) for losses and LAE occurring in:
Current year	77,869
Prior years	3,460
Net incurred losses and LAE during the current year	81,329
Deduct payments for losses and LAE occurring in:
Current year	(46,477)
Prior years	(36,594)
Net claim and LAE payments during the current year	(83,071)

Reserve for losses and LAE, net of reinsurance recoverables at September 30, 2025	46,250
Reinsurance recoverables on losses and LAE at September 30, 2025	(10,811)
Reserve for unpaid losses and LAE at September 30, 2025	$57,061

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $3.5 million for the nine months ended September 30, 2025.

Note 14. Other Income (Expense), Net
The following table details the components of other income, net, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$433	$492	$1,247	$1,286
Gain on settlement of contingent consideration	—	—	—	14,930
Loss on sale of business	—	—	—	(5,331)
Recoveries of losses on reinsurance contracts	924	1,274	9,873	14,768
Other, net	178	248	308	1,439
Other income, net	$1,535	$2,014	$11,428	$27,092

Note 15. Income Taxes
Benefit or provision for income taxes for the three months ended September 30, 2025, and 2024, were $4.3 million provision and $0.2 million benefit, respectively, and the effective tax rates for these periods were 129.4% provision and 1.3% benefit, respectively. Benefit or provision for income taxes for the nine months ended September 30, 2025 and 2024, were $4.1 million provision and $0.7 million provision, respectively, and the effective tax rates for these periods were 27.3% provision and 1.1% provision, respectively. The difference between our effective tax rates for the 2025 and 2024 periods and the U.S. statutory rate of 21% was primarily due to a full valuation allowance related to our net deferred tax assets. Our effective tax rate increased in the three and nine months ended September 30, 2025, over the same periods in the prior year primarily due to lower weather-related losses incurred by the Reciprocal and changes in our valuation allowance.
Our income tax provision for the nine months ended September 30, 2025, includes deferred federal income tax expense of $0.9 million, which was recognized in conjunction with the formation of the Reciprocal and subsequent sale of HOA to the Reciprocal. The deferred tax expense associated with this event is driven by changes to our scheduled reversal of deferred tax liabilities and assets, which is a function of the underlying impact the event has on our Federal consolidated income tax filing group.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of U.S. federal tax reform provisions, was signed into law. Key provisions include modifications to depreciation allowances and the treatment of research and development expenditures. We applied the relevant provisions of the OBBBA in the three and nine months ended September 30, 2025, and it did not have a material impact on our financial position or results of operations.

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
Porch and/or an acquired entity, GoSmith.com, are party to a legal proceeding alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as thirteen separate mass tort actions brought by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. The two ongoing cases in the United States District Courts for the Western District of Washington and Northern District of California are each subject to ongoing procedural matters.
Plaintiffs in both cases seek actual, statutory, and/or treble damages, and reasonable attorneys’ fees and cost from the respective Defendants.
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

The following table summarizes the computation of basic and diluted net income (loss) attributable to Porch per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Porch used to compute net income (loss) attributable to Porch per share - basic	$(10,857)	$14,382	$117	$(63,303)
Effect of gain on extinguishment of debt, net of interest expense on dilutive 2026 Notes	—	694	—	—
Net income (loss) attributable to Porch used to compute net income (loss) attributable to Porch per share - diluted	$(10,857)	$15,076	$117	$(63,303)
Denominator:
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - basic	104,301	100,430	103,064	99,050
Effect of dilutive securities:
Stock Options	—	—	1,920	—
RSUs	—	8,779	5,342	—
PRSUs	—	6,301	7,252	—
2026 Notes	—	8,523	—	—
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - diluted	104,301	124,033	117,578	99,050

Net income (loss) attributable to Porch per share - basic	$(0.10)	$0.14	$—	$(0.64)
Net income (loss) attributable to Porch per share - diluted	$(0.10)	$0.12	$—	$(0.64)

The following table discloses securities that were not included in the computation of diluted net loss per share

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Stock options		2,281	3,231	157	3,231
Restricted stock units and awards		6,834	—	—	8,565
Performance restricted stock units	(1)	6,955	—	1,072	6,300
Private warrants		975	1,796	975	1,796
Convertible debt - 2026 Notes	(2)	312	—	312	6,950
Convertible debt - 2028 Notes		13,332	13,332	13,332	13,332
Convertible debt - 2030 Notes		8,527	—	8,527	—
______________________________________.
(1)For the three and nine months ending September 30, 2025, this represents the number of performance restricted stock units at the end of the period that were excluded from the computation of diluted earnings per share because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of September 30, 2025.

Note 18. Business Disposition
During the nine months ended September 30, 2025, we received $1.2 million cash related to the sale of our former insurance agency, Elite Insurance Group, that took place on January 31, 2024. At the time of sale, a $1.2 million receivable was recorded to reflect cash held in indemnity escrow under the terms of the of purchase agreement. During the nine months ended September 30, 2025, the escrow funds were distributed to the buyer and to us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
•the possibility that a decline in our share price would result in a negative impact to the Reciprocal’s surplus position and may require further financial support to enable the Reciprocal to meet applicable regulatory requirements and maintain financial stability rating;
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

Business Overview
Porch Group, Inc., (“Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company. We differentiate and look to win in the massive and growing homeowners insurance opportunity by:
•Utilizing our unique property data, with insights into approximately 90% of United States (“U.S.”) homebuyers and properties, to enhance our property risk assessment, which creates advantages in pricing and underwriting decisions for the policyholder-owned Porch Reciprocal Exchange (the “Reciprocal”) we manage. This enables the Reciprocal to attract lower-risk properties and appropriately price higher-risks, in turn supporting growth of profitable premium and thus more management fees for our insurance services business.
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
Beginning in January 2025, we operate under four reportable segments that are also our operating segments. Three of these segments are owned by Porch — Insurance Services, Software & Data, and Consumer Services. We collectively call these three segments, along with corporate functions, the “Porch Shareholder Interest.” The fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch and, at this time, is consolidated for reporting purposes as described in the basis of presentation section in Note 1 of the unaudited Notes to Condensed Consolidated Financial Statements.
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
Reciprocal Segment — The Reciprocal Segment includes HOA and its parent, Porch Reciprocal Exchange, which is a member-owned reciprocal exchange, owned by policyholder members rather than Porch. The Reciprocal Segment provides consumers with insurance to protect their homes, earning revenue primarily through premiums collected on policies.
Porch manages and operates the Reciprocal as the attorney-in-fact for its subscribers, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines. The Reciprocal is a subscriber-owned reciprocal insurance exchange organized under the Texas Insurance Code under which individuals, partnerships, and corporations are authorized to exchange reciprocal or inter-insurance contracts with each other, or with individuals, partnerships, and corporations of other states and countries, providing indemnity among themselves from any loss which may be insured against under any provision of the insurance laws. In exchange for these services, Porch receives ongoing commissions and policy fees as a percentage of the Reciprocal’s gross written premium.

Porch Shareholder Interests are, in large part, tied to the growth and financial condition of the Reciprocal. If any events occurred that impaired the Reciprocal's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Reciprocal could find it more difficult to retain its existing business and attract new business. A decline in the business of the Reciprocal almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees received by our Insurance Services Segment.
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
After funding the cash portion of the repurchase and related expenses, net cash proceeds were approximately $3.7 million. We used these proceeds, along with existing cash on hand, to repurchase an additional $8.9 million aggregate principal amount of the 2026 Notes for $8.4 million cash in May 2025. We recognized a net gain on extinguishment of debt of less than $0.1 million in the second quarter of 2025. Our Board of Directors authorized management to repurchase the remaining 2026 Notes in cash in the open market or through privately negotiated transactions.
During the third quarter of 2025, we repurchased in a series of privately negotiated transactions $12.8 million in aggregate principal amount of our 2026 Notes for $12.3 million, representing 96.5% par value. As a result, we recognized a gain on extinguishment of debt of $0.4 million during the third quarter.
Reinsurance Programs for the Reciprocal
As of April 1, 2025, coverage for excess of loss catastrophe reinsurance starts at $25.0 million per occurrence up to a loss of $410.0 million. Additionally, the third party quota share reinsurance contracts start immediately at 7.5% of property and casualty (“P&C”) losses, which includes catastrophe events, bringing the effective retention for the Reciprocal from $25.0 million per occurrence to $23.1 million per occurrence. We also place reinstatement premium protection to cover any reinstatement premiums due on the second through fourth layers.
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
New Segments
Beginning in January 2025, there was a change in internal reporting provided to the Chief Operating Decision Maker (“CODM”) and a change in the lens through which the CODM makes decisions and allocates resources. As a result, our reportable segments, that are also our operating segments, changed from Vertical Software and Insurance prior to 2025 to Insurance Services, Software & Data, Consumer Services, and the Reciprocal Segment. Three of these segments are owned by Porch — Insurance Services, Software & Data, and Consumer Services. Management references the Insurance Services, Software & Data, and Consumer Services segments, together with corporate expenses, as “Porch Shareholder Interest.” The fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch and is consolidated for reporting purposes.
The changes in reporting were driven by how the CODM views our target customer (e.g. primarily total premium in Insurance Services, primarily businesses in Software & Data, and primarily direct consumers in Consumer Services) and by the shift to a reciprocal exchange model where we are the manager rather than the owner.

Results of Operations

Key Factors Affecting Operating Results
The following key factors affected our operating results in the three and nine months ended September 30, 2025:
•On January 1, 2025, we completed the formation of the Reciprocal and sold HOA into the Reciprocal; Porch now holds $106 million of surplus notes due from the Reciprocal which pay interest of 9.75% plus SOFR. These surplus notes are included in the Reciprocal’s statutory surplus and are eliminated in consolidation for U.S. generally accepted accounting principles (“GAAP”). Porch earns management fees, policy fees, and non-catastrophic weather quota share reinsurance premiums from the Reciprocal.
•Insurance Services top of the funnel activity reached strong levels across quoting activity and agency appointments.
•In Software and Data, Rynoh implemented a 20% price increase in the first quarter, in line with strategic pricing goals. We remain focused on product innovation, including a continuation of introducing new Home Factors to the market.
•In Consumer Services, new services were launched including packing services online for movers. Partnership efforts are progressing nicely, while our warranty business experienced lower claims activity compared to the prior year.
•The Reciprocal is healthy with $412.0 million of surplus combined with non-admitted assets as of September 30, 2025, an increase of $254.0 million from December 31, 2024.

Three Months Ended September 30, 2025, compared to the Three Months Ended September 30, 2024
Consolidated Quarter-to-Date Results

		Three Months Ended September 30,
		2025	2024	$ Change	% Change

		(dollar amounts in thousands)
Revenue		$118,082	$111,200	$6,882	6%
Cost of revenue		31,135	49,483	(18,348)	(37)%
Gross Profit		86,947	61,717	25,230	41%

Operating expenses:
Selling and marketing		30,180	27,233	2,947	11%
Product and technology		13,379	12,687	692	5%
General and administrative		27,053	24,301	2,752	11%
Total operating expenses		70,612	64,221	6,391	10%
Operating income (loss)		16,335	(2,504)	18,839	(752)%
Other income (expense):
Interest expense		(13,963)	(10,645)	(3,318)	31%
Change in fair value of private warrant liability		(5,702)	50	(5,752)	(11,504)%
Change in fair value of derivatives		1,785	(1,048)	2,833	(270)%
Gain on extinguishment of debt		361	22,545	(22,184)	(98)%
Investment income and realized gains and losses, net of investment expenses		2,989	3,787	(798)	(21)%
Other income, net		1,535	2,014	(479)	(24)%
Total other income (expense)		(12,995)	16,703	(29,698)	(178)%
Income before income taxes		3,340	14,199	(10,859)	(76)%
Income tax benefit (provision)		(4,322)	183	(4,505)	(2,462)%
Net income (loss)		(982)	14,382	(15,364)	(107)%
Less: Net income attributable to the Reciprocal		9,875	—	9,875	N/A
Net income (loss) attributable to Porch		$(10,857)	$14,382	$(25,239)	(175)%

Net income (loss)		$(982)	$14,382	$(15,364)	(107)%
Net loss (income) attributable to the Reciprocal		(9,875)	—	(9,875)	N/A
Interest expense		13,953	10,645	3,308	31%
Income tax provision (benefit)		1,160	(183)	1,343	(734)%
Depreciation and amortization		4,910	6,049	(1,139)	(19)%
Gain on extinguishment of debt		(361)	(22,545)	22,184	(98)%
Other income, net		(118)	(773)	655	(85)%
Loss (gain) on reinsurance contract		—	(285)	285	(100)%
Stock-based compensation expense		7,181	6,735	446	7%
Mark-to-market losses (gains)		3,909	1,140	2,769	243%
Restructuring and other costs		837	1,668	(831)	(50)%
Acquisition and other transaction costs		12	102	(90)	(88)%
Adjusted EBITDA (Loss)	(1)	$20,626	$16,935	$3,691	22%
Adjusted EBITDA (Loss) Margin	(1)	17%	15%
______________________________________
(1)Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) Margin are non-GAAP measures. See Non-GAAP Financial Measures section for definitions.

Revenue. Total consolidated revenue including the Reciprocal increased by $6.9 million, or 6%, from $111.2 million in the three months ended September 30, 2024, to $118.1 million in the three months ended September 30, 2025. The increase in revenue was primarily a result of higher premium per policy, partially offset by a reduction in policies in force. Revenue related to the Porch Shareholder Interest was $115.1 million in the three months ended September 30, 2025, as detailed in the following table.
Cost of revenue. Total consolidated cost of revenue including the Reciprocal decreased by $18.3 million, or 37%, from $49.5 million in the three months ended September 30, 2024, to $31.1 million in the three months ended September 30, 2025. The decrease was primarily the result of a reduction in weather related claims at the Reciprocal. As a percentage of revenue, cost of revenue represented 26% of revenue in the three months ended September 30, 2025, compared with 44% in the three months ended September 30, 2024. Cost of revenue at the Reciprocal typically exhibits seasonal trends, with lower costs in the first and fourth quarters and higher costs in the second and third quarters, primarily due to increased frequency and severity of weather-related events and timing of insurance-related expenses. There were fewer weather related claims at the Reciprocal in the third quarter of 2025 compared to the same quarter of 2024. Cost of revenue related to Porch Shareholder Interest was $20.8 million in the three months ended September 30, 2025, as detailed in the table below. Porch Shareholder Interest Cost of Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal increased by $2.9 million, or 11%, from $27.2 million in the three months ended September 30, 2024, to $30.2 million in the three months ended September 30, 2025. The increase is primarily driven by the timing of direct mail advertising expense. As a percentage of revenue, selling and marketing expenses represented 26% of revenue in the three months ended September 30, 2025, compared with 24% in the three months ended September 30, 2024. Selling and marketing expense related to Porch Shareholder Interest was $54.9 million in the three months ended September 30, 2025, as detailed in the table below. Porch Shareholder Interest selling and marketing expense is greater than the consolidated amount because it includes fees and expenses related to reinsurance contracts with the Reciprocal, which are eliminated during the consolidation process. Porch Shareholder Interest Selling and Marketing is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
General and administrative. Total consolidated general and administrative expenses including the Reciprocal increased by $2.8 million, or 11%, from $24.3 million in three months ended September 30, 2024, to $27.1 million in the three months ended September 30, 2025, primarily due to increased employee benefit costs, partially offset by savings from reduced reliance on third party consultants and centralizing administrative functions. General and administrative expenses related to Porch Shareholder Interest were $24.4 million in the three months ended September 30, 2025, as detailed in the table below. Porch Shareholder Interest General and Administrative is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Interest expense. Interest expense increased by $3.3 million, or 31%, from $10.6 million in the three months ended September 30, 2024, to $14.0 million in the three months ended September 30, 2025. The increase was primarily driven by the May 2025 exchange of our 0.75% 2026 Notes for newly issued 9.00% 2030 Notes. The higher coupon rate associated with the 2030 Notes contributed to the overall increase in interest expense during the period. The following table details the components of interest expense, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended September 30,
	2025	2024	$ Change
Contractual interest expense	$8,663	$6,024	$2,639
Amortization of debt issuance costs and discount	5,667	5,006	661
Capitalized interest and other	(367)	(385)	18
Total interest expense	$13,963	$10,645	$3,318
Change in fair value of private warrant liability. Change in fair value of the private warrant liability was $5.7 million (loss) for the three months ended September 30, 2025, and less than $0.1 million for the three months ended September 30, 2024. The change in fair value was primarily related to an increase in the market value of our common stock which exceeded the exercise price of the private warrants compared to the same period in the prior year during which the exercise price exceeded the market value of our common stock. The change in fair value of private warrant liability relates entirely to Porch Shareholder Interest.

Change in fair value of derivatives. The fair value of the derivative liability decreased in the three months ended September 30, 2025, resulting in a gain, and increased during the three months ended September 30, 2024, resulting in a loss. The value is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements. The change in fair value of derivatives relates entirely to Porch Shareholder Interest.
Gain on extinguishment of debt. In connection with the repurchase of a portion of the 2026 Notes, we recognized a $22.5 million gain on extinguishment of debt during the three months ended September 30, 2024, compared to $0.4 million during the three months ended September 30, 2025. The difference in gain amount when compared to prior year relates to the lower effective price of the repurchase last year. See Note 9 in the unaudited Notes to Condensed Consolidated Financial Statements. The gain on extinguishment of debt related entirely to Porch Shareholder Interest.
Adjusted EBITDA (Loss). Adjusted EBITDA (Loss) for the three months ended September 30, 2025, was $20.6 million, a $3.7 million improvement from Adjusted EBITDA (Loss) of $16.9 million for the same period in 2024. The year-over year improvement in Adjusted EBITDA (Loss) was primarily attributable to the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees. Our Insurance Services segment benefited from the receipt of commissions and fees related to the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Corporate costs and cost in our Software & Data and Consumers Services segments also declined due to reduced workforce, less reliance on third party consultants, centralizing administrative functions, and shifting hiring to target lower-cost locations. Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

The following tables summarize operating results of the four segments as well as corporate expenses and eliminations.

	Three Months Ended September 30, 2025
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Porch Shareholder Interest Subtotal (2)	Reciprocal Segment	Eliminations Related to Reciprocal Segment (3)	Consolidated
Revenue	$73,845	$24,635	$19,367	$—	$(2,773)	$115,074	$51,941	$(48,933)	$118,082
Cost of revenue	11,595	6,480	2,758	—	(1)	20,832	11,509	(1,206)	31,135
Gross Profit	62,250	18,155	16,609	—	(2,772)	94,242	40,432	(47,727)	86,947
Gross Margin	84%	74%	86%	—%	100%	82%	78%	98%	74%

Less: Operating expenses:
Selling and marketing	35,719	9,832	11,644	483	(2,772)	54,906	4,896	(29,622)	30,180
Product and technology	2,583	4,864	1,224	4,121	—	12,792	587	—	13,379
General and administrative	5,147	2,564	2,479	14,237	—	24,427	20,731	(18,105)	27,053
Operating income (loss)				(18,841)	—	2,117	14,218	—	16,335
Other expense (income)	(5,240)	(11)	(109)	17,174	—	11,814	1,181	—	12,995
Income (loss) before income taxes				(36,015)	—	(9,697)	13,037	—	3,340
Income tax benefit (provision)				(1,160)	—	(1,160)	(3,162)	—	(4,322)
Net income (loss)				$(37,175)	$—	$(10,857)	$9,875	$—	(982)
Less: Net income attributable to the Reciprocal									9,875
Net loss attributable to Porch									$(10,857)

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(37,175)		$(10,857)			$(982)
Less Reconciling items:
Net income attributable to the Reciprocal						—			9,875
Depreciation and amortization	(84)	(3,409)	(808)	(609)	—	(4,910)			(4,910)
Stock-based compensation expense	(1,183)	(593)	(422)	(4,983)	—	(7,181)			(7,181)
Gain (loss) on extinguishment of debt	—	—	—	361	—	361			361
Interest expense	—	—	—	(13,953)	—	(13,953)			(13,953)
Income tax provision	—	—	—	(1,160)	—	(1,160)			(1,160)
Mark-to-market gains (losses)	—	—	8	(3,917)	—	(3,909)			(3,909)
Other gains and losses	8	(220)	100	(619)	—	(731)			(731)
Adjusted EBITDA (Loss) (4)	$25,300	$5,128	$2,493	$(12,295)		$20,626			$20,626
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
(4)Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

	Three Months Ended September 30, 2024
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Subtotal	Reciprocal Segment	Eliminations Related to Reciprocal Segment (2)	Consolidated
Revenue	$37,147	$23,127	$17,800	$—	$(382)	$77,692	$49,153	$(15,645)	$111,200
Cost of revenue	27,488	5,826	4,285	—	(22)	37,577	17,708	(5,802)	49,483
Gross Profit	9,659	17,301	13,515	—	(360)	40,115	31,445	(9,843)	61,717
Gross Margin	26%	75%	76%	—%	94%	52%	64%	63%	56%

Less: Operating expenses:
Selling and marketing	12,081	10,136	6,683	426	(251)	29,075	8,001	(9,843)	27,233
Product and technology	34	4,357	1,116	5,352	(109)	10,750	1,937	—	12,687
General and administrative	1,766	3,244	3,576	13,748	—	22,334	1,967	—	24,301
Operating income (loss)				(19,526)	—	(22,044)	19,540	—	(2,504)
Other expense (income)	(1,481)	2	(193)	(13,445)	—	(15,117)	(1,586)	—	(16,703)
Income (loss) before income taxes				(6,081)	—	(6,927)	21,126	—	14,199
Income tax benefit (provision)				183	—	183	—	—	183
Net income (loss)				$(5,898)	$—	$(6,744)	$21,126	$—	$14,382

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(5,898)		$(6,744)			$14,382
Less: Reconciling items:
Depreciation and amortization	(985)	(3,648)	(900)	(510)	—	(6,043)	(6)	—	(6,049)
Stock-based compensation expense	(272)	(1,194)	(539)	(4,730)	—	(6,735)	—	—	(6,735)
Gain (loss) on extinguishment of debt	—	—	—	22,545	—	22,545	—	—	22,545
Interest expense	—	(2)	36	(10,916)	—	(10,882)	(1,618)	1,855	(10,645)
Income tax provision	—	—	—	183	—	183	—	—	183
Mark-to-market gains (losses)	—	—	(143)	(998)	—	(1,141)	—	—	(1,141)
Recoveries of Losses on Reinsurance Contracts	—	—	—	350	—	350	—	—	350
Other gains and losses	(117)	(607)	24	1,208	—	508	286	(1,855)	(1,061)
Adjusted EBITDA (Loss) (3)	$(1,367)	$5,013	$3,855	$(13,030)		$(5,529)			$16,935
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

Porch Shareholder Interest Quarter-to-Date Results (Non-GAAP)
Effective January 1, 2025, Porch shareholders own three segments: Insurance Services, Software & Data, and Consumer Services. Together, these segments—offset by corporate expenses—comprise what we refer to as the “Porch Shareholder Interest.” These segments contribute to Net Income Attributable to Porch and are what is expected to generate cash for Porch shareholders. Comparative period amounts in the following table include only the Insurance Services, Software & Data, and Consumer Services segments as well as corporate expenses. Certain amounts presented in the following table are non-GAAP measures and are reconciled to the nearest GAAP measure in the earlier “Consolidated Quarter-to-Date Results” section.

		Three Months Ended September 30,
		2025	2024	Change
Porch Shareholder Interest Revenue	(1)	$115,074	$77,692	$37,382
Porch Shareholder Interest Gross Profit	(1)	94,242	40,115	54,127
Porch Shareholder Interest Adjusted EBITDA (Loss)	(1)	20,626	(5,529)	26,155
______________________________________
(1)Porch Shareholder Interest Revenue, Gross Profit, and Adjusted EBITDA (Loss) are non-GAAP measures. For the three months ended September 30, 2025, Porch Shareholder Interest Adjusted EBITDA (Loss) is equivalent to total Adjusted EBITDA (Loss) for consolidated Porch, as Porch no longer owns HOA following its sale to the Reciprocal on January 1, 2025. See Non-GAAP Financial Measures section.

For the three months ended September 30, 2025, revenue for Porch Shareholder Interest increased $37.4 million when compared to the prior year period. The increase was primarily due to an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025, and the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as Porch acts as its manager.
Porch Shareholder Interest Gross Profit improved by $54.1 million for the three months ended September 30, 2025, when compared to the prior year period. This improvement was primarily driven the launch of the Reciprocal and higher revenue resulting from increased ceding activity from the Reciprocal Segment. Porch Shareholder Interest Gross Profit is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Porch Shareholder Interest Adjusted EBITDA (Loss) improved by $26.2 million for the three months ended September 30, 2025, compared to the prior year period. The improvement was primarily driven by increased ceding activity from the Reciprocal Segment and the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees. Our Insurance Services segment benefited from the receipt of management fees from the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Our other segment and corporate costs also declined due to lower professional fees, reduced reliance on third-party consultants, and strong cost control. Porch Shareholder Interest Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Three Months Ended September 30,
		2025	2024	Change
Revenue		$73,845	$37,147	$36,698
Gross Profit		$62,250	$9,659	$52,591
Gross Margin		84%	26%
Adjusted EBITDA (Loss)	(1)	$25,300	$(1,367)	$26,667
Adjusted EBITDA (Loss) Margin	(1)	34%	(4)%
RWP (in millions)	(2)	$137.5		N/A
Reciprocal Policies Written (in thousands)	(2)	47.7		N/A
RWP per Policy (unrounded)	(2)	$2,884		N/A
______________________________________
(1)Insurance Services Adjusted EBITDA (Loss) and Adjusted EBITDA (Loss) Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the three months ended September 30, 2025, Insurance Services segment revenue was $73.8 million. For the three months ended September 30, 2024, Insurance Services segment revenue was $37.1 million. The 99% increase in Insurance Services segment revenue was primarily driven by an increase in ceding from the Reciprocal Segment with the new reinsurance program beginning on April 1, 2025. Additionally, Insurance Services revenue increased due to the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as the Insurance Services segment acts as the Reciprocal’s manager.
Our Insurance Services segment generates economics in several ways: management fees based on a percentage of written premium from the Reciprocal, policy fees based on the number of Reciprocal Policies Written, non-catastrophic weather quota share reinsurance, lead fees from third-party insurance agencies, and interest from the surplus note due from the Reciprocal. Insurance Services revenue as a percentage of RWP was 54% for the three months ended September 30, 2025.
For the three months ended September 30, 2025, Insurance Services segment gross profit was $62.3 million. For the three months ended September 30, 2024, Insurance Services segment gross profit was $9.7 million. The increase in gross profit was primarily driven by higher revenue resulting from increased ceding activity from the Reciprocal Segment..
Insurance Services Adjusted EBITDA (Loss) was $25.3 million in the third quarter of 2025, which improved compared to prior year due to increased ceding activity from the Reciprocal Segment and the various commissions and fees beginning January 1, 2025, including interest income from the surplus note due from the Reciprocal Segment.
Insurance Services Adjusted EBITDA (Loss) Margin increased to 34% for the three months ended September 30, 2025, primarily due to the increase in revenue driven by increased ceding activity from the Reciprocal Segment. The Adjusted EBITDA (Loss) Margin increase outpaced the increase in revenue, reflecting a shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees. Higher interest income earned on surplus notes with the Reciprocal Segment also contributed to the increase.

SOFTWARE & DATA

		Three Months Ended September 30,
		2025	2024	Change
Revenue		$24,635	$23,127	$1,508
Gross Profit		$18,155	$17,301	$854
Gross Margin		74%	75%
Adjusted EBITDA	(1)	$5,128	$5,013	$115
Adjusted EBITDA Margin		21%	22%
Average Number of Companies (in thousands)	(2)	23.8
Annualized Average Revenue per Company (unrounded)	(2)	$4,140
______________________________________
(1)Software & Data Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

Software & Data Adjusted EBITDA was $5.1 million in the third quarter of 2025, which improved compared to the prior year due to an increase in revenue from greater transaction volume of our Home Factors product and price increases of our title insurance software.
Software & Data Adjusted EBITDA Margin decreased to 21% for the three months ended September 30, 2025. While revenue increased by 7% compared with the prior year, primarily due to title insurance software price increases and higher transaction volume of our Home Factors product, Adjusted EBITDA Margin declined due to an increase in growth-driven investments in headcount and professional fees to support the Home Factors sales organization and product innovation.

CONSUMER SERVICES

		Three Months Ended September 30,
		2025	2024	Change
Revenue		$19,367	$17,800	$1,567
Gross Profit		$16,609	$13,515	$3,094
Gross Margin		86%	76%
Adjusted EBITDA	(1)	$2,493	$3,855	$(1,362)
Adjusted EBITDA Margin		13%	22%
Monetized Services (in thousands)	(2)	93.9
Average Revenue per Monetized Service (unrounded)	(2)	$206
______________________________________
(1)Consumer Services Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the three months ended September 30, 2025, Consumer Services segment revenue was $19.4 million. For the three months ended September 30, 2024, Consumer Services segment revenue was $17.8 million. The increase in revenue was primarily driven by higher fees for providing third-party TV/Internet services.
Consumer Services Adjusted EBITDA decreased by $1.4 million for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024. The decrease was primarily driven by the timing of direct mail advertising expense compared to the prior year and was partially offset by the increase in revenue.
Consumer Services Adjusted EBITDA Margin decreased to 13% for the three months ended September 30, 2025, primarily driven by the timing of direct mail advertising expense. This increase had a greater impact to Adjusted EBITDA than the increase in revenue, leading to lower Adjusted EBITDA Margin.

CORPORATE

	Three Months Ended September 30,
	2025	2024	Change
Selling and marketing	$483	$426	$57
Product and technology	4,121	5,352	$(1,231)
General and administrative	14,237	13,748	$489
Other	(6,546)	(6,496)	$(50)
Adjusted EBITDA Loss	$12,295	$13,030	$(735)
______________________________________
(1)Adjusted EBITDA Loss is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Corporate expenses decreased for the three months ended September 30, 2025, compared to the same period for 2024. The decrease was driven primarily by lower professional fees and reduced reliance on third-party consultants as well as strong cost control across the business. Our cost control measures included centralizing administrative functions and shifting hiring to target lower-cost locations.

Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024
Consolidated Year-to-Date Results

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$342,122	$337,487	$4,635	1%
Cost of revenue	113,854	221,895	(108,041)	(49)%
Gross Profit	228,268	115,592	112,676	97%

Operating expenses:
Selling and marketing	86,554	94,378	(7,824)	(8)%
Product and technology	39,656	37,906	1,750	5%
General and administrative	81,940	72,959	8,981	12%
Total operating expenses	208,150	205,243	2,907	1%
Operating income (loss)	20,118	(89,651)	109,769	(122)%
Other income (expense):
Interest expense	(37,265)	(31,758)	(5,507)	17%
Change in fair value of private warrant liability	(9,312)	1,076	(10,388)	(965)%
Change in fair value of derivatives	21,311	(7,772)	29,083	(374)%
Gain on extinguishment of debt	395	27,436	(27,041)	(99)%
Investment income and realized gains and losses, net of investment expenses	8,464	10,957	(2,493)	(23)%
Other income, net	11,428	27,092	(15,664)	(58)%
Total other income (expense)	(4,979)	27,031	(32,010)	(118)%
Income (loss) before income taxes	15,139	(62,620)	77,759	(124)%
Income tax provision	(4,138)	(683)	(3,455)	506%
Net income (loss)	$11,001	$(63,303)	$74,304	(117)%
Less: Net income attributable to the Reciprocal	10,884	—	10,884	N/A
Net income (loss) attributable to Porch	$117	$(63,303)	$63,420	(100)%

Net income (loss)	$11,001	$(63,303)	$74,304	(117)%
Net loss (income) attributable to the Reciprocal	(10,884)	—	$(10,884)	N/A
Interest expense	37,174	31,758	$5,416	17%
Income tax provision (benefit)	(12)	683	$(695)	(102)%
Depreciation and amortization	14,395	18,568	$(4,173)	(22)%
Gain on extinguishment of debt	(395)	(27,436)	$27,041	(99)%
Other income, net	(7,375)	(22,979)	$15,604	(68)%
Loss (gain) on reinsurance contract	—	(1,391)	$1,391	(100)%
Stock-based compensation expense	20,091	19,208	$883	5%
Mark-to-market losses (gains)	(12,035)	6,538	$(18,573)	(284)%
Restructuring and other costs	969	3,460	$(2,491)	(72)%
Acquisition and other transaction costs	188	268	$(80)	(30)%
Adjusted EBITDA (Loss)	$53,117	$(34,626)	$87,743	(253)%
Adjusted EBITDA (Loss) Margin	16%	(10)%

Revenue. Total consolidated revenue including the Reciprocal increased by 1% compared to the same period last year, reflecting stable performance. Revenue related to the Porch Shareholder Interest was $306.6 million in the nine months ended September 30, 2025, as detailed in the following table.
Cost of revenue. Total consolidated cost of revenue including the Reciprocal decreased by $108.0 million, or 49%, from $221.9 million in the nine months ended September 30, 2024, to $113.9 million in the nine months ended September 30, 2025. The decrease was primarily the result of a reduction in weather related claims at the Reciprocal. As a percentage of revenue, cost of revenue represented 33% of revenue in the nine months ended September 30, 2025, compared with 66% in the nine months ended September 30, 2024. Cost of revenue at the Reciprocal typically exhibits seasonal trends, with lower costs in the first and fourth quarters and higher costs in the second and third quarters, primarily due to increased frequency and severity of weather-related events and timing of insurance-related expenses. There were fewer weather related claims at the Reciprocal in the second and third quarters of 2025 compared to historical seasonal trends. Cost of revenue related to Porch Shareholder Interest was $54.1 million in the nine months ended September 30, 2025, as detailed in the table below. Porch Shareholder Interest Cost of Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal decreased by $7.8 million, or 8%, from $94.4 million in the nine months ended September 30, 2024, to $86.6 million in the nine months ended September 30, 2025. The decrease is primarily driven by a reduction in the amortization of deferred policy acquisition costs, reflecting a shift away from policies written under historically higher commission rates. As a percentage of revenue, selling and marketing expenses represented 25% of revenue in the nine months ended September 30, 2025, compared with 28% in the nine months ended September 30, 2024. Selling and marketing expense related to Porch Shareholder Interest was $142.9 million in the nine months ended September 30, 2025, as detailed in the table below. Porch Shareholder Interest Selling and Marketing is a non-GAAP measure. See Non-GAAP Financial Measures section for definition
General and administrative. Total consolidated general administrative expenses including the Reciprocal increased by $9.0 million, or 12%, from $73.0 million in the nine months ended September 30, 2024, to $81.9 million in the nine months ended September 30, 2025, primarily due to a one-time agency partnership payment during the nine months ended September 30, 2025. General and administrative expenses related to Porch Shareholder Interest were $71.4 million in the nine months ended September 30, 2025, as detailed in the table below. Porch Shareholder Interest General and Administrative is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Interest expense. Year-to-date interest expense, increased by $5.5 million, or 17%, from $31.8 million in the same period in 2024. The increase is primarily driven by the May 2025 exchange of our 0.75% 2026 Notes for newly issued 9.00% 2030 Notes. The higher coupon rate associated with the 2030 Notes contributed to the overall increase in interest expense during the period. The following table details the components of interest expense, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Nine Months Ended September 30,
	2025	2024	$ Change
Contractual interest expense	$21,474	$18,095	$3,379
Amortization of debt issuance costs and discount	16,357	14,177	2,180
Capitalized interest and other	(566)	(514)	(52)
Total interest expense	$37,265	$31,758	$5,507
Change in fair value of private warrant liability. Change in fair value of the private warrant liability was $9.3 million (loss) for the three months ended September 30, 2025, and $1.1 million (gain) for the three months ended September 30, 2024. The change in fair value was primarily related to an increase in the market value of our common stock which exceeded the exercise price of the private warrants since the same period in the prior year. The change in fair value of private warrant liability relates entirely to Porch Shareholder Interest.
Change in fair value of derivatives. The fair value of the derivative liability decreased in the nine months ended September 30, 2025, resulting in a gain, and increased during the nine months ended September 30, 2024, resulting in a loss. The value is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements. The change in fair value of derivatives related entirely to Porch Shareholder Interest.
Gain on extinguishment of debt. In connection with the repurchase of a portion of the 2026 Notes, we recognized a $27.4 million gain on extinguishment of debt during the nine months ended September 30, 2024, compared to less than $0.4 million during the nine months ended September 30, 2025. The trading prices of the 2026 Notes have increased since prior year. See Note 9 in the unaudited Notes to Condensed Consolidated Financial Statements. The gain on extinguishment of debt related entirely to Porch Shareholder Interest.
Investment income and realized gains and losses, net of investment expenses. Total investment income and realized gains and losses, net of investment expenses, including the Reciprocal, were $8.5 million and $11.0 million in the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily driven by unfavorable market conditions, which resulted in lower returns on our investment portfolio. Investment income and realized gains, net of investment expenses, related to Porch Shareholder Interest was $1.2 million for the nine months ended September 30, 2025. Porch Shareholder Interest Other Income is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Other income, net. Total consolidated other income, net, including the Reciprocal decreased by $15.7 million from $27.1 million in the nine months ended September 30, 2024, to $11.4 million in the nine months ended September 30, 2025. The decrease is primarily driven by a $14.9 million gain on settlement of contingent consideration and a $5.3 million loss on sale of our EIG business, both which occurred during the nine months ended September 30, 2024, with no comparable events during the nine months ended September 30, 2025. Additionally, recoveries on reinsurance contracts were approximately $4.5 million lower in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. A decrease in recoveries over time was expected following the previously disclosed termination of a reinsurance contract in 2023. See Note 14 in the unaudited Notes to Condensed Consolidated Financial Statements for detail of other income, net, for each period presented. Other income, net, related to Porch Shareholder Interest was $22.7 million for the nine months ended September 30, 2025. Porch Shareholder Interest Other Income is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Adjusted EBITDA (Loss). Adjusted EBITDA (Loss) for the three months ended September 30, 2025, was $53.1 million, a $87.7 million improvement from Adjusted EBITDA (Loss) of $(34.6) million for the same period in 2024. The year-over year improvement in Adjusted EBITDA (Loss) was primarily attributable to the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees. Our Insurance Services segment benefited from the receipt of commissions and fees related to the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Corporate costs also declined due to reduced workforce, less reliance on third party consultants, centralizing administrative functions, and shifting hiring to target lower-cost locations. Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

The following tables summarize operating results of the four segments as well as corporate expenses and eliminations.

	Nine Months Ended September 30, 2025
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Porch Shareholder Interest Subtotal (2)	Reciprocal Segment	Eliminations Related to Reciprocal Segment (3)	Consolidated
Revenue	$191,041	$70,647	$51,738	$—	$(6,788)	$306,638	$147,288	$(111,804)	$342,122
Cost of revenue	28,602	17,832	7,662	—	(8)	54,088	61,654	(1,888)	113,854
Gross Profit	162,439	52,815	44,076	—	(6,780)	252,550	85,634	(109,916)	228,268
Gross Margin	85%	75%	85%	—%	100%	82%	58%	98%	67%

Less: Operating expenses:
Selling and marketing	88,271	28,227	31,907	1,289	(6,780)	142,914	15,942	(72,302)	86,554
Product and technology	7,573	13,777	3,422	12,604	—	37,376	2,280	—	39,656
General and administrative	14,837	7,694	8,869	39,966	—	71,366	48,188	(37,614)	81,940
Operating income (loss)				(53,859)	—	894	19,224	—	20,118
Other expense (income)	(15,687)	(30)	(312)	16,818	—	789	4,190	—	4,979
Income (loss) before income taxes				(70,677)	—	105	15,034	—	15,139
Income tax benefit (provision)				12	—	12	(4,150)	—	(4,138)
Net income (loss)				$(70,665)	$—	$117	$10,884	$—	$11,001
Less: Net income attributable to the Reciprocal									10,884
Net income attributable to Porch									$117

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(70,665)		$117			$11,001
Less Reconciling items:
Net income attributable to the Reciprocal						—			10,884
Depreciation and amortization	(260)	(9,839)	(2,533)	(1,763)	—	(14,395)			(14,395)
Stock-based compensation expense	(2,901)	(2,046)	(1,247)	(13,897)	—	(20,091)			(20,091)
Gain (loss) on extinguishment of debt	—	—	—	395	—	395			395
Interest expense	—	(2)	1	(37,173)	—	(37,174)			(37,174)
Income tax provision	—	—	—	12	$—	12			12
Mark-to-market gains (losses)	—	—	36	11,999	—	12,035			12,035
Recoveries of Losses on Reinsurance Contracts	—	—	—	7,100	—	7,100			7,100
Other gains and losses	(160)	(207)	153	(668)	—	(882)			(882)
Adjusted EBITDA (Loss) (4)	$70,766	$15,241	$3,780	$(36,670)		$53,117			$53,117
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
(4)Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

	Nine Months Ended September 30, 2024
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Subtotal	Reciprocal Segment	Eliminations Related to Reciprocal Segment (2)	Consolidated
Revenue	$118,586	$67,436	$52,844	$—	$(892)	$237,974	$145,387	$(45,874)	$337,487
Cost of revenue	72,355	17,326	11,608	—	(58)	101,231	133,387	(12,723)	221,895
Gross Profit	46,231	50,110	41,236	—	(834)	136,743	12,000	(33,151)	115,592
Gross Margin	39%	74%	78%	—%	93%	57%	8%	72%	34%

Less: Operating expenses:
Selling and marketing	40,158	30,542	25,675	1,645	(725)	97,295	30,234	(33,151)	94,378
Product and technology	109	13,158	3,095	15,969	(109)	32,222	5,684	—	37,906
General and administrative	5,110	11,192	9,497	41,340	—	67,139	5,820	—	72,959
Operating income (loss)				(58,954)	—	(59,913)	(29,738)	—	(89,651)
Other expense (income)	(13,458)	(14,944)	(115)	5,038	—	(23,479)	(3,552)	—	(27,031)
Income (loss) before income taxes				(63,992)	—	(36,434)	(26,186)	—	(62,620)
Income tax benefit (provision)				(683)	—	(683)	—	—	(683)
Net income (loss)				$(64,675)	$—	$(37,117)	$(26,186)	$—	$(63,303)

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(64,675)		$(37,117)			$(63,303)
Less: Reconciling items:
Depreciation and amortization	(2,970)	(11,235)	(2,909)	(1,434)	—	(18,548)			(18,568)
Stock-based compensation expense	(1,007)	(3,538)	(1,600)	(13,063)	—	(19,208)			(19,208)
Gain (loss) on extinguishment of debt	—	—	—	27,436	—	27,436			27,436
Interest expense	—	19	21	(31,966)	—	(31,926)			(31,758)
Income tax provision	—	—	—	(683)	—	(683)			(683)
Mark-to-market gains (losses)	—	(909)	1,066	(6,696)	—	(6,539)			(6,539)
Recoveries of Losses on Reinsurance Contracts	8,664	—	—	3,331	—	11,995			11,995
Other gains and losses	(134)	14,222	16	(1,313)	—	12,791			8,648
Adjusted EBITDA (Loss) (3)	$9,759	$11,603	$6,490	$(40,287)		$(12,435)			$(34,626)
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

Porch Shareholder Interest Year-to-Date Results (Non-GAAP)
Effective January 1, 2025, Porch shareholders own three segments: Insurance Services, Software & Data, and Consumer Services. Together, these segments—offset by corporate expenses—comprise what we refer to as the “Porch Shareholder Interest.” These segments contribute to Net Income Attributable to Porch and are what is expected to generate cash for Porch shareholders. Comparative period amounts in the following table include only the Insurance Services, Software & Data, and Consumer Services segments as well as corporate expenses. Certain amounts presented in the following table are non-GAAP measures and are reconciled to the nearest GAAP measure in the earlier “Consolidated Year-to-Date Results” section.

		Nine Months Ended September 30,
		2025	2024	Change
Porch Shareholder Interest Revenue	(1)	$306,638	$237,974	$68,664
Porch Shareholder Interest Gross Profit	(1)	$252,550	$136,743	$115,807
Porch Shareholder Interest Adjusted EBITDA (Loss)	(1)	$53,117	$(12,435)	$65,552
______________________________________
(1)Porch Shareholder Interest Revenue, Gross Profit, and Adjusted EBITDA (Loss) are non-GAAP measures. For the nine months ended September 30, 2025, Porch Shareholder Interest Adjusted EBITDA (Loss) is equivalent to total Adjusted EBITDA (Loss) for consolidated Porch, as Porch no longer owns HOA following its sale to the Reciprocal on January 1, 2025. See Non-GAAP Financial Measures section.

For the nine months ended September 30, 2025, revenue for Porch Shareholder Interest increased $68.7 million when compared to the prior year period. The increase was primarily due to the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as Porch acts as its manager, and an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025. This increase was partially offset by an increase in the average coverage period of our warranty products, resulting in revenue being recognized over a longer timeframe, and strategic shift to lower revenue, higher profit services in our moving businesses.
Porch Shareholder Interest Gross Profit improved by $115.8 million for the nine months ended September 30, 2025, when compared to the prior year period. This improvement was primarily driven the launch of the Reciprocal and higher revenue resulting from increased ceding activity from the Reciprocal Segment. Porch Shareholder Interest Gross Profit is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Porch Shareholder Interest Adjusted EBITDA (Loss) improved by $65.6 million for the nine months ended September 30, 2025, compared to the prior year period. The improvement was primarily driven by increased ceding activity from the Reciprocal Segment and the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees. Our Insurance Services segment benefited from the receipt of management fees from the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Our other segment and corporate costs also declined due to lower professional fees, reduced reliance on third-party consultants, and strong cost control. Porch Shareholder Interest Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Nine Months Ended September 30,
		2025	2024	Change
Revenue		$191,041	$118,586	$72,455
Gross Profit		$162,439	$46,231	$116,208
Gross Margin		85%	39%
Adjusted EBITDA	(1)	$70,766	$9,759	$61,007
Adjusted EBITDA Margin	(1)	37%	8%
RWP (in millions)	(2)	$355.1	$—	N/A
Reciprocal Policies Written (in thousands)	(2)	126.2	—	N/A
RWP per Policy (unrounded)	(2)	$2,813	$—	N/A
______________________________________
(1)Insurance Services Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the nine months ended September 30, 2025, Insurance Services segment revenue was $191.0 million. For the nine months ended September 30, 2024, Insurance Services segment revenue was $118.6 million. The 61% increase in Insurance Services segment revenue was primarily driven by an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025. Additionally, revenue increased due to the launch of the Reciprocal on January 1, 2025, and the associated revenue streams as Porch acts as its manager.
Our Insurance Services segment generates economics in several ways: management fees based on a percentage of written premium from the Reciprocal, policy fees based on the number of Reciprocal Policies Written, non-catastrophic weather quota share reinsurance, lead fees from third-party insurance agencies, and interest from the surplus note due from the Reciprocal. Insurance Services revenue as a percentage of RWP was 54% for the nine months ended September 30, 2025
For the nine months ended September 30, 2025, Insurance Services segment gross profit was $162.4 million. For the nine months ended September 30, 2024, Insurance Services segment profit was $46.2 million. The increase in gross profit was primarily driven by higher revenue resulting from increased ceding activity from the Reciprocal Segment.
Insurance Services Adjusted EBITDA was $70.8 million in the nine months ended September 30, 2025, which improved compared to prior year primarily due to the various commissions and fees beginning January 1, 2025, including interest income from the surplus note due from the Reciprocal Segment.
Insurance Services Adjusted EBITDA Margin increased to 37% for the nine months ended September 30, 2025, primarily due to the increase in revenue driven by increased ceding activity from the Reciprocal Segment. The Adjusted EBITDA Margin increase outpaced the increase in revenue, reflecting a shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees. Higher interest income earned on higher principal balance of surplus notes with the Reciprocal Segment also contributed to the increase.

SOFTWARE & DATA

		Nine Months Ended September 30,
		2025	2024	Change
Revenue		$70,647	$67,436	$3,211
Gross Profit		$52,815	$50,110	$2,705
Gross Margin		75%	74%
Adjusted EBITDA	(1)	$15,241	$11,603	$3,638
Adjusted EBITDA Margin	(1)	22%	17%
Average Number of Companies (in thousands)	(2)	24.0
Annualized Average Revenue per Company (unrounded)	(2)	$3,918
______________________________________
(1)Software & Data Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the nine months ended September 30, 2025, Software & Data segment revenue was $70.6 million. For the nine months ended September 30, 2024, Software & Data segment revenue was $67.4 million. Revenue was impacted by an increase in transaction volume of our Home Factors product and price increases of our title insurance software.
For the nine months ended September 30, 2025, Software & Data segment gross profit was $52.8 million. For the nine months ended September 30, 2024, Software & Data segment gross profit was $50.1 million. Gross Profit improvement correlated with the increase in Software & Data segment revenue.
Software & Data Adjusted EBITDA was $15.2 million in the nine months ended September 30, 2025, which improved compared to prior year due to strong cost control, including a reduction in workforce, lower professional fees, and lower rent expense.
Software & Data Adjusted EBITDA Margin increased to 22% for the nine months ended September 30, 2025, reflecting improved operational efficiency. While revenue increased by 5% compared with the prior year, primarily due to title insurance software price increases and higher transaction volume of our Home Factors product, Adjusted EBITDA Margin growth was driven by reduction in operating costs from strong cost control, including a reduction in workforce and lower professional fees.

CONSUMER SERVICES

		Nine Months Ended September 30,
		2025	2024	Change
Revenue		$51,738	$52,844	$(1,106)
Gross Profit		$44,076	$41,236	$2,840
Gross Margin		85%	78%
Adjusted EBITDA	(1)	$3,780	$6,490	$(2,710)
Adjusted EBITDA Margin	(1)	7%	12%
Monetized Services (in thousands)	(2)	252.1
Average Revenue per Monetized Service (unrounded)	(2)	$205
______________________________________
(1)Consumer Services Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the nine months ended September 30, 2025, Consumer Services segment revenue was $51.7 million. For the nine months ended September 30, 2024, Consumer Services segment revenue was $52.8 million. The decrease in revenue was primarily driven by an increase in the average coverage period of our warranty products, resulting in revenue being recognized over a longer timeframe. The decrease in revenue was also driven by a strategic shift to lower revenue higher profit services in our moving businesses. These decreases were partially offset by increased revenue from greater fee retention for providing third-party TV/Internet services.
Consumer Services Adjusted EBITDA was $3.8 million in the nine months ended September 30, 2025, which decreased compared to prior year, was primarily driven by the decrease in monthly revenue resulting from a longer warranty coverage period. The new longer warranty is priced higher but results in a lower monthly rate. In addition, the decrease was also impacted by the timing of direct mail marketing expense for new warranty products compared to the prior year.
Consumer Services Adjusted EBITDA Margin decreased to 7% for the nine months ended September 30, 2025, primarily driven by decrease in monthly revenue related to longer coverage period of our warranty products and the shift to higher profit moving services.

CORPORATE

	Nine Months Ended September 30,
	2025	2024	Change
Selling and marketing	$1,289	$1,645	$(356)
Product and technology	12,604	15,969	$(3,365)
General and administrative	39,966	41,340	$(1,374)
Other	(17,191)	(18,667)	$1,476
Adjusted EBITDA Loss	$36,668	$40,287	$(3,619)
______________________________________
(1)Adjusted EBITDA Loss is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Corporate expenses decreased for the nine months ended September 30, 2025, compared to the the same period for 2024. The decrease was driven primarily by lower professional fees and reduced reliance on third-party consultants as well as strong cost control across the business. Our cost control measures included centralizing administrative functions and shifting hiring to target lower-cost locations.

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
Insurance Services
Reciprocal Written Premium (“RWP”) — We define RWP as the total premium written by the Reciprocal for the face value of one year’s premium gross of cancellations, plus surplus contributions and policy fees, and before deductions for reinsurance in the period. RWP excludes the impact of cancellations and premiums ceded to reinsurers and includes surplus contributions and policy fees, and, therefore, should not be used as a substitute for revenue. We use RWP to manage the business because we believe it represents the business volume generated by associated customer acquisition activities and is reflective of the competitive market position when evaluated on a per written policy basis and is a key driver of both Porch and the Reciprocal’s growth and profit opportunities.
Reciprocal Policies Written — We define Reciprocal Policies Written as the number of new and renewal insurance policies written during the period by the Reciprocal Segment.
RWP per Policy Written — We define RWP per Policy Written as the RWP in the period, which is reflective of the total amount a policyholder is expected to pay, divided by the Reciprocal Policies Written in the period.

Software & Data
Average Number of Companies — We define Average Number of Companies as the straight-line average of the number of companies as of the end of period compared with the beginning of period across all of our Software & Data segment. This only includes the number of companies in our Software & Data segment.
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
Change in Key Performance Indicator
Effective beginning with the quarter ended September 30, 2025, we have updated the definition of an operational metric, RWP, to include surplus contributions to the Reciprocal and policy fees. Management believes the revised definition reflects the total amount the policyholder is expected to pay and provides better insight to management. The primary reason for the change is the anticipated launch of the Porch Insurance product, where policyholders will pay a 10% surplus contribution in addition to traditional premium and fees. The updated definition ensures RWP aligns the operating metric with the full economic payment expected from the policyholder. The change in calculation methodology and updated definition did not result in a significant or material difference to the reported figures as compared to the definition utilized in prior quarters.

Liquidity and Capital Resources
In our early years, we raised capital primarily through equity investments. As a publicly traded company, we have relied on convertible debt as our primary source of capital. As of September 30, 2025, we had $475.1 million of aggregate principal amount outstanding in convertible notes.
Based on our current operating and growth plan, management believes cash and cash equivalents and liquid investments at September 30, 2025, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
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
We incurred net losses historically, resulting in an accumulated deficit of $644.8 million at September 30, 2025, and $754.9 million at December 31, 2024. The improvement in accumulated deficit during the nine months ended September 30, 2025, is a result of reclassification upon formation of the Reciprocal, slightly offset by a net loss.
Porch is a holding company that transacts the majority of its business through operating subsidiaries, including subsidiaries that are involved in providing reinsurance and management services for the Reciprocal which is an insurance carrier. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from our subsidiaries. The insurance industry is highly regulated, and insurance businesses are restricted by statute as to the amount of dividends they may pay without the prior approval of regulatory authorities.

Liquidity and Capital Resources of Porch Shareholder Interest
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments of Porch Shareholder Interest.

	September 30, 2025	December 31, 2024
Cash and cash equivalents of Porch Shareholder Interest	$73,433	$46,526
Short-term investments of Porch Shareholder Interest	11,607	1,613
Long-term investments of Porch Shareholder Interest	38,895	13,509
Unrestricted cash, cash equivalents, and investments of Porch Shareholder Interest	123,935	61,648
Restricted cash and cash equivalents of Porch Shareholder Interest	8,128	28,244
All cash, cash equivalents, investments, and restricted cash and cash equivalents of Porch Shareholder Interest	$132,063	$89,892

2026 Convertible Senior Unsecured Notes
As of September 30, 2025, the outstanding principal was $7.8 million on our 0.75% Convertible Senior Unsecured Notes due on September 15, 2026 (the “2026 Notes”).
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
After funding the cash portion of the repurchase and related expenses, net cash proceeds were approximately $3.7 million. We used these proceeds, along with existing cash on hand, to repurchase an additional $8.9 million aggregate principal amount of the 2026 Notes for $8.4 million cash in May 2025. We recognized a net gain on extinguishment of debt of less than $0.1 million in the second quarter of 2025. Our Board of Directors authorized management to repurchase the remaining 2026 Notes in cash in the open market or through privately negotiated transactions.
During the third quarter of 2025, we repurchased in a series of privately negotiated transactions $12.8 million in aggregate principal amount of our 2026 Notes for $12.8 million, representing 96.5% par value. As a result, we recognized a gain on extinguishment of debt of $0.4 million during the third quarter.
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
2028 Convertible Senior Secured Notes
As of September 30, 2025, the outstanding principal was $333.3 million on our 6.75% Convertible Senior Secured Notes due in 2028 (the “2028 Notes”). The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions.
2030 Convertible Senior Unsecured Notes
As of September 30, 2025, the outstanding principal was $134.0 million on our 9.00% Convertible Senior Unsecured Notes due in 2030.
The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.71 per share (the “Conversion Rate”). The conversion price is subject to adjustment based on the Conversion Rate then in effect. If all outstanding 2030 Notes were converted in full at this initial conversion price as of the closing date of the 2030 Notes issuance, this would have equated to approximately 8.5 million shares of common stock. These shares, along with Conversion Rate, are subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes. Holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) on or after February 15, 2030, until the close of business on the second trading day immediately preceding the maturity date of May 15, 2030. In addition, holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding February 15, 2030, only under the following circumstances:
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
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option as described below, we would, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 101.8132 shares of common stock per one thousand dollars of principal amount of the 2030 Notes). As of September 30, 2025, none of the conditions of the 2030 Notes to early convert were met.
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

Liquidity and Capital Resources of the Reciprocal (Consolidated VIE)
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments of the Reciprocal.

		September 30, 2025	December 31, 2024
Cash and cash equivalents of the Reciprocal		$110,204	$121,117
Short-term investments of the Reciprocal		3,767	22,485
Long-term investments of the Reciprocal	(1)	174,089	145,144
		288,060	288,746
Restricted cash and cash equivalents of the Reciprocal	(2)	1,031	895
		$289,091	$289,641
______________________________________
(1)Excludes 18.3 million shares of common stock held by HOA as of December 31, 2024, and held by the Reciprocal as of September 30, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).
(2)See Note 1 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of the nature of restrictions.

As of September 30, 2025, the Reciprocal had $412.0 million in total statutory surplus combined with non-admitted assets. Insurance companies in the United States are required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which the Reciprocal operates have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of our reinsurance programs.
Cash Flow Information
The following table provides a summary of consolidated cash flow information for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash provided by (used in) operating activities	$65,218	$(5,080)	$70,298	(1384)%
Net cash used in investing activities	(49,411)	(52,209)	2,798	(5)%
Net cash used in financing activities	(19,793)	(23,265)	3,472	(15)%
Change in cash, cash equivalents and restricted cash and cash equivalents	$(3,986)	$(80,554)	$76,568	(95)%

Operating Cash Flows
Net cash provided by operating activities was $65.2 million for the nine months ended September 30, 2025. Net cash provided by operating activities was primarily driven by net income and the collection in the current year of reinsurance receivables from the prior year.
Net cash used in operating activities was $5.1 million for the nine months ended September 30, 2024. Net cash used in operating activities includes cash outflows to cover losses at the Reciprocal from severe weather during the year and timing of working capital disbursements. These outflows of cash were partially offset by positive cash flow from the non-recurring cash receipt of $25 million related to the Aon agreement (see Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements).
Investing Cash Flows
Net cash used in investing activities was $49.4 million for the nine months ended September 30, 2025. Net cash used in investing activities is primarily related to purchases of investments of $104.0 million and investments in developing internal-use software of $10.5 million, partially offset by proceeds from maturities and sales of investments of $64.2 million.

Net cash used in investing activities was $52.2 million for the nine months ended September 30, 2024. Net cash used in investing activities was primarily related to purchases of investments of $98.1 million and investments in developing internal-use software of $8.6 million, partially offset by proceeds from sale of EIG of $10.9 million and maturities and sales of investments of $44.0 million.
Financing Cash Flows
Net cash used in financing activities was $19.8 million for the nine months ended September 30, 2025. Net cash used in financing activities primarily relates to $68.2 million of repurchases of 2026 Notes. We also incurred $2.2 million in debt issuance costs associated with the issuance of the 2030 Notes. These outflows were partially offset by $51.0 million in proceeds from the issuance of the 2030 Notes.
Net cash used in financing activities was $23.3 million for the nine months ended September 30, 2024. Net cash used in financing activities was primarily related to the repurchase of 2026 Notes for $23.2 million.
Supplemental Cash Flow Information
The following table provides further detail of cash flows of Porch and cash flows of the Reciprocal Segment for the nine months ended September 30, 2025.

	Consolidated	Reciprocal Segment	Eliminations	Porch Shareholder Interest (1)
Net cash provided by (used in) operating activities	$65,218	$(5,696)	$—	$70,914

Cash flows from investing activities:
Purchases of property and equipment and capitalized software development costs	(10,875)	(6)	—	(10,869)
Maturities, sales, (purchases) of investments, net	(39,753)	(5,075)	—	(34,678)
Proceeds from sale of business	1,217	—	—	1,217
Issuance of surplus note to Reciprocal	—	—	46,813	(46,813)
Sale of HOA to the Reciprocal	—	(46,813)	—	46,813
Net cash provided by (used in) investing activities	(49,411)	(51,894)	46,813	(44,330)

Cash flows from financing activities:
Proceeds from surplus note with Porch	—	46,813	(46,813)	—
Proceeds from debt issuance	51,000	—	—	51,000
Repayments of principal	(68,164)	—	—	(68,164)
Other financing activities	(2,629)	—	—	(2,629)
Net cash provided by (used in) financing activities	(19,793)	46,813	(46,813)	(19,793)

Net change in cash and cash equivalents & restricted cash and cash equivalents	(3,986)	(10,777)	—	6,791
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	196,782	122,012	—	74,770
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$192,796	$111,235	$—	$81,561

Supplemental disclosures
Cash received (paid) for interest on intercompany surplus notes	—	(9,181)	—	9,181
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
You should not consider these non-GAAP financial measures in isolation, as a substitute to or superior to financial performance measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude specified income and expenses, some of which may be significant or material, that are required by GAAP to be recorded in our consolidated financial statements. We may also incur future income or expenses similar to those excluded from these non-GAAP financial measures, and the presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures reflect the exercise of management judgment about which income and expenses are included or excluded in determining these non-GAAP financial measures.
Adjusted EBITDA (Loss)
We define Adjusted EBITDA (Loss) as net income (loss) adjusted for net income (loss) attributable to the Reciprocal; interest expense; income taxes; depreciation and amortization; gain or loss on extinguishment of debt; other expense; other income; impairments of intangible assets and goodwill; gain or loss on reinsurance contract; impairments of property, equipment, and software; stock-based compensation expense; mark-to-market gains or losses recognized on changes in the value of contingent consideration arrangements, unexercised warrants, and derivatives; restructuring and other costs; acquisition and other transaction costs; and non-cash bonus expense. Adjusted EBITDA (Loss) Margin is defined as Adjusted EBITDA (Loss) divided by total revenue.
The following table reconciles Net income (loss) to Adjusted EBITDA (Loss) and Net income (loss) as a percentage of revenue to Adjusted EBITDA (Loss) Margin.

	Three Months Ended September 30,
	2025		2024
	Amount	Margin	Amount	Margin
Net income (loss)	$(982)	(1)%	$14,382	13%
Net loss (income) attributable to the Reciprocal	(9,875)	(8)%	—	—%
Interest expense	13,953	12%	10,645	10%
Income tax provision (benefit)	1,160	1%	(183)	—%
Depreciation and amortization	4,910	4%	6,049	5%
Gain on extinguishment of debt	(361)	—%	(22,545)	(20)%
Other income, net	(118)	—%	(773)	(1)%
Loss (gain) on reinsurance contract	—	—%	(285)	—%
Stock-based compensation expense	7,181	6%	6,735	6%
Mark-to-market losses (gains)	3,909	3%	1,140	1%
Restructuring and other costs	837	1%	1,668	2%
Acquisition and other transaction costs	12	—%	102	—%
Adjusted EBITDA (Loss)	$20,626	17%	$16,935	15%

Revenue	$118,082	100%	$111,200	100%

	Nine Months Ended September 30,
	2025		2024
	Amount	Margin	Amount	Margin
Net income (loss)	$11,001	3%	$(63,303)	(19)%
Net loss (income) attributable to the Reciprocal	(10,884)	(3)%	—	—%
Interest expense	37,174	11%	31,758	9%
Income tax provision (benefit)	(12)	—%	683	—%
Depreciation and amortization	14,395	4%	18,568	6%
Gain on extinguishment of debt	(395)	—%	(27,436)	(8)%
Other income, net	(7,375)	(2)%	(22,979)	(7)%
Loss (gain) on reinsurance contract	—	—%	(1,391)	—%
Stock-based compensation expense	20,091	6%	19,208	6%
Mark-to-market losses (gains)	(12,035)	(4)%	6,538	2%
Restructuring and other costs	969	—%	3,460	1%
Acquisition and other transaction costs	188	—%	268	—%
Adjusted EBITDA (Loss)	$53,117	16%	$(34,626)	(10)%

Revenue	$342,122	100%	$337,487	100%
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

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2024 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2024 Annual Report. There have been no material changes to these policies during the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements
Since the date of incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2025, and December 31, 2024, we had interest-bearing debt of $475.1 million and $507.3 million, respectively. Our 0.75% convertible senior unsecured notes due in September 2026 (the “2026 Notes”) have a principal balance of $7.8 million as of September 30, 2025, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% convertible senior secured notes due in October 2028 (the “2028 Notes”) have a principal balance of $333.3 million as of September 30, 2025, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Our 9.00% convertible senior unsecured notes due in May 2030 (the “2030 Notes”) have a principal balance of $134.0 million as of September 30, 2025, a fixed coupon rate of 9.00%, and an effective interest rate of 9.2%. Interest expense includes both contractual interest expense and amortization of debt issuance costs and discount. The following table provides details of interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense for 2026 Notes	$23	$399	$579	$1,220
Contractual interest expense for 2028 Notes	5,625	5,625	16,875	16,875
Contractual interest expense for 2030 Notes	3,015	—	4,020	—
Total contractual interest expense	8,663	6,024	21,474	18,095
Amortization of debt issuance costs and discount for 2026 Notes	15	295	418	882
Amortization of debt issuance costs and discount for 2028 Notes	5,601	4,711	15,852	13,295
Amortization of debt issuance costs for 2030 Notes	51	—	87	—
Total amortization of debt issuance costs and discount	5,667	5,006	16,357	14,177
Capitalized interest and other	(367)	(385)	(566)	(514)
Total interest expense	$13,963	$10,645	$37,265	$31,758
Because the coupon rates are fixed, interest expense on our debt will not change if market interest rates increase.
As of September 30, 2025, Porch has a $50.5 million portfolio of fixed income securities and an unrealized gain (loss) of $0.4 million while the Reciprocal has a $177.9 million portfolio of fixed income securities and an unrealized gain (loss) of

$(0.6) million, as described in Note 5 in the unaudited Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
As of September 30, 2025, accounts receivable balances were $13.2 million and $7.2 million for Porch and the Reciprocal, respectively, and reinsurance balance due for the Reciprocal was $36.1 million. These are not interest-bearing assets and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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
Foreign Currency Risk
There was no material foreign currency risk for the nine months ended September 30, 2025. Our activities to date have been conducted primarily in the United States.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of September 30, 2025.
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
The accounting method for reflecting the 2030 Notes on our balance sheet, accruing interest expense for the 2030 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that the 2030 Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2030 Notes, net of issuance costs. The issuance costs attributable to the 2030 Notes will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2030 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2030 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2030 Notes, which will result in lower reported income. In addition, we expect that the shares underlying the 2030 Notes may be reflected in our diluted earnings per share using the “if converted” method. However, if reflecting the 2030 Notes in diluted earnings per share is anti-dilutive, then the shares underlying the 2030 Notes will not be reflected in our diluted earnings per share. Accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the 2030 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2030 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2030 Notes and could materially reduce our reported working capital.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Matthew Ehrlichman, our Chairman and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) on August 8, 2025. The 10b5-1 trading arrangement is scheduled to terminate on December 31, 2026, and covers the sale of up to an aggregate of 584,998 shares of the Company’s common stock at a price that exceeded the most recent Nasdaq closing price as of the date of entry and continues to exceed the most recent Nasdaq closing price as of the date of filing this Form 10-Q. Mr. Ehrlichman entered into the 10b5-1 trading arrangement primarily related to tax planning and tax obligations. The 10b5-1 trading arrangement is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 trading arrangement will not commence until at least 90 days following the date on which such plan was entered.
Sean Kell, a member of our Board of Directors, entered into a 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) on August 25, 2025. The 10b5-1 trading arrangement covers the sale of up to an aggregate of 20,784 shares of the Company’s common stock to help satisfy tax obligations upon the vesting of shares received for service on the Board of Directors. The 10b5-1 trading arrangement was amended on September 11, 2025, to move the trading commencement date to a later date, which was done solely for personal tax planning purposes. The 10b5-1 trading arrangement is scheduled to terminate on January 3, 2027, and is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 trading arrangement will not commence until at least 90 days following the date on which such plan was entered.
No other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2025.

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

Date: November 5, 2025

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)