Form 10-K
period 2025-12-31
Porch Group, Inc.
filed 2026-02-20
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☒ No ☐
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price of $11.79 per share as reported on the Nasdaq Stock Market on June 30, 2025, (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $840 million.
The number of outstanding shares of the registrant’s common stock as of February 16, 2026, was 124,461,898. This includes 18,312,208 shares of common stock held by Porch Reciprocal Exchange, the registrant’s affiliate. These shares held by our affiliate are considered treasury shares for GAAP accounting purposes and under Delaware law are not considered outstanding for quorum and are not entitled to vote.
Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2026 annual meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

PART I

Item 1. Business
Company Overview
Introduction to Porch
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company—one designed to stand out in a massive and growing market of more than $100 billion. Our strategy is built on three differentiators that set us apart.
1.Advantaged Underwriting Through Proprietary Data
Leveraging unique property insights, we can assess risk with greater precision, enabling competitive pricing for low-risk customers and avoiding high-risk customers, while delivering superior underwriting performance.
2.Best Services for Homebuyers
We are committed to being the go-to partner during one of life’s most significant transitions—buying a home—by offering services that simplify moving and home setup.
3.More Protection
We combine homeowners insurance with home warranty, filling coverage gaps and reducing unexpected costs for consumers.
In January 2025, we completed the formation of Porch Reciprocal Exchange (the “Reciprocal”) and, as part of this process, sold our legacy homeowners insurance carrier, Homeowners of America (“HOA”), to the Reciprocal. Following the sale, HOA became a wholly owned subsidiary of the Reciprocal. Porch continues to manage and operate the Reciprocal, providing critical services such as underwriting, policy renewal, risk and portfolio management, financial oversight, and investment guideline setting. In return, Porch earns commissions and fees for these services.
Beyond insurance, Porch is a leader in the home software-as-a-service (“SaaS”) space, serving approximately 24 thousand companies across industries essential to the home-buying process—home inspectors, title companies, mortgage providers, and more. Our deep relationships and proprietary data give us unique visibility into approximately 90% of U.S. homes, enabling superior risk assessment and competitive pricing.
Our mission is to be the best homeowners insurance partner for homebuyers, offering more than just coverage. Through the Porch app, we provide a full moving concierge service, helping customers with moving logistics and essential home services like security, TV/Internet setup, and more.
Finally, we deliver greater home protection by pairing homeowners insurance with full home warranty, additional coverages, and appliance recall monitoring. This approach fills coverage gaps, reduces unexpected costs, and strengthens our value proposition—creating deeper, lasting relationships with our customers.
Beginning in January 2025, we operate under four reportable segments that are also our operating segments. Three of these segments are owned by Porch — Insurance Services, Software & Data, and Consumer Services. We collectively call these three segments, along with corporate functions, the “Porch Shareholder Interest.” Our fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch and, at this time, is consolidated for reporting purposes.
Insurance Services Segment
Our Insurance Services segment earns management fees from the Reciprocal in exchange for managing and operating its business. This segment also receives policy fees from policyholders, lead fees from agencies, earns interest on surplus notes from the Reciprocal, and includes a captive reinsurer to provide reinsurance support to improve capital efficiency for the Reciprocal.
Software & Data Segment
Software
We provide software, on a subscription and predominantly transactional basis, to inspection, mortgage, title, and roofing companies. This segment includes the Inspection Support Network (“ISN”) collection of brands, which are leading SaaS solutions for inspectors with easy-to-use tools. ISN brands provide a range of offerings for inspection businesses, and together represent roughly half of all U.S. home inspections in 2025. Rynoh software helps settlement agents protect the real estate transaction. Rynoh software was utilized in approximately 40% of all real estate closings in 2025. Floify is a software company helping mortgage companies and loan officers create a better mortgage and refinancing experience for consumers. iRoofing provides measurement software for roofers.
Data
Porch Group Media is a leading provider of data solutions, including Home Factors, our unique property insights product. With insights into approximately 90% of U.S. homes, Home Factors provides interior and exterior attributes and condition data to help insurance carriers improve underwriting, pricing, and risk selection. Beyond insurance, Home Factor property insights are utilized in other business areas to enhance customer acquisition and retention efforts.
Consumer Services Segment
Our Consumer Services segment provides warranty products through Porch Warranty and other warranty brands to protect the whole home. Our Consumer Services segment also provides moving related services such as movers, TV/Internet, and security.
Warranty
Our warranty business offers various products such as whole-home, service line, and extended labor warranties in 50 states and Washington, D.C. The warranty business typically acquires customers through direct-to-consumer marketing and partnerships, including real estate, home inspection, distributors, utilities, and home insurance.
Moving Services
Porch Moving Group includes the MovingPlace, HireAHelper, SML, and Moving Staffers brands, and is primarily a marketplace offering labor-only moving services which has recently expanded to offer full-service moving services.
Reciprocal Segment
The Reciprocal Segment includes HOA and its parent, the Reciprocal, which is a member-owned reciprocal exchange, owned by policyholder members rather than Porch. The Reciprocal Segment provides policyholders with insurance to protect their homes, earning revenue primarily through premiums collected on policies.
The Reciprocal offers property-related insurance products in 20 states. The Reciprocal uses Home Factors and other data points to better assess homes, underwrite risk, and effectively price homeowners insurance policies, with pricing advantages for well-maintained homes and pricing surcharges for homes that are higher risk.
Property insurance claims fluctuate with seasonal weather; the highest exposure to catastrophic weather for the Reciprocal has historically occurred in the first half of the year. While the Reciprocal retains insurance underwriting risk, a portion of the risk is ceded to third-party reinsurance companies.

Core Differentiation
There are three key areas where Porch has differentiation which is core to the strategy - we provide advantaged underwriting, best services for homebuyers, and more home protection:
Advantaged Underwriting
With insights into approximately 90% of U.S. homes, we are able to better model underwriting risk and price policies appropriately. This is a win-win, as it benefits us and our customers.
Our unique property data from Home Factors enhances our underwriting models and, where applicable, helps create a pricing advantage for well-maintained homes and prevent adverse selection for poorly maintained homes.

This data has enabled us to more accurately underwrite risk, and as a result, we have seen an improvement in the Reciprocal’s Attritional Loss Ratio (see Non-GAAP Financial Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for definition), which was 17% and 22% for the years ended December 31, 2025, and 2024, respectively.
Best Services for Homebuyers
We know when homebuyers are moving approximately six weeks before they move due to our unique early insight. Therefore, we have the ability to cross-sell a variety of products at the time they are most needed. The consumer will engage with either the Porch app or our concierge service to receive support in various aspects of their move, such as insurance, warranty, and moving services, utilities, TV/Internet, and security, including comparing reviews and prices for different providers.
More Protection
We provide consumers with more protection through offering home insurance, home warranty for everyday breakdowns, and a home app to provide appliance recall check monitoring. We can be there from move-in to move-out, with a variety of products designed to make sure our customers’ largest assets are protected.

Industry Trends
In 2025, 4.1 million1 existing homes and 0.7 million2 newly constructed homes were sold in the U.S. We have relationships with approximately 24 thousand companies that support consumers through the home transaction. In 2025, the U.S. housing market began to stabilize despite increases in interest rates and rising home sales prices, with industry home sales remaining relatively unchanged from 2024.
We primarily focus on homebuyers, where we have unique competitive advantages due to our data insights with this pool of customers. We consider this a higher quality customer cohort because it typically has a long lifetime value.
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

Strategic Growth Pillars
Following a chapter focused on reaching profitability, we now enter a chapter focused on profitable growth. Our goal is to positively impact long-term shareholder value by focusing on the following strategic growth pillars:
Scale Insurance Premiums
Our strategy continues to focus on profitable growth. This includes expanding our offering within our existing states and into new states, and recruiting a high performing sales team who will increase our quote volumes and therefore insurance gross written premiums by expanding the number of third-party insurance agency relationships and building deeper relationships with existing third-party insurance agencies.
Software Innovation to SaaS Businesses
We plan to continue increasing utilization of our SaaS products and maintain high customer retention. We expect to launch new products and features to meet the needs of our customers, while increasing prices and maintaining high customer retention rates.
1 National Association of Realtors, Existing Home Sales, December 2025
2 U.S. Census Bureau, Monthly New Residential Sales, October 2025

Growth of Data Business
We intend to add new categories of Home Factors, our property insights product, each quarter and further monetize Home Factors with third parties.
Expand Access to Consumers
By leveraging existing partnerships with moving companies, major utilities, and other partnerships, we are expanding access to high-value homebuyers early in their journey, and fostering long-term customer relationships.

Government Regulation
Reciprocal
State Regulation
The Reciprocal Segment is subject to regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in National Association of Insurance Commissioners (“NAIC”) model laws and regulations that establish standards and requirements for conducting the business of insurance and may be adopted by each state regulatory agency.
The NAIC Accreditation Program requires state regulatory agencies to meet baseline standards of solvency regulation of insurers, particularly with respect to regulation of multi-state insurers. In general, such regulation is intended for the protection of those who purchase or use insurance products, and not, in the case of the Reciprocal, its operator. These rules have a substantial effect on the Reciprocal’s business and relate to a wide variety of matters including: insurance company licensing and examination; the licensing of insurance agents and adjusters; price setting or premium rates; underwriting rules and restrictions; trade practices; approval of policy forms; claims practices; restrictions on transactions between our subsidiaries and their affiliates, including the payment of dividends and management fees, which are subject to regulatory review and reasonableness standards and may be limited, modified or disallowed by state insurance regulators; investments; underwriting standards; advertising and marketing practices; capital adequacy; and the collection, remittance and reporting of certain taxes, licenses and fees.
Insurance Holding Company Regulation
Most states have enacted legislation that regulates insurance holding company systems, defined as two or more affiliated persons, one or more of which is an insurer. The Reciprocal and Porch, and their wholly owned subsidiaries, meet the definition of an insurance holding company system.
Under the insurance holding company laws and regulations adopted in Texas, the Reciprocal is required to register with the Texas Department of Insurance (the “Texas Department”) and furnish information concerning the operations of companies within the holding company system that includes Porch and all of its subsidiaries. Under these laws and regulations, the Reciprocal is required to disclose material transactions with other companies in the holding company system and give prior notice of or obtain approval for certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation. The Texas Department also may require the Reciprocal to produce records, books, or other information papers of or concerning Porch that are in its possession and are necessary to ascertain the financial condition or legality of conduct of the Reciprocal, including the enterprise risk to the insurer by Porch or by any entity or combination of entities within the insurance holding company system, or by the insurance holding company system on a consolidated basis.
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require the calculation of a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These “risk-based capital” results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action.
Restrictions on Shareholder Dividends
The insurance carrier’s capacity to pay dividends to shareholders is limited. Insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an

“extraordinary dividend” as defined under the state's insurance code. The amount of ordinary dividends that may be paid is subject to certain limitations, the amounts of which change each year. These limitations only apply to shareholder dividends paid by the Reciprocal’s subsidiaries. The Reciprocal, operating as a reciprocal insurance exchange, does not pay shareholder dividends. The Reciprocal is owned by policyholder members rather than Porch. We do not anticipate dividends being paid to policyholders in the near term.
Price Regulation
Nearly all states have insurance laws requiring the Reciprocal to file rate schedules, policy or coverage forms, and other information within the state's regulatory authority. In certain states, rate schedules, policy forms, or both, must be approved prior to use. While insurance laws vary from state to state, their objectives are generally the same: an insurance rate cannot be excessive, inadequate, or unfairly discriminatory. The speed with which we can change our rates in response to competition or in response to increasing costs depends, in part, on the willingness of state regulators to allow adequate rates for the business we write.
Insurance Reserves
State insurance laws require the Reciprocal to analyze the adequacy of its reserves annually. Its appointed actuaries must submit an opinion that the Reciprocal’s statutory reserves are adequate to meet policy claims-paying obligations and related expenses.
Exiting Geographic Markets; Canceling and Non-Renewing Policies
Most states regulate the insurance carrier’s ability to exit a market. For example, states limit, to varying degrees, the Reciprocal’s ability to cancel and non-renew insurance policies. Some states prohibit withdrawing one or more types of insurance business from the state, except upon prior regulatory approval. Regulations that limit policy cancellation and non-renewal may restrict the Reciprocal’s ability to exit unprofitable markets.
Investment Regulation
The Reciprocal is subject to various state regulations requiring investment portfolio diversification and limiting the concentration of investments it may maintain in certain asset categories. Failure to comply with these regulations leads to the treatment of nonconforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, state regulations require the sale of certain nonconforming investments.
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
Statutory Accounting Principles
The Reciprocal’s assets, liabilities and results of operation are included in the consolidated financial statements of Porch and were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, the Reciprocal is required to calculate and report assets, liabilities and net income and other data according to Texas law and statutory accounting rules as defined in the NAIC Accounting Practices and Procedures Manual. This data is used by the Texas Department and other state insurance regulators as the primary tool for evaluating the Reciprocal’s financial condition and its compliance with state solvency standards. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.
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
As we receive, transmit, store and use a substantial amount of information received from or generated by consumers and service professionals, we are impacted by state laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. As such, compliance with these regulations may require significant operational changes, increased costs, and ongoing monitoring. Failure, or perceived failure, to comply with applicable data privacy and data protection requirements could result in regulatory investigations, enforcement actions, fines, litigation, reputational harm, or restrictions on our ability to collect or use data, which could adversely affect our business, financial condition, and results of operations.
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
We are organized in a decentralized operating model, which allows our businesses to move quickly and leverage a common playbook, data platform, and infrastructure. When we acquire a company, our decentralized operating model helps us maintain momentum and entrepreneurial culture while mitigating the risks associated with integration. In most cases, we integrate acquisitions into our (1) central data platform; (2) transactional monetization to drive our business-to-business-to-consumer revenues such as insurance and warranty; and (3) operational systems, such as accounting and payroll.
We engage and empower our team with continued career and learning and development opportunities. We employ a continuous improvement philosophy, dive deep into the details to solve each problem, welcome collaboration, and believe the speed with which we move is a differentiator. This approach helps us build a strong bench of leaders for tomorrow’s business challenges.

We are an organization that cares deeply and values environmental, social, and corporate governance (“ESG”) initiatives. Our ESG initiatives are rooted in our goals to be a profitable, resilient business, and to create long-term value for our stockholders, customers, employees, and communities. Our ESG strategy reflects the relevant issues that are most important to Porch and our stakeholders. We released our third ESG report in December 2025.
We pride ourselves on our values-driven culture that fosters employee engagement and creates an attractive home for top talent. We were certified as a Great Place to Work 2025, the fourth time in as many years.
As of December 31, 2025, we had a total of 803 employees, which includes 799 full-time employees. We also utilize independent contractors in the U.S. and other countries. We believe that we generally have good relationships with our employees and contractors.

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
•We face a variety of risks from our expansion into the insurance business, including as a result of higher than expected claims costs and other factors outside of our control, which may result in an adverse impact on the Company’s financial condition.
•Porch Shareholder Interests and our future growth are largely dependent on our ability to manage the operations of and grow the insurance business we manage and operate by limiting attrition, generating surplus at the Reciprocal, and increasing our revenue by increasing the number of sales of home-related services per customer and consumer. We may not succeed in these efforts.
•The incidence, frequency and severity of weather events, extensive wildfires, and other catastrophes, particularly occurring where the Porch Reciprocal Exchange (the “Reciprocal”) has a concentration of homeowners insurance policyholders, or that adversely impact consumer confidence and spending behavior in the industries we serve, could have a material effect on our results of operations and financial condition.
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
•We may be unable to access the capital markets when needed, which could adversely affect the ability to take advantage of business opportunities as they arise. refinance our outstanding debt, and fund operations in a cost-effective manner.
•We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
•We operate an insurance business through a reciprocal exchange, the Reciprocal. We do not own the Reciprocal but provide certain management services for which we receive compensation. The growth and financial health of the Reciprocal directly affect our operating revenue and the payment of interest and principal on surplus notes we hold is uncertain.
•If the management fee rate retained by Porch’s insurance services businesses is reduced or if there is a significant decrease in the amount of gross premiums written by the Reciprocal, revenues and profitability of the Company could be materially adversely affected.
•The Reciprocal is dependent on the use of reinsurance, including reinsurance from our wholly owned reinsurance captive.
•We may change the structure of the reinsurance arrangement for the Reciprocal and our reinsurance captive in the future, which may impact our overall risk profile and financial condition.
•Reinsurance may be unavailable at current levels and prices, which may limit the Reciprocal’s ability to write new business. Furthermore, reinsurance subjects the Reciprocal to counterparty risk and may not be adequate to protect it against losses, which could have a material effect on results of our operations and financial condition.
•The performance of the Reciprocal’s and our reinsurance captive’s investment portfolios is subject to a variety of investment risks.
•The financial strength ratings of the Reciprocal and Homeowners of America (“HOA”), its insurance company subsidiary, could be downgraded.

•Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.
•The effects of emerging claim and coverage issues in the insurance industry are uncertain.
•Failure to maintain the Reciprocal’s risk-based capital at the required levels could adversely affect its ability to maintain regulatory authority to conduct business.
•The Reciprocal’s and our insurance captive’s loss reserves may be inadequate to cover actual losses.
•The Reciprocal and our reinsurance captive could be forced to sell investments to meet liquidity requirements.
•Our results of operations and financial condition may be adversely affected due to limitations in the analytical models or changes in accessibility to such models used to assess and predict the Reciprocal’s exposure to catastrophic losses.
•Regulatory factors could, and a sustained decline in the price of our common stock would, negatively impact the Reciprocal’s statutory surplus, which may require it to raise additional funds to enable the Reciprocal to adhere to regulatory requirements and maintain its financial stability rating.
•If the costs of providing services to the Reciprocal are not controlled, our profitability could be materially adversely affected.
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
•Prior to the fourth quarter of fiscal 2024, we had a history of losses, and we may be unable to sustain profitability.
•Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.
•We are subject to credit risk arising from the financial soundness of counterparties, including the Reciprocal’s and our reinsurance captive’s reinsurers, which may have a material adverse effect on our business, financial condition, and results of operations.
•The insurance businesses we manage and operate are subject to state governmental regulation, which could limit the growth of the insurance businesses and impose additional costs on the Reciprocal and HOA.
•The processing, storage, use and disclosure of personal data is subject to a variety of federal and state laws and regulations and could give rise to liabilities and increased costs.
•Implementation of artificial intelligence (“AI”) and machine learning technologies may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business.
•The indenture governing our 2028 Notes contains, and instruments governing any future indebtedness of ours would likely contain, restrictions that may limit our flexibility in operating our business, and any default on our 2028 Notes or other future secured indebtedness could result in foreclosure by our secured debtholders on our assets. In addition, servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to make such payments.
•We face risks associated with our independent contractors, including complying with applicable laws.
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
Our brands and businesses operate in home-related product and service industries, which include insurance, mortgage software, title insurance software, warranty, moving services, inspection software, home repair, data and analytics, and marketing, financial and other software for home services companies; all of which are competitive, evolving, and some of which are highly regulated. There are many existing competitors and a consistent and growing stream of new entrants, services and products. Some of our competitors are well-established, have greater functional and compliance maturity, or have better competitive positions with respect to certain geographical areas, consumer and service provider demographics, and/or types of services offered. Some of our competitors have stronger brand name recognition, better economies of scale, more developed software platforms or other intellectual property, and/or better access to capital. Additionally, the home and home-related services industries continue to undergo consolidation and vertical integration, which may make it more difficult to compete with existing competitors and new entrants. Any of these advantages could enable these competitors to reach more consumers and service providers than we reach, offer products and services that are more appealing to consumers and service providers than our products and services, and respond more quickly and/or cost effectively than we respond to evolving market opportunities and trends, any of which could adversely affect our business, financial condition and results of operations.
If we are unable to compete effectively against competitors, services or products or if we are unable to establish or maintain a consumer brand that resonates with customers and/or enhance our existing brands and the brands of any acquired companies, or if we are unable to maintain high customer satisfaction or compete with the pricing offered by our competitors, the result could be decreases in the size and level of engagement of our consumer and service provider bases, any of which could adversely affect our business, financial condition and results of operations.
We face a variety of risks from our expansion into the insurance business, including as a result of higher than expected claims costs and other factors outside of our control, which may result in an adverse impact on the Company’s financial condition.
In 2021, we expanded our insurance operations through the acquisition of HOA, a leading property and casualty insurance company focused on products in the residential homeowner space. Effective January 1, 2025, we sold HOA to the Reciprocal, a newly formed reciprocal insurance exchange. Porch acts as the operator and managing general agent for the Reciprocal, receiving commission and fees as compensation for services in our Insurance Services segment, which became effective January 1, 2025. In addition, within our new Insurance Services segment, our wholly owned reinsurance captive provides reinsurance support to the Reciprocal to increase capital efficiency at the Reciprocal and increase revenue and profit for Porch Shareholder Interest. As a result, we continue to be exposed to certain risks related to the insurance business.
The Reciprocal bears the cost of paying insured claims. Claims costs may be adversely affected by increases in costs of home repair as a result of inflated material costs, supply chain shortages, increases in labor costs, and demand surge during catastrophic events. In addition, prices for raw materials, such as lumber and steel, are subject to market volatility. We cannot predict the extent to which the Reciprocal and our reinsurance captive may experience future increases in claims costs. To the extent such costs increase, the Reciprocal may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers. Such increases in costs could have a material adverse impact on our consolidated business, financial position, results of operations, and cash flows.
Effective April 1, 2025, our captive reinsurer provides reinsurance coverage for the Reciprocal for risks with low earnings volatility, such as non-catastrophic weather quota share. Our intent is to continue this quota share as we believe this is a long-term strategy to create capital efficiency for the Reciprocal and attractive, lower-risk economics for Porch shareholders. Under this arrangement, the captive owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflect a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including, but not limited to, continued access to financial solutions, losses of the Reciprocal increasing unexpectedly, in particular, attritional losses, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted. Additionally, capital held by the captive cannot be used elsewhere within the Company without applicable regulatory pre-approval. Whether the Reciprocal will continue to use the captive reinsurer going forward depends upon a number of circumstances, including the availability and pricing of reinsurance from third parties, the amount of capital it holds and regulatory requirements. If the Reciprocal were to cease using the captive, our access to its capital and assets would remain restricted while it has runoff reinsurance obligations.

The Reciprocal is highly dependent on maintaining successful relationships with third-party independent agents and agencies. Negative changes in such relationships could adversely affect its insurance business, including, but not limited to, reduced sales, the loss of existing policies, the need to lower prices, or the need to pay higher commissions. In addition, although such agents/agencies are appointed as independent contractors with the authority to solicit and bind insurance policies on the Reciprocal’s behalf, any misconduct on their part could have an adverse effect on our business, financial conditions, reputation and results of operations.
Porch Shareholder Interests and our future growth are largely dependent on our ability to manage the operations of and grow the insurance business we manage and operate by limiting attrition, generating surplus at the Reciprocal, and increasing our revenue by increasing the number of sales of home-related services per customer and consumer. We may not succeed in these efforts.
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
Our future growth is dependent in part on our ability to manage the operations of and grow the insurance business we manage. The insurance industry is highly competitive and regulated, and our growth depends on our ability to continue to obtain reinsurance at levels and pricing favorable to us, manage risk, limit policy attrition, obtain regulatory alignment on our business plans and financials, and continue to build generate surplus at the Reciprocal to support additional growth, which may require raising capital if unable to grow organically. There can be no assurances we will be successful in these efforts.
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
The incidence, frequency and severity of weather events, extensive wildfires, and other catastrophes, particularly occurring where the Reciprocal has a concentration of homeowners insurance policyholders, or that adversely impact consumer confidence and spending behavior in the industries we serve, could have a material effect on our results of operations and financial condition.
In particular, severe weather events and the effects of climate change, including, tornado and hail events, hurricanes extensive wildfires, drought, storms, flooding, and other catastrophes, and the frequency of such events, as well as the impacts of future global pandemics and other health crises, may harm the insurance business we manage and operate and could result in additional capital being required at the Reciprocal, whether from Porch or a third-party investor. While we intend to mitigate our risk via reinsurance, there can be no guarantee this will adequately reduce our exposure to losses due to various risks inherent in reinsurance generally and with our reinsurance program, including, but not limited to, the inability to negotiate reinsurance contracts at renewal at acceptable terms or at all, our limited number of reinsurance partners, large catastrophes that exceed aggregate reinsurance coverage limits, the inability or unwillingness of counterparties to pay reinsurance receivables we believe we are owed, multiple losses in a single year that exceed our ability to reinstate reinsurance contracts, and the potential for fraud or misrepresentation committed by our reinsurance partners. Further, if in the future Porch decides to use its captive reinsurer to provide other reinsurance offerings to the Reciprocal to benefit the Reciprocal or increase cashflow to Porch shareholders, unusual weather could impact the seasonality and financial results of Porch.
The availability of reinsurance and its price are generally determined in the reinsurance market by conditions beyond our control and can be negatively impacted by such severe weather events and the effects of climate change, including, tornado and hail events, hurricanes, extensive wildfires, drought, flooding and other catastrophes, and the frequency of such events, as well as the impacts of future global pandemics and other health crises, may harm the insurance business we manage and operate. Additionally, a significant increase in insurance claims and the cost of the claims by consumers who purchase our insurance could reduce the Reciprocal’s access to reinsurance. These events have in the past and could in the future negatively affect the economy in general, and the housing and home services markets in particular.
Any of these events could negatively affect the home industries the Reciprocal serves and could adversely affect our business, financial condition and results of operations.
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
•Models underlying automated underwriting and pricing decisions may not be effective or may subject us to other risks, including our ability to launch pricing models that benefit our businesses and increased regulatory scrutiny.
•Demand for new products or expansion into new markets may not meet our expectations.
•New products or services and expansion into new markets may change our risk exposures, and the data models we use to manage such exposures may not be as effective as those used in existing markets or with existing products.
•Acquisitions may not be successfully integrated, resulting in substantial disruption, costs, or delays, and adversely affecting our ability to compete, may also result in unforeseen liabilities or impact our credit ratings, and may add risk around our control environment.
•In connection with the conversion of policyholders to a new product, some policyholders’ pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins.
•Negative publicity and potential for reputational harm using home data to inform risk calculations.
•We may not be able to consistently replicate favorable results with the use of Home Factors in underwriting for carriers other than HOA and the Reciprocal, which may be due to carrier location, modeling capabilities, or business goals of other carriers, and we may also face risks with regulators impacting our ability to use Home Factors.
These efforts may require substantial expenditures, which may negatively impact results in the near term and if not successful, could materially and adversely affect our business, financial condition, and results of operations.
We rely on relationships with third parties to provide us with access to derive personal data and information, and property data.
We rely on relationships with third-party companies to provide us with information such as property insights. In the future, any of these third parties could sever its relationship with us, change its data sharing policies, including making them more restrictive, or alter its own data collection practices, any of which could result in the loss of, or significant impairment to, our ability to access, collect and use personal information about their customers or consumers.
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
We may be attacked by perpetrators of malicious technology-related events, including related to the use of AI, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials, ransomware attempts, and other similar malicious activities including malicious activities from internal bad actors. The incidence of events of this nature is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, have invested and continue to invest in these efforts and related personnel and training, and deploy data minimization strategies where appropriate, our efforts may not be successful. These efforts, which include developing and maintaining the systems of recently acquired companies, are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures are becoming more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant events of this nature in the future. Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, and may subject us to investigations by regulatory authorities, fines, claims for breach of contract or indemnity by third parties and/or litigation that could result in liability to third parties. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties could have a similar effect. We sell or otherwise provide certain consumer personal information to third parties as part of our business. These third parties may be subject to similar cyberattacks and there can be no assurance that such third parties have adequate cybersecurity infrastructure to prevent breaches of the personal data sold to them by us.
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
Our businesses are sensitive to certain events and trends, such as a general economic downturn, health of the housing market, inflation or sudden disruption in business conditions, a recession or fears of a recession, consumer confidence, spending levels and access to credit, which could result in decreases in demand for insurance, home mortgages, warranty, moving and inspection services, home repair, and marketing, financial and other software for home services companies and providers. Any such decreases could result in turnover of our consumer and service provider base and/or adversely impact the breadth of services offered through our service market platform, our home-related services, and our warranty and insurance products.
Demand for certain of our products and services generally decreases as the number of home purchase and refinance transactions decreases. The housing market is seasonal, cyclical and affected by significant conditions beyond our control. The number of housing transactions in which certain of the Company’s products and services are purchased have been, and may continue to be, impacted by the following situations, among others:
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
If we are unable to deliver effective customer service, it could harm our relationships with our existing home services companies, customers, service providers and commercial partners and adversely affect our ability to attract new home services companies, customers, service providers and commercial partners.
Our business depends, in part, on our ability to satisfy our home services companies, customers, service providers and commercial partners, both by providing services and software-based solutions to home services companies and commercial partners that address their business needs and providing access to services that address the needs of consumers and service providers and commercial partners. Our customer support personnel also sell our products and services. If our sales efforts are not satisfactory, consumers may choose not to do business with us, or we may suffer reputational costs. Additionally, our home services companies, customers, service providers and commercial partners depend on our customer support personnel to resolve technical issues relating to the use of our products and services, which include any technical issues around the recently launched Porch Insurance, the Reciprocal’s new insurance product. We may be unable to respond quickly to accommodate short-term increases in demand for support services or may otherwise encounter a customer service issue that is difficult to resolve. If a home services company, consumer, service provider or commercial partner is not satisfied with the quality or responsiveness of our customer service, we could incur additional costs to address the situation or the home services company, consumer, service provider (and commercial partners who provide us with their customers’ data) may choose not to do business with us or we may suffer reputational costs. As we do not separately charge our home services companies, customers, service providers and commercial partners for support services, increased demand for our support services would increase costs without corresponding revenue, which could adversely affect our business, financial condition and results of operations. In addition, regardless of the quality or responsiveness of our customer service efforts, home services companies, customers, service providers and commercial partners that are not satisfied with outcomes may choose to terminate, or not to renew, their relationships with us.
Certain parts of our business are highly dependent on the ease of use of our products and services and positive recommendations from our existing home services companies, customers and service providers. Any failure to maintain high-quality or responsive customer service, or a market perception that we do not maintain high-quality or responsive customer service, could harm our reputation, cause us to lose home services companies, customers or service providers and adversely impact our ability to sell our products and services to prospective customers.
We may be unable to access the capital markets when needed, which could adversely affect the ability to take advantage of business opportunities as they arise, refinance our outstanding debt, and fund operations in a cost-effective manner.
Our ability to grow our business may depend in part on the ability to access capital when needed to strategically grow our operations, reduce leverage, and provide statutory surplus to grow the insurance business we manage and operate. Capital markets may become illiquid from time to time, and we cannot predict the extent and duration of future economic and market disruptions or the impact of any government interventions. We may not be able to obtain financing on acceptable terms, or at all. If we require capital but cannot raise it or cannot obtain financing on acceptable terms, our business, financial condition, and results of operations may be materially adversely affected, and we may be unable to execute our long-term growth strategy or, if necessary, obtain the capital necessary to refinance our outstanding debt.
Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position and results of operations.
Our home warranty business line may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits (including healthcare), contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. Such increase in operating expenses, including contract claims costs, could have a material adverse impact on our business, financial position and results of operations.
Prices for raw materials, such as steel and fuel, are subject to market volatility and may be negatively affected by the application of tariffs on foreign goods. We cannot predict the extent to which our home warranty business line may experience future increases in costs of refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits (including healthcare), contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position and results of operations.

We may face negative consequences from the actions and omissions of our service providers, and our terms and conditions may not adequately protect us from claims.
Under our agreements with customers and service providers, our service providers, and not us, are responsible for the actions and omissions of our service providers. However, customers may still bring claims against us for actions and omissions of service providers, and the service providers may deny responsibility for or be unable to pay any resulting liability. Additionally, certain agreements with our commercial partners obligate us to indemnify such commercial partners against third-party claims resulting from the actions and omissions of the service providers we engage to provide services to customers referred to us by those commercial partners. These claims may be expensive and may divert management’s time away from our operations. We may not have adequate insurance coverage to compensate for losses resulting from these claims, and too many or certain types of claims may result in increased premiums or denial of coverage. In addition, we may be deemed, correctly or incorrectly, a contractor with respect to our service providers, which may subject us to licensure and/or bonding requirements and may subject us to penalties for past operations. Any of the foregoing could adversely affect our business, financial condition and results of operations.
In general, our customers and our service providers agree to our customer terms and conditions by accessing our services online. However, some customers or service providers who access our services only by phone, and customers who come to us from third-party lead sources, may not click through to our terms and conditions. If customers or service providers do not agree to our terms and conditions for any reason, we may face increased litigation risk, which could in turn adversely affect our business, financial condition and results of operations.
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
As consumers increasingly access products and services through mobile and other digital devices, we will need to continue to devote significant time and resources to develop new applications and functionalities to ensure that our products and services are accessible across these platforms. If we do not keep pace with evolving online, market and industry trends, including the introduction of new and enhanced digital devices, use of AI, and changes in the preferences and needs of consumers and service providers generally, offer new and/or enhanced products and services in response to such trends that resonate with consumers and service providers, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
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
We have and are continuing to incorporate AI, including machine learning and independent algorithms, in certain of our products, services and internal operations, which is intended to enhance their operation and effectiveness internally and for our customers, suppliers and consumers. AI innovation presents risks and challenges that could impact our business and competitive positioning. Our, or vendors’, AI algorithms may be flawed or our competitors may leverage AI more efficiently or quickly, including by creating new products or more quickly adopting new products. Our datasets or AI training algorithms may be insufficient or contain biased information. Additionally, many countries and regions have proposed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. AI development and deployment practices could subject us to competitive harm, regulatory enforcement, increased cybersecurity risks, reputational harm and other potential legal liability for unintended misuse of data or information. Any of these risks could have a material adverse affect on our business, financial condition and results of operation.
Risks Relating to our Insurance Operations
We operate an insurance business through a reciprocal exchange, the Reciprocal. We do not own the Reciprocal but provide certain management services for which we receive compensation. The growth and financial health of the Reciprocal directly affect our operating revenue and the payment of interest and principal on surplus notes we hold is uncertain.
Effective January 1, 2025, we sold our insurance company subsidiary, HOA, to the Reciprocal, a newly formed reciprocal insurance exchange organized under the laws of Texas. The formation of the Reciprocal and its subsequent purchase of HOA were funded by surplus notes sold by the Reciprocal to us totaling $47 million. These notes are in addition to a preexisting surplus note for $49 million issued by HOA to us, which HOA subsequently assigned to, and was assumed by, the Reciprocal. Porch’s Insurance Services business (a new segment as of January 1, 2025) serves as the operator and managing general agent of the Reciprocal, which is subject to requirements mandated by Texas Department of Insurance (“TDI”) to continue operating under its certificate of authority. We do not own the Reciprocal but instead provide certain management services including, but not limited to, underwriting, policy renewal, risk and portfolio management, financial oversight, and investment guideline setting. We receive compensation in the form of commissions and fees calculated based on the Reciprocal’s written premium and policies in force.
The Reciprocal’s financial position and operating results are consolidated and presented with ours as if we are a single entity. As a result, our reported earnings and balance sheet remain subject to financial, legal and operational risks arising from the Reciprocal’s insurance business even though we do not own it. As such, the growth and financial health of the Reciprocal directly affects our revenue. While our long-term plan is to deconsolidate the Reciprocal’s financial statements from our financial statements, our eventual ability to do so involves factors beyond our control and we may not be successful in achieving deconsolidation. Notwithstanding, as Porch does not own the Reciprocal, Porch is not entitled to distributions of its profits or surplus. These limitations apply even while the Reciprocal’s and our financial position and results of operations are deconsolidated.
A significant portion of our revenues come from fees and commissions on insurance premiums written by the Reciprocal. The Reciprocal began selling a new insurance product as a new insurance brand, Porch Insurance, launching in Texas in January 2026, with plans to expand its sales of this new insurance product in other states in the future, subject to regulatory approval. There can be no certainty when or whether such new brand and product will launch in other states and be approved on the terms we expect. Additionally, there can be no certainty whether or not the new insurance product and insurance brand will achieve market acceptance. If the Reciprocal is unable to achieve market acceptance for the brand and product or grow or renew policies, the premium revenue of the Reciprocal could be adversely affected, which could reduce our management fee and commission revenue. Circumstances or events that could impair the Reciprocal’s ability to grow or renew policies include severe weather events, competition, loss of reinsurance, loss of financial strength ratings, losses in the Reciprocal’s investment portfolio, legal, judicial or regulatory changes that we did not anticipate in our pricing and macroeconomic conditions including inflation.
If the management fee and commissions we receive from the Reciprocal are reduced or if there is a significant decrease in the amount of gross insurance premiums written by the Reciprocal, our revenues and profitability could be adversely affected. Similarly, price competition or the inability to obtain rate increases may limit the amount of fees and commissions we can charge. If the costs of providing services to the Reciprocal exceed our management fees and commissions, our profitability could be materially adversely affected.
Porch is the owner of the operator, does not possess any legal ownership in the Reciprocal, and is a separate legal entity from a reciprocal exchange. The Reciprocal’s governing body is an independent subscribers advisory committee (the “SAC”) over which the Company has no control and may in the future make decisions that are not in the best interests of the Company or its stockholders and, as such, we cannot guarantee that there will be no future disruptions in the management relationship between Porch and the Reciprocal.
We may be exposed to losses from the Reciprocal’s insurance policies even though we don’t own it. Our subsidiary serves as the operator for the Reciprocal and in that capacity undertakes certain obligations specified in its contracts with the Reciprocal and its subscribers. These contractual obligations do not include responsibility for losses incurred under the Reciprocal’s insurance policies. If the Reciprocal becomes impaired or insolvent, a receiver or others may allege breaches of our contractual duties to the Reciprocal as a contributing factor to such impairment or insolvency and may include losses under the Reciprocal’s insurance policies as an element of alleged damages. We would defend against such allegations and damages vigorously.
In the unlikely event that the Reciprocal were to become insolvent, existing law allows the TDI to commence a receivership proceeding over the Reciprocal. An exchange cannot be a debtor under the Federal Bankruptcy Code. A Texas receiver may be able to compel an operator to continue providing services to a reciprocal exchange that is involved in a receivership proceeding. A Texas receiver may also bring action against the operator within a receivership proceeding based on available theories of damages arising from the operator's management of the Reciprocal. While various single business enterprise theories may also be asserted by a Texas receiver to obtain jurisdiction over the assets of an operator, the success of any such assertion of jurisdiction is uncertain under existing law and would be highly dependent upon the facts and circumstances existing at the time.
The payment of interest and principal on surplus notes we hold is uncertain. We hold surplus notes issued by the Reciprocal totaling $106 million. The notes are subordinated to all other indebtedness of the Reciprocal, including policy liabilities. Payment of interest and principal are subject to satisfaction of specified risk-based capital levels and regulatory approval by the TDI. There is no certainty that the Reciprocal will meet those requirements or receive approval to pay us interest and principal. Further, notwithstanding receipt of regulatory approval, there can be no guarantee that the Reciprocal will be able to repay timely or all the interest and principal on the surplus notes we hold.

If the management fee rate retained by Porch’s insurance services businesses is reduced or if there is a significant decrease in the amount of premiums written by the Reciprocal, revenues and profitability of the Company could be materially adversely affected.
We are dependent upon management fees we retain from the Reciprocal, which represent a significant source of revenue. Accordingly, any reduction in premiums written by the Reciprocal and/or the management fee rate could have a negative effect on our revenues and net income.
The management fee rate is determined by Porch and can be changed at Porch’s discretion, subject to the TDI’s regulatory review and reasonableness standards. The process of setting the management fee rate includes, but is not limited to, the evaluation of current year operating results compared to both prior year and industry estimated results for both Porch’s insurance services businesses and the Reciprocal, and consideration of several factors for both entities including, but not limited to: their relative financial strength and capital position; projected revenue, expense and earnings for the subsequent year; future capital needs; as well as competitive position. The evaluation of these factors could result in a reduction to the management fee rate, and our revenues and profitability could be materially adversely affected.
As the operator for subscribers in the reciprocal insurance exchange structure with the Reciprocal as our sole customer, we are dependent on the financial condition of the Reciprocal. If the Reciprocal were to fail to maintain acceptable financial strength ratings, its competitive position in the insurance industry could be adversely affected. If a rating downgrade led to customers not renewing or canceling policies, or impacted the Reciprocal’s ability to attract new customers, the premium revenue of the Reciprocal could be adversely affected, which could reduce our management fee revenue and, in turn, our revenues and profitability could be materially adversely affected.
The Reciprocal is dependent on the use of reinsurance, including reinsurance from our wholly owned reinsurance captive.
The consolidated financial statements reflect the effects of reinsurance transactions. The primary purpose of reinsurance is to protect the Reciprocal, at a cost, from losses in excess of the amount it is prepared to accept and to protect its capital. Reinsurance is placed on both a quota-share and excess-of-loss basis. Ceded reinsurance arrangements do not discharge the Reciprocal as the primary insurer and if reinsurers are unable or unwilling to pay or if we do not purchase sufficient reinsurance, it could seriously impact the Reciprocal and our reinsurance captive.
Additionally, net premiums written and earned by the Reciprocal will be impacted by the amount of premiums the Reciprocal cedes under their reinsurance transactions. The amount of profit commission the Reciprocal receives, which reduces the amount of premiums the Reciprocal cedes, is variable year-to-year and is dependent on the amount of losses ceded. Changes from one year to the next or within a year could substantially change the financial performance of the Reciprocal, including the amount of capital available for the Reciprocal.
The insolvency or termination of a reinsurance contract at one or more reinsurers of the Reciprocal may expose the Reciprocal and the Company to various risks that could materially and adversely affect the Reciprocal’s and the Company’s business, financial condition and results of operations.
In January 2024, we entered into a business collaboration agreement with Aon. Pursuant to this agreement with Aon, Aon made an initial cash payment to Porch in the amount of approximately $25 million plus an additional cash payment of $0.9 million to us in 2025, and will share with our insurance carrier affiliates a percentage of the brokerage revenue received by Aon for the placement of reinsurance contracts on their behalf that incept or renew each calendar year from 2025 through 2032. If we breach the agreement, we may be required to refund certain of the amounts paid by Aon to us (or to our affiliates) under the Agreement, subject to customary cure rights. Among other things, we could breach the agreement through incidents outside of our control, such as a decrease in financial stability rating, or by directly or indirectly placing reinsurance with brokers unaffiliated with Aon. Any such required repayment upon a breach of the agreement could impact our financial condition and results of operations.
We may change the structure of the reinsurance arrangement for the Reciprocal and our reinsurance captive in the future, which may impact our overall risk profile and financial condition.
We may be unable to negotiate new reinsurance contracts to provide continuous coverage or negotiate reinsurance on the same terms and rates as are currently available, as such availability depends in part on factors outside of our control. A new contract may cost more, or may not provide sufficient reinsurance protection. Market forces and external factors, such as significant losses from hurricanes or other catastrophic events or an increase in capital requirements, has impacted, and likely to continue to impact, the availability and cost of the reinsurance purchased. If the Reciprocal is unable to maintain our current level of reinsurance, extend our reinsurance contracts or purchase new reinsurance protection in amounts that we consider sufficient at current or acceptable prices, we would have to either accept an increase in exposure, reduce their insurance writings or develop or seek other alternatives.

The unavailability of acceptable reinsurance protection would have an adverse impact on the Reciprocal’s business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If the Reciprocal is unable to obtain adequate reinsurance at reasonable rates, it would have to increase its risk exposure or reduce the level of its underwriting commitments, each of which could have a material adverse effect upon its business volume and profitability. Alternatively, the Reciprocal could elect to pay higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon its profitability until policy premium rates could be raised, in most cases subject to approval by state regulators, which could cause long delays to offset this additional cost.
Reinsurance may be unavailable at current levels and prices, which may limit the Reciprocal’s ability to write new business. Furthermore, reinsurance subjects the Reciprocal to counterparty risk and may not be adequate to protect it against losses, which could have a material effect on results of our operations and financial condition.
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. The Reciprocal obtains reinsurance to help manage its exposure to property and casualty insurance risks. Reinsurance is purchased annually, and capacity and acceptable pricing cannot be guaranteed, which may limit the Reciprocal’s growth or financial strength rating. If reinsurance becomes unavailable at current levels or prices, our ability to write new business will be hindered. Although the reinsurance counterparties of the Reciprocal are liable to the Reciprocal according to the terms of the reinsurance policies, the Reciprocal remains primarily liable to its policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of the Reciprocal and HOA, its insurance company subsidiary, to pay all claims, and the Reciprocal is subject to the risk that one or more of its reinsurance reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that the Reciprocal’s losses are so large that they exceed the limits specified in its reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case the Reciprocal may have no legal ability to recover what is due to it under its agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
The performance of the Reciprocal’s and our reinsurance captive’s investment portfolios is subject to a variety of investment risks.
The results of operations of the Reciprocal and our reinsurance captive depend, in part, on the performance of their investment portfolios. The Reciprocal and our reinsurance captive seek to hold a high-quality portfolio managed by a provider investment advisory firm in accordance with its investment policy and routinely reviewed by the internal management team. Investments, however, are subject to general economic conditions and market risks as well as risks inherent to particular securities.
The values of the Reciprocal’s and our reinsurance captive’s investment portfolios are subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of an issuer’s payments on such investments. Downgrades in the credit ratings of fixed income securities could also have a significant negative effect on the market valuation of such securities.
Such factors could reduce net investment income and result in realized investment losses, as well as negatively impact statutory capital. The Reciprocal’s and our reinsurance captive’s investment portfolios are subject to increased valuation uncertainties when investment markets are illiquid, thereby increasing the risk that the estimated fair value (i.e. carrying amount) of the securities that the Reciprocal and our reinsurance captive hold in their portfolios does not reflect prices at which accrual transactions would occur.
Risks for all types of securities are managed through the application of the Reciprocal’s and our reinsurance captive’s investment policies, which establish investment parameters that include maximum percentages of investment in certain types of securities and minimum levels of credit quality, which they believe are within applicable guidelines established by the National Association of Insurance Commissioners. In addition, the Reciprocal and our reinsurance captive seek to employ investment strategies that are not correlated with their insurance and reinsurance exposures, however, losses in their investment portfolios may occur at the same time as underwriting losses.
The financial strength ratings of the Reciprocal and HOA, its insurance company subsidiary, could be downgraded.
Financial strength ratings reflect a rating agency’s opinion of the Reciprocal’s and HOA’s financial strength, operating performance, strategic position and ability to meet obligations to policyholders. The ratings of the Reciprocal and HOA are subject to periodic review and there is no assurance that such ratings will not be changed. Rating agencies could change or expand their requirements or could find that the Reciprocal and HOA no longer meet the criteria established for current ratings. Insolvencies or credit downgrades of our reinsurance partners could impact the rating agency’s opinion of the Reciprocal and HOA’s financial strength and ability to meet obligations to policyholders causing a downgrade or withdrawal of the rating. The current rating agency used for the Reciprocal and HOA could go out of business or become unacceptable to partners of the insurance business we manage and operate, leaving the company without a rating until a new rating could be achieved with a different rating agency. There is no guarantee that another rating agency would have a similar rating and view of the Reciprocal and HOA. If the financial strength ratings of the Reciprocal and HOA were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers and lenders, and would likely not accept insurance provided by the Reciprocal and HOA as sufficient to protect their collateral. Additionally, the Reciprocal’s cost of reinsurance could increase. This could have severe financial consequences for the Reciprocal and HOA.
The effects of emerging claim and coverage issues in the insurance industry are uncertain.
As industry practices, economic, legal, judicial, social, and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect the Reciprocal and our reinsurance captive by either extending coverage beyond the underwriting intent or by increasing the number and size of claims. Examples of emerging claims and coverage issues include, but are not limited to:
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
Failure to maintain the Reciprocal’s risk-based capital at the required levels could adversely affect its ability to maintain regulatory authority to conduct business.
The Reciprocal and HOA, its insurance company subsidiary, must have sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct their business. The National Association of Insurance Commissioners has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital, that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurers, including property-casualty insurers, that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation.
TDI requires the Reciprocal to meet specific conditions related to surplus, net written premium, and risk-based capital in order to maintain its certificate of authority. If the Reciprocal fails to meet these conditions, its certificate of authority may be suspended which means that it would not be authorized to sell insurance in the state of Texas. This would subsequently have a material adverse effect on the Company’s consolidated results of operations and financial condition.
Similarly, our wholly-owned, Cayman Islands-based captive reinsurer is subject to additional capital and other regulatory requirements imposed by the Cayman Islands Monetary Authority (“CIMA”). Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of our captive reinsurer’s Class B (iii) insurer license, which could adversely impact the Reciprocal’s ability to improve its overall capital efficiency.
The Reciprocal may face additional capital and surplus requirements as compared to larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could result in increasingly onerous reporting and examination requirements and could adversely affect the Reciprocal’s ability to maintain regulatory authority to conduct business.

The Reciprocal’s and our insurance captive’s loss reserves may be inadequate to cover actual losses.
Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex, and inherently uncertain process involving many variables and subjective judgments, Significant periods of time can elapse between the occurrence of an insured loss, the reporting of a claim, and payment of that claim. Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability of the Reciprocal or our reinsurance captive. These estimates are based on the analysis of historical loss development patterns and on estimates of current labor and material costs. The various factors reviewed include:
•loss emergence, reporting and development patterns;
•underlying policy terms and conditions;
•business and exposure mix;
•trends in claims frequency and severity;
•changes in operations;
•emerging economic and social trends;
•inflation; and
•changes in the regulatory and litigation environments.
This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. There is no precise method for evaluating the impact of variances in estimates. If the actual amount of insured losses is greater than the amount reserved for these losses, the profitability of the Reciprocal and our reinsurance captive could suffer.
The Reciprocal and our reinsurance captive could be forced to sell investments to meet liquidity requirements.
The Reciprocal and our reinsurance captive invest premiums until they are needed to pay policyholder claims. Consequently, the Reciprocal and our reinsurance captive seek to manage the duration of their investment portfolios based on the duration of their losses and loss adjustment expenses payment cycles in order to ensure sufficient liquidity and to avoid having to unexpectedly liquidate investments, including the 18.3 million shares of Porch stock that the Reciprocal holds, to fund claims or increase surplus. In addition, unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. The Reciprocal and our reinsurance captive may not be able to sell their investments at favorable prices or at all, and such sales may not reflect the intrinsic value of the investment. Sales of invested assets could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities. Further, losses may impact surplus and require additional capital to fund statutory surplus requirements, which may not be available or available on terms that are not favorable to the Reciprocal and our reinsurance captive.
The failure to accurately and timely pay claims could harm the insurance businesses we manage and operate.
Though the insurance businesses has historically evaluated and paid claims timely and in accordance with its policies and statutory obligations, they must continue to manage costs and close claims expeditiously. Many factors affect the ability to evaluate and pay claims accurately and timely, including training and experience of claims staff, claims department’ s culture and the effectiveness of management, the ability to develop or select and implement appropriate procedures and systems to support claims functions and other factors. The failure to accurately and timely pay claims could lead to regulatory and administrative actions or material litigation, undermine the insurance businesses’ reputation in the marketplace and materially and adversely affect their businesses, financial conditions and results of operations.
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
Our results of operations and financial condition may be adversely affected due to limitations in the analytical models or changes in accessibility to such models used to assess and predict the Reciprocal’s exposure to catastrophic losses.
Models developed internally and by third-party vendors are used along with our own historical data in assessing property insurance exposure to catastrophic losses. These models assume various conditions and probability scenarios; however, they do not necessarily accurately predict future losses or measure losses currently incurred. Further, the accuracy of such models may be negatively impacted by changing climate conditions. Catastrophe models use historical information and scientific research about natural events, such as hurricanes and earthquakes, as well as detailed information about the Reciprocal’s in-force business. This information is used in connection with pricing and risk management activities. However, since actual catastrophic events vary considerably, there are limitations with respect to its usefulness in predicting losses in any reporting period. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models.
Regulatory factors could impact the value at which the Reciprocal carries our shares on its statutory financial statements, negatively impact the Reciprocal’s statutory surplus, and require us to take additional steps to enable the Reciprocal to adhere to regulatory requirements and maintain its financial stability rating.
As a Texas domestic property and casualty insurer, the Reciprocal is subject to various regulatory requirements, including minimum surplus as regards to policyholders and requirements relating to the credit quality, liquidity and diversification of investments. The amount of surplus and investments maintained by the Reciprocal also impacts its financial stability rating. Pursuant to the contribution transactions described in Note 10 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report, a total of 18.3 million shares of common stock were contributed to HOA in 2024, subsequently transferred to the Reciprocal in 2025, primarily to support its compliance with requirements under Texas law relating to surplus and to maintain its financial stability rating. The value at which the contributed shares are carried on the statutory financial statements is subject to ongoing regulatory risks, including the following:
Valuation of the contributed shares for purposes of the Reciprocal’s statutory financial statements remains subject to continuing oversight by the TDI, which may in the future require that the shares be recorded at a more steeply discounted value than TDI initially approved depending upon our results of operation and other future events, including excess losses incurred by the Reciprocal insurance business due to severe weather events.
Other restrictions under Texas law limit the total amount the Reciprocal may invest in an affiliate such as Porch Group, Inc., which could limit the portion of the contributed shares’ value that can be included as admitted assets on its statutory financial statements.
These and other regulatory factors beyond our control or that we have not anticipated could negatively impact the value at which the contributed shares are recorded on the Reciprocal’s statutory financial statements in future filings with TDI, which could negatively impact the Reciprocal’s surplus position and its financial stability rating. In such event, the Reciprocal may need to raise additional funds or take other steps to enable it to adhere to Texas regulatory requirements, including as to surplus, and to maintain its financial stability rating. The availability of additional funds through Company debt or equity financing is subject to numerous risks, including the trading price of our common stock at such time, other market conditions, and restrictions under the indentures governing our outstanding convertible senior notes on the incurrence of additional indebtedness.
A sustained decline in the price of our common stock would negatively impact the Reciprocal statutory surplus, which may require it to raise additional funds to enable the Reciprocal to adhere to regulatory requirements and maintain its financial stability rating.
The shares of our common stock held by the Reciprocal represent a significant portion of its surplus as regards to policyholders. The value at which the Reciprocal carries these shares for regulatory financial reporting purposes will fluctuate over time with changes in the trading price of our common stock. A decline in the trading price of our common stock (whether sustained or temporary but at quarter end) would negatively impact the amount of surplus that the Reciprocal reports on its statutory financial statements. This could impact the future growth and financial health of the Reciprocal, directly affecting Porch Shareholder Interests revenue. Additionally, it is possible that this could require the Reciprocal to raise additional funds to enable it to adhere to regulatory requirements relating to surplus and to maintain its financial stability rating. In such case, it may need to raise additional capital through surplus note debt financing. Such financing may be supplied by us or by third-party investors. If by us, we may need to issue additional shares which could result in significant additional dilution to existing stockholders, and we face significant restrictions on our ability to obtain additional debt financing due to the restrictive covenants under the indentures governing our outstanding convertible senior notes. If, instead, financing is by third-party investors, they may require that their surplus notes rank senior to the surplus notes of the Reciprocal we hold.

Future sales of our common stock by the Reciprocal, or deconsolidation of the Reciprocal’s financial statements from our financial statements, could cause our stock price to decline.
Although the Reciprocal holds the shares of common stock described in this Annual Report on Form 10-K primarily to strengthen its surplus position and maintain its financial stability rating, and while it is neither its plan nor intent, the Reciprocal may sell all or a portion of the shares from time to time in the future as it may deem necessary or appropriate to support the needs of its business, including, for example, to generate additional cash to pay claims and expenses, to improve liquidity and asset diversification, to otherwise meet applicable regulatory requirements and maintain its financial stability rating, or to finance the acquisition of new business. In addition, the Reciprocal could be forced to sell shares if insurance regulatory authorities disallow the shares to be recorded as admitted assets on its statutory financial statements or require the shares to be recorded at a greater discount than initially approved by TDI. Additionally, if the Reciprocal is placed under receivership by TDI, the receiver may sell shares in connection with the liquidation or rehabilitation of the Reciprocal. The timing and amount of any such sales, and the offering price and proceeds thereof, cannot be predicted as of the date of this report. Market conditions, the method of distribution and other factors could make it difficult for the selling shareholder to sell shares when necessary to meet underlying needs or objectives. The sale of shares of our common stock by the Reciprocal in the public market, or the perception by the market that those sales could occur, may cause the market price of our common stock to decline. Such sales, or the possibility that such sales may occur, also could make it more difficult for us to raise funds through the sale of equity in the future. Once shares are sold by the Reciprocal to unrelated parties or we are able to deconsolidate the Reciprocal’s financial statements from our financial statements, they will no longer be treated as treasury shares for financial reporting purposes, may be dilutive to earnings per share, will be entitled to vote and will count for quorum purposes.
If the costs of providing services to the Reciprocal are not controlled, our profitability could be materially adversely affected.
In accordance with the subscriber's agreement, we perform policy issuance and renewal services for the subscribers at the Reciprocal and we serve as the operator on behalf of the subscribers at the Reciprocal with respect to administrative services. The most significant costs we incur in providing policy issuance and renewal services are employee costs and technology costs.
Our largest expense is employee costs, including salaries, healthcare, and other benefit costs. Regulatory developments, provider relationships, pandemics and demographic and economic factors that are beyond our control, such as inflation, are indicators that employee costs could increase, which could reduce our profitability.
Technological development is necessary to facilitate ease of doing business for employees, agents, and customers. Our technological developments are focused on simplifying and improving the employee, agent, and customer experiences, increasing efficiencies, redesigning products, and addressing other potentially disruptive changes in the insurance industry, including the use of data and AI. As we continue to develop technology initiatives in order to remain competitive, our profitability could be negatively impacted as we invest in system development.
Our ability to pursue and complete acquisitions is uncertain, and we may not successfully identify, negotiate, or close desirable transactions.
We have previously indicated that acquisitions may be an element of our growth strategy for the Reciprocal. However, we may not be able to identify suitable acquisition opportunities, reach acceptable terms with potential targets, or complete transactions on a timely basis or at all. The market for attractive acquisition candidates is competitive, and potential targets may seek valuations, contractual protections, or other terms that we do not believe are in the best interests of the Reciprocal and/or our shareholders, or that we are otherwise unwilling or unable to meet. In addition, any ability to complete acquisitions may be affected by factors outside of our control, including, but not limited to, market conditions, regulatory requirements (including ability to obtain regulatory approvals), and the willingness of target companies or their stakeholders to engage in or approve a transaction.
Even if we identify a potential acquisition, negotiations may be lengthy or unsuccessful, due diligence may reveal issues that prevent us from proceeding, and counterparties may withdraw or choose to transact with other parties. As a result, there is no assurance that we will be able to execute acquisitions as an element of our growth strategy or realize any potential benefits. If we are unable to complete acquisitions when expected—or at all—our growth prospects and strategic objectives, including the timing of reaching our growth prospects and strategic objectives, could be adversely affected.

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
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:
•economic trends related to software companies, the home services and insurance industries, and general economic, industry and market conditions;
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
•changes in our premiums or changes in premiums of our competitors, including loss of customers due to increased price of our policies;
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
•losses resulting from actual policy experience that is adverse to assumptions made in setting premiums;
•our insurance carrier being placed under regulatory supervision or losing or receiving a downgrade its credit rating;
•the timing and delay in introducing new premiums due to seeking regulatory approval for premium changes
•losses resulting from a decline in the value of our invested assets;
•declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties with whom we transact business or to whom we have credit exposure, including reinsurers, and declines in the value of investments;
•the financial health of our home services companies, customers, service providers, and commercial partners;
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
Our earnings guidance and resulting external analyst estimates are largely based on our view of our business and the broader housing, housing services and insurance markets. Further, there is additional risk in our ability to accurately forecast our operational and financial performance and provide earnings guidance as a result of evolving economic downturn, continued inflationary cost increases and uncertainty of frequency and severity of catastrophic events and related claims. Failure to meet our guidance or analyst expectations for earnings would have an adverse impact on the market price of our common stock.
Our quarterly results of operations fluctuate due to seasonality in consumer demand and historical weather trends, in addition to other factors associated with our industry.
Our businesses are seasonal due to consumer demands and historical weather trends, and as a result our results of operations and cash flows may fluctuate significantly from quarter to quarter. Historically, our revenues have been strongest in the second and third fiscal quarters due to peak real estate transaction activity occurring during the summer months coupled with historically milder weather. The first and fourth fiscal quarters are generally weakest, due to lower real estate transaction activity during the winter months coupled with historically more severe weather events. As a result, our operating results for any given quarterly period are not necessarily indicative of operating results for an entire year. In addition, we are rapidly evolving our partnerships and capabilities, and continually improving our underwriting and approach to reinsurance, which makes comparisons to previous seasons difficult.
Prior to the fourth quarter of fiscal 2024, we had a history of losses, and we may be unable to sustain profitability.
Prior to the fourth quarter of fiscal 2024, we experienced net losses in each year since our inception. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to continue to be profitable, and even if we do, we may not be able to maintain or increase profitability. While we continue to undertake efforts that we believe will increase our revenue, these efforts may not be sufficiently successful in order to offset these expenses. Many of our efforts to generate additional revenue are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from maintaining or increasing profitability. Our recent growth in revenue and number of home services companies, customers, service providers and commercial partners may not be sustainable, and we may not continue to achieve sufficient revenue to maintain profitability. In addition, as described elsewhere in this Item 1A. Risk Factors” section, we are in large part dependent on the success of the Reciprocal and the management fees we receive. We may incur significant losses in the future for a number of reasons, including the other risks described in this “Item 1A. Risk Factors” section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability and we may incur losses in the future.
We have incurred and will continue to incur increased costs as a result of being a public company that reports to the SEC and our management will be required to devote substantial time to meet compliance obligations.
As a public company reporting to the SEC, we incur significant legal, accounting and other expenses. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel devote a substantial amount of time to these compliance initiatives.
Compliance with public company requirements is costly and makes certain activities more time-consuming generally, and those costs could increase if we or the Reciprocal acquire new companies, in particular. A number of those requirements may require us to carry out activities we, or an acquired company, have not done previously. Furthermore, if any issues in complying with those requirements are identified, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it.
Companies are also facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosures. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and harm our business. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure, including with respect to climate-related disclosure. Increased ESG-related compliance costs could impact our operations and business.
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
We have previously identified material weaknesses in our internal control over financial reporting that could have resulted in material misstatements in our financial statements and in the inability of our independent registered public accounting firm to provide an unqualified audit opinion which could have a material adverse effect on us. Our management does not expect that our internal controls can prevent all errors or fraud, and there is no certainty as to whether or not we would have a material weakness in the future.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We have previously identified material weaknesses in our internal control over financial reporting that could have resulted in material misstatements in our financial statements. As of December 31, 2023, we had remediated all of the previously identified material weaknesses and concluded that our internal control over financial reporting is effective.
Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in circumstances or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Further, there can be no guarantee that we can prevent a material weakness in the future. A material weakness could have a material adverse effect on us.
We are subject to credit risk arising from the financial soundness of counterparties, including the Reciprocal’s and our reinsurance captive’s reinsurers, which may have a material adverse effect on our business, financial condition, and results of operations.
We have exposure to different counterparties in the industries in which we operate, which expose us to credit risk in the event of a default or other failure to adhere to contractual obligations by a counterparty. Specifically, the Reciprocal and our reinsurance captive cede risk to third-party insurance companies through reinsurance contracts that cover large volumes of business and exposes us to increased credit risk. Our credit risk may be exacerbated when collateral held by the Reciprocal and our reinsurance captive is not sufficient to offset credit risk, changes in value, cannot be realized upon, or is liquidated at prices not sufficient to recover the full amount of the amount due. This could lead to losses, the extent of which is unknown, and any such losses could have a material adverse effect on our business, financial condition, and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had net operating loss carryforwards for U.S. federal income tax purposes and state income tax purposes of $438.8 million and $310.6 million, respectively, which may be used to offset future taxable income. If not utilized, the federal net operating loss carryforward amounts generated prior to January 1, 2018, will begin to expire in 2032, and the state net operating loss carryforward amounts will begin to expire in 2026. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. The Company has determined that it has experienced a limited number of ownership changes in its history but has concluded that the resulting limitation does not impose any significant constraints on the benefit of its tax attributes. Additional ownership changes may occur in the future.
Risks Relating to Compliance with Laws and Regulations, and Litigation
The insurance businesses we manage and operate are subject to state governmental regulation, which could limit the growth of the insurance businesses and impose additional costs on the Reciprocal and HOA.
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
TDI requires the Reciprocal to meet specific conditions related to surplus and capital in order to maintain its certificate of authority. If the Reciprocal fails to meet these conditions, its certificate of authority may be suspended which means that it would not be authorized to sell insurance in the state of Texas. This would subsequently have a material adverse effect on the Company’s consolidated results of operations and financial condition.
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
The insurance businesses we manage and operate maintain licenses with a number of individual state insurance departments. If the Reciprocal and HOA are unable to comply with such regulations, they may be precluded or temporarily suspended from carrying on some or all of the activities of their insurance businesses or otherwise be fined or penalized in a given jurisdiction. Additionally, actual or perceived failure to comply with such state regulation may give rise to a right to terminate under arrangements with the insurance providers. The continued ability to maintain insurance licenses in the jurisdictions in which the insurance businesses are licensed or to expand to new operations or new jurisdictions depends on their compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.
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
Certain states require insurers, such as the Reciprocal, to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet underwriting guidelines for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. State insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans on the ground that this could lead to market disruption. Laws and regulations that limit cancellations and non-renewals of policies or that subject withdrawal plans prior to approval requirements may significantly restrict the insurance businesses’ ability to exit unprofitable markets. Such actions and related regulatory restrictions may limit their ability to reduce potential exposure to hurricane-related losses.
Furthermore, certain states have enacted laws requiring an insurer conducting business in that state to participate in assigned risk and/or shared market plans. For example, state law requires all companies licensed to write property insurance in Texas to be a member of the Texas Windstorm Insurance Association (“TWIA”). TWIA provides basic property coverage to applicants in certain designated catastrophe areas who are unable to obtain insurance in the private market. Carrier participation is based on the amount of a company’s voluntary market share. In these markets, the Reciprocal and HOA may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Alternatively, as TWIA recognizes a financial deficit, it has the ability to assess participating insurers, adversely affecting our results of operations and financial condition. Furthermore, certain states require insurers to participate in guaranty funds for impaired or insolvent companies. These funds periodically assess losses against all insurance companies doing business in the state. Our results of operations and financial condition could be adversely affected by any of these factors.
The processing, storage, use and disclosure of personal data is subject to a variety of federal and state laws and regulations and could give rise to liabilities and increased costs.
We receive, process, store and transmit a significant amount of personal information about customers that use our products and services. In addition, we accept payments (including recurring payments) from home services companies, customers and service providers. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal and state laws and regulations and evolving industry standards and practices. These laws, regulations, standards and practices are continually evolving, and in some cases, may subject us to inconsistent and conflicting obligations and may be subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.
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

Certain of our business customers (namely, including loan officers, mortgage companies, financial institutions, utility companies, and other companies’ business customers that may be involved in the home purchase, mortgage and settlement process) are or may be, and in some cases we are or may be, subject to, and/or we may facilitate compliance with, a variety of federal, state, and local laws, including those related to consumer protection and financial services.
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
The loss of our credit and debit card acceptance privileges or the significant modification of the terms under which we obtain card acceptance privileges would significantly limit our business model since a substantial number of our customers and commercial partners pay using credit or debit cards. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry Data Security Standards (the “PCI DSS”). Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage, and transmission of card data to help prevent credit card fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may damage our relationship with payment card networks, subject us to restrictions, fines, penalties, damages, and civil liability, and could eventually prevent us from processing or accepting payment cards, which would have a material adverse effect on our business, results of operations, and financial condition. Moreover, the payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our payment processors might find difficult or even impossible to comply with, or costly to implement. As a result, we could lose our ability to give customers the option of using payment cards to make their payments. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our payment card acceptance privileges. We also cannot guarantee that our compliance with network rules or the PCI DSS will prevent illegal or improper use of our payments platform or the theft, loss, or misuse of the credit card data of customers or participants, or a security breach. We are also required to submit to periodic audits, self-assessments, and other assessments of our compliance with the PCI DSS. If an audit, self-assessment, or other assessment indicates that we need to take steps to remediate any deficiencies, such remediation efforts may distract our management team and require us to undertake costly and time-consuming remediation efforts, and we could lose our payment card acceptance privileges.
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

Our moving services business is subject to licensure and bonding requirements that various states impose in connection with the performance of certain services and trades. Additionally, in some jurisdictions, the existing regulatory structures do not contemplate our hybrid business model of marketplace (where customers search for providers on our platform and book moving services themselves) and managed services (where we manage moving services on customers’ behalf). Furthermore, interest groups in certain jurisdictions have lobbied and may in the future lobby for regulations that make our hybrid model more difficult or impossible to maintain in those jurisdictions. Any future changes to (or judicial or regulatory interpretations of) these regulations, whether due to lobbying efforts or otherwise, could impose significant compliance costs. Any failure to obtain or maintain required licensure and otherwise comply with applicable regulations in relevant jurisdictions could inhibit or prohibit our ability to operate our moving services business in those jurisdictions. Additionally, we may be deemed, correctly or incorrectly, a contractor with respect to our service providers, which may subject us to licensure and/or bonding requirements and may subject us to penalties for past operations. Any of the foregoing could have a negative impact on our business, financial condition and results of operations.
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
Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness now or in the future, including our 0.75% convertible senior notes due 2026 (the “2026 Notes”), 6.75% convertible senior secured notes due 2028 (the “2028 Notes”), and 9.00% convertible senior unsecured notes due 2030 (the “2030 Notes” and, together with the 2026 Notes and 2028 Notes, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance indebtedness (including the Notes) will depend on the capital markets and our financial condition at such time. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default the Notes.
The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results.
We completed an offering of the 2026 Notes in September 2021, an offering of the 2028 Notes in April 2023, and an offering of the 2030 Notes in May 2025. In the event the conditional conversion feature of the 2026 Notes, 2028 Notes, or 2030 Notes is triggered, holders of the triggered Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
•pay dividends on, repurchase or make distributions on account of capital stock or make other restricted payments (including limiting cash used to make repurchases of our 2026 Notes to $50 million in the aggregate, of which we have $6.0 million remaining to use after repurchases made in fiscal 2025);
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
Conversion of our Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of our Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. The existence of the Notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
The accounting method for the Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. The Notes are reflected as a liability on our balance sheets, with the carrying amount equal to the principal amount of the Notes, net of unamortized issuance costs. The issuance costs attributable to the Notes are treated as a debt discount for accounting purposes, which is amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we recognize for the Notes for accounting purposes is greater than the cash interest payments we pay on the Notes, which results in lower reported net income. In addition, the shares underlying the Notes are reflected in our diluted earnings per share using the “if converted” method. However, if reflecting the Notes in diluted earnings per share is anti-dilutive, then the shares underlying the Notes will not be reflected in our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the 2028 Notes or 2030 Notes are satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our working capital.
Certain provisions in the indentures governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indentures governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the 2026 Notes and the indenture governing the 2030 Notes requires us to repurchase the 2026 Notes and 2030 Notes for cash upon the occurrence of a fundamental change (as defined in the applicable indenture) of us and, in certain circumstances, to increase the conversion rate for a holder that converts their notes in connection with a make-whole fundamental change (as defined in the applicable indenture). Similarly, the indenture governing the 2028 Notes requires us to repurchase the 2028 Notes for cash upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Notes) at a premium. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate in the case of the 2026 Notes and 2030 Notes, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
Risks Relating to Personnel
We face risks associated with our independent contractors.
We have personnel that we classify as independent contractors for U.S. federal, state and international employment law purposes in certain positions in our business. We are not in a position to directly provide the same direction, motivation and oversight to these independent contractors as we would if such personnel were our own employees. As a result, these independent contractors may not comply with applicable law or our policies and procedures, including, but not limited to, our information security policies, or reflect our culture or values. If these independent contractors violate applicable law or if our policies and procedures in dealing with home services companies, customers, service providers or other third parties fail to meet our standards or reflect our culture it could adversely affect our business, financial condition and results of operations.
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
In addition to independent contractors located in the United States, as of December 31, 2025, we had approximately 700 individual independent contractors in aggregate located across 12 foreign countries. Most are primarily located in Mexico and have supported us for many years. As a result, we are subject to certain additional risks and exposure under foreign laws related to independent contractors in foreign jurisdictions, including risks related to an actual or alleged misclassification of independent contractors under local law, compliance with other applicable local labor laws and changes in applicable local labor laws, resistance of commercial partners to off-shoring of customer service functions and related consumer data, fluctuations in foreign currencies, changes in the economic strength of foreign countries, difficulties in enforcing contractual obligations and intellectual property rights, economic sanctions and social, political and economic instability. Foreign laws and regulations that govern the status and classification of workers are subject to change, varying degrees of oversight and enforcement, and differing interpretations; there is a current shift toward governments favoring employment classification for workers engaged on an exclusive basis or for longer term role. If there is an adverse determination regarding the classification of any of our independent contractors by a foreign court or foreign government agency, we could incur significant costs including costs related to fines or penalties, wage payments, payroll tax liabilities, employee benefits, judgments, and/or legal settlements. In addition, any resulting reclassification of foreign contractors could increase our operating costs and could necessitate changes to our operating and personnel strategies. As a result, failure to manage these risks and comply with foreign laws could result in significant costs to us, could impair our financial condition and our ability to conduct our business and could damage our reputation and our ability to attract and retain other personnel.
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
Although our current remote work environment facilitates our ability to attract talent across a wider geographic base, we must adopt new techniques and tools to effectively train and integrate new hires and preserve our culture. As we grow and mature as a public company, and expand to new geographies, we may find it difficult to maintain our corporate culture. For example, establishing a presence in India enables us to recruit from around the world; however, a geographically dispersed workforce presents challenges in preserving our corporate culture, as facilitating in-person interactions becomes more complex and costly. If we do not continue to foster our corporate culture or maintain our core values as we grow and evolve, we may be unable to support the passion, creativity, teamwork, focus and innovation we believe we need to support our growth. Failure to effectively train our employees could create challenges for us in maintaining high levels of employee awareness of, and compliance with, our internal procedures and external regulatory compliance requirements, in addition to increasing our recruiting, training and supervisory costs, while failure to preserve our culture for any reason could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy.
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
•successfully integrate acquired businesses in a manner that aligns with our strategy;
•successfully identify and realize potential synergies among acquired and existing business;
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully manage acquisition-related strain on our management, operations and financial resources.
We may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions. Adverse reactions by potential acquisition targets could frustrate our ability to execute on our acquisition strategy as could the failure of our due diligence process to uncover material risks, legal or otherwise. We may also be negatively impacted by adverse reactions of home services companies, consumers, service providers and business partners to the disclosure or consummation of any acquisition. In addition, the anticipated benefits of one or more acquisitions may not be realized. Also, future acquisitions could result in increased operating losses, dilutive issuances of equity securities and/or the assumption of contingent liabilities. Additionally, acquisitions may be compensated in part with future or contingent payments that will create future liabilities or dilution for us upon the consummation of such acquisitions. Lastly, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any of these events could have adverse effects on our business, financial condition and results of operations.
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

Additional Risks Relating to Ownership of Company Securities
The price of our securities may change significantly, and investors could lose all or part of their investment as a result.
The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to Porch’s Business and Industry” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors, and changes in expectations in the Reciprocal’s financial performance;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our common stock or other securities;
•investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•additional dilution caused by the Company issuing additional equity, whether grants related to our incentive plan, stock provided to acquisitions as some or all of the purchase price, future fundraising events, or other issuances approved by our Board of Directors;
•the sale of our shares held by the Reciprocal to unrelated parties or the deconsolidation of the Reciprocal’s financial statements from our financial statements, at which point such shares would no longer be treated as treasury shares for financial reporting purposes, may be dilutive to earnings per share, will be entitled to vote and will count for quorum purposes, and in which case we may no longer be able to control the voting or investment decisions with respect to such shares;
•the development and sustainability of an active trading market for our common stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism, other global health crises and pandemics, or responses to these events.
These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.
The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.
In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2025, the aggregate number of shares of common stock reserved for future issuance under our equity incentive plans is 10.9 million. The compensation committee of our Board of Directors will determine the exact number of shares to be issued during 2026 and the number of shares reserved for future issuance under its equity incentive plans at its discretion. The number of equity incentive awards awarded are based upon dollar values and the market price of our common stock and, as a result, a decline in our stock price may result in the compensation committee of our Board of Directors issuing, or seeking flexibility from stockholders to issue, equity incentive awards that represent a greater number of shares than at higher stock prices. We have filed and may in the future file one or more registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”) to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements generally will be available for sale in the open market. Any additional equity grants or vesting and/or exercise of equity incentive awards will cause our stockholders to be diluted and may negatively affect the price of our common stock.
We have previously issued and in the future may issue shares of common stock in connection with recently completed, pending or future acquisitions. A portion of the total consideration in these acquisitions may be earnout consideration, which, if payable, would be in the form of shares of common stock issuable in the future. We may also issue securities in connection with investments or acquisitions in the future. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
Nasdaq may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.
Currently, our common stock is publicly traded on the Nasdaq Capital Market under the symbol PRCH. The Nasdaq Capital Market has rules for continued listing. In order to continue listing our securities on the Nasdaq Capital Market, the Company will be required to maintain certain financial, distribution and stock price levels, including maintaining a minimum number of public shareholders.
If Nasdaq delists the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for the Common Shares, reduced liquidity, a determination that our Common Shares are a “penny stock,” decreased analyst coverage of the Company, and an inability for us to obtain additional financing to fund our operations.
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
A cybersecurity incident may be detected in a number of ways, including, but not limited to, through automated reporting mechanisms, network and system indicators, intrusion detection systems, proactive threat hunt, internal investigations, employee reports, law enforcement reports, threat intelligence feeds, or other third-party notifications. To oversee and identify cybersecurity threat risks on a day-to-day basis, including from third-party service providers, we maintain a security operations center with full time monitoring.
Upon detection of a cybersecurity incident, the cybersecurity incident response team acts to isolate and contain the threat. The cybersecurity incident response team analyzes the incident and determines, based on the CIRP framework, whether the incident should be escalated. Escalation includes notification to the board of directors, senior executives, and to the cyber response reporting committee. The cyber response reporting committee is an internal cross-functional team comprised of members of management or other key employees that analyzes each incident for disclosure under the U.S. securities laws. Throughout the process, steps are taken to stop or lower the impact, prevent spread of the incident, evaluate the scope of the incident, plan to contain the impacted data and systems, and to fully remove and stop the incident. We may engage third-party experts for assistance with crisis management, including forensic investigations, ransom negotiation, or crisis communication. We also consult with outside counsel as appropriate, including with respect to the materiality analysis for disclosure matters. Our management also apprises our independent registered public accounting firm of cybersecurity incidents and developments. During this process, the cybersecurity operations team will take steps to preserve evidence as soon as possible, including, but not limited to, memory dumps, log preservation and forensic hard drive collection.
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

Management is responsible for the day-to-day assessment and management of cybersecurity risks. Teams of IT, engineering, and information security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Leadership of these teams are professionals with cybersecurity expertise across multiple industries. Specifically, our Senior Information Security Manager leads our cybersecurity risk management function and is primarily responsible for assessing and managing our cybersecurity risk, with support from our Senior Director of Information Technology, the Senior Director of Engineering, and the Executive Vice President of the Porch Platform. Our Senior Information Security Manager has over twenty years’ experience leading and managing cyber security programs and teams at various companies, and holds a CISSP certification (Certified Information Systems Security Professional).

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

Item 3. Legal Proceedings
See Note 19, Commitments and Contingencies, in the notes to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated by reference into this Part I, Item 3, for a description of certain litigation and legal proceedings.
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
Holders
There were 477 stockholders of record as of February 16, 2026. This figure does not include an estimate of the indeterminate number of “street name” or beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
We have not paid any cash dividends on our common stock to date. The indenture and security agreement governing our 2028 Notes contain a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things, pay dividends on account of capital stock or make other restricted payments. In addition, the payment of cash dividends is subject to the discretion of our Board of Directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness and other considerations our Board of Directors may deem relevant. The Reciprocal is highly regulated and is restricted by statute as to the amount of dividends it may pay without the prior approval of regulatory authorities.
Recent Sales of Unregistered Securities
None, other than as disclosed in the Company’s Form 8-K filed with the SEC on May 28, 2025.
Performance Graph
The following graph depicts the total cumulative stockholder return on our common stock from December 31, 2020, through December 31, 2025, relative to the performance of the Russell 2000 Index, which is a broad equity market index, and the S&P 500 Information Technology Sector Index (“S&P 500 IT”), which is a published industry index. Previously, we compared the return on our common stock with the Standard & Poor’s 500 Index (“S&P 500”) broad equity market index. During 2025, we determined that the Russell 2000 Index is a more applicable comparison for our common stock due to our market capitalization. Due to the change in selected comparative indices, we are presenting the S&P 500 for the final time. The following graph and table assume an initial investment of $100 at the close of trading on December 31, 2020. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

		December 31,
		2020	2021	2022	2023	2024	2025
Porch Group, Inc.		$100	$109	$13	$22	$34	$64
SP 500 Index	(1)	100	127	102	127	157	182
SP 500 IT Index		100	133	95	148	201	248
Russell 2000 Index		100	114	89	103	113	126
______________________________________
(1)Represents legacy comparative index that will be removed in future years.
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
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company—one designed to stand out in a massive and growing market of more than $100 billion. Our strategy is built on three differentiators that set us apart.
1.Advantaged Underwriting Through Proprietary Data
Leveraging unique property insights, we can assess risk with greater precision, enabling competitive pricing for low-risk customers and avoiding high-risk customers, while delivering superior underwriting performance.
2.Best Services for Homebuyers
We are committed to being the go-to partner during one of life’s most significant transitions—buying a home—by offering services that simplify moving and home setup.
3.More Protection
We combine homeowners insurance with home warranty, filling coverage gaps and reducing unexpected costs for consumers.
Beyond insurance, Porch is a leader in the home software-as-a-service (“SaaS”) space, serving approximately 24 thousand companies across industries essential to the home-buying process—home inspectors, title companies, mortgage providers, and more. Our deep relationships and proprietary data give us unique visibility into approximately 90% of U.S. homes, enabling superior risk assessment and competitive pricing.
Our mission is to be the best homeowners insurance partner for homebuyers, offering more than just coverage. Through the Porch app, we provide a full moving concierge service, helping customers with moving logistics and essential home services like security, TV/Internet setup, and more.
Finally, we deliver greater home protection by pairing homeowners insurance with full home warranty, additional coverages, and appliance recall monitoring. This approach fills coverage gaps, reduces unexpected costs, and strengthens our value proposition—creating deeper, lasting relationships with our customers.
In January 2025, we completed the formation of Porch Reciprocal Exchange (the “Reciprocal”) and, as part of this process, sold our legacy homeowners insurance carrier, Homeowners of America (“HOA”), to the Reciprocal. Following the sale, HOA became a wholly owned subsidiary of the Reciprocal. Porch continues to manage and operate the Reciprocal, providing critical services such as underwriting, policy renewal, risk and portfolio management, financial oversight, and investment guideline setting. In return, Porch earns commissions and fees for these services.
Beginning in January 2025, we operate under four reportable segments that are also our operating segments. Three of these segments are owned by Porch — Insurance Services, Software & Data, and Consumer Services. We collectively call these three segments, along with corporate functions, the “Porch Shareholder Interest.” The fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch and, at this time, is consolidated for reporting purposes as described in the basis of presentation section in Note 1 of the unaudited Notes to Consolidated Financial Statements.
Insurance Services — Our Insurance Services segment manages and operates the Reciprocal, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines in exchange for commissions and fees. The Insurance Services segment also holds the surplus notes issued by the Reciprocal and includes our captive reinsurer which provides reinsurance support to improve capital efficiency for the Reciprocal. As of April 1, 2025, our captive reinsurer only provides reinsurance coverage for risks with low earnings volatility, such as non-catastrophic weather quota share.
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
Porch manages and operates the Reciprocal for its subscribers, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines. The Reciprocal is a subscriber-owned reciprocal insurance exchange organized under the Texas Insurance Code under which individuals, partnerships, and corporations are authorized to exchange reciprocal or inter-insurance contracts with each other, or with individuals, partnerships, and corporations of other states and countries, providing indemnity among themselves from any loss which may be insured against under any provision of the insurance laws. In exchange for these services, Porch receives policy fees from policyholders and ongoing commissions from the Reciprocal.

Porch Shareholder Interest is, in large part, tied to the growth and financial condition of the Reciprocal. If any events occurred that impaired the Reciprocal's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Reciprocal could find it more difficult to retain its existing business and attract new business. A decline in the business of the Reciprocal almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees received by our Insurance Services segment.
See “Item 1. Business,” Strategic Growth Pillars, for more information about our business and changes to our business in 2025.

Basis of Presentation
The consolidated financial statements and accompanying notes include the accounts of Porch Group, Inc. and its subsidiaries as well as the Reciprocal, a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The Reciprocal is managed, but not owned by, Porch and is consolidated at this time as a VIE for reporting purposes. These consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.

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
Losses and Loss Adjustment Expenses Reserves
The liability for losses and loss adjustment expenses (“LAE”) is an estimate of the amounts required to cover known incurred losses and LAE and is developed through the review and assessment of loss reports, along with the analysis of known claims. These reserves include the Reciprocal’s estimate of the amounts for losses incurred but not reported (“IBNR”). IBNR is reviewed regularly using a variety of actuarial techniques. The Reciprocal updates the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Although the Reciprocal believes that the balance of these reserves is adequate, such liabilities are necessarily dependent on estimates, the ultimate expense may be more or less than the amounts presented. The approach and methods for developing these estimates and for recording the resulting liability are continually reviewed. Any adjustments to this reserve are recognized in the Consolidated Statements of Operations and Comprehensive Loss. Losses and LAE, less related reinsurance is charged to expense as incurred.

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
During the third quarter of 2025, we repurchased in a series of privately negotiated transactions $12.8 million in aggregate principal amount of our 2026 Notes for $12.3 million, representing 96.5% par value. As a result, we recognized a gain on extinguishment of debt of $0.4 million during the third quarter. As of December 31, 2025, outstanding principal on the 2026 Notes was $7.8 million.
Reciprocal Formation
In January 2025, we completed the formation of the Reciprocal. In connection with the formation, we completed the sale of our homeowners insurance carrier, Homeowners of America (“HOA”), to the Reciprocal for a purchase price equal to HOA’s estimated surplus at December 31, 2024, of approximately $105 million, less $58 million of principal and unpaid interest under a surplus note issued by HOA to Porch in 2023. The purchase price was financed by a surplus note issued by the Reciprocal to Porch, bringing the total surplus notes held by Porch to approximately $106 million. Following the sale, HOA became a wholly owned subsidiary of the Reciprocal and, as part of the transaction, subsequently transferred certain economics to the Reciprocal following Texas Department of Insurance (“TDI”) approval, including the 18.3 million Porch shares held by HOA. Porch manages and operates the Reciprocal, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines. In addition, Porch maintains the Reciprocal’s books and records and is responsible for its accounting and financial reporting. In exchange for these services, Porch receives commissions and fees. The Reciprocal pays all claims and claims adjustment expenses, reinsurance costs, agency commissions, and taxes and license fees.
Reinsurance Programs for the Reciprocal
As of April 1, 2025, coverage for excess of loss catastrophe reinsurance starts at $25.0 million per occurrence up to a loss of $410.0 million. Additionally, the third-party quota share reinsurance contracts start immediately at 7.5% of property and casualty (“P&C”) losses, which includes catastrophe events, bringing the effective retention for the Reciprocal from $25.0 million per occurrence to $23.1 million per occurrence. We also placed reinstatement premium protection to cover any reinstatement premiums due on the second through fourth layers.
Additionally, our captive reinsurance entity provides reinsurance coverage for risks with low earnings volatility, such as non-catastrophic weather quota share, in order to create more capital efficiency at the Reciprocal. This contract was approved for an initial period of 10 years but can be cancelled by Porch or the Reciprocal each year. The specific structure and scope of reinsurance provided by the captive may vary over time as the Reciprocal evaluates its risk transfer strategy and capital requirements.
New Segments
Beginning in January 2025, there was a change in internal reporting provided to the chief operating decision-maker (“CODM”) and a change in the lens through which the CODM makes decisions and allocates resources. As a result, our reportable segments, that are also our operating segments, changed from Vertical Software and Insurance prior to 2025 to Insurance Services, Software & Data, Consumer Services, and the Reciprocal Segment. Three of these segments are owned by Porch — Insurance Services, Software & Data, and Consumer Services. Management references the Insurance Services, Software & Data, and Consumer Services segments, together with corporate expenses, as “Porch Shareholder Interest.” The fourth segment, the Reciprocal Segment, is managed, but not owned, by Porch and is consolidated for reporting purposes.
The changes in reporting were driven by how the CODM views our target customer (e.g. primarily total premium in Insurance Services, primarily businesses in Software & Data, and primarily direct consumers in Consumer Services) and by the shift to a reciprocal exchange model where we are the manager of the Reciprocal rather than the owner of a carrier.

Results of Operations
Key Factors Affecting Operating Results
The following key factors affected our operating results.
•In January 2025, we completed the formation of the Reciprocal and sold HOA into the Reciprocal; Porch now holds $106 million of surplus notes due from the Reciprocal which pay interest of 9.75% plus SOFR. These surplus notes are included in the Reciprocal’s statutory surplus and are eliminated in consolidation for GAAP reporting. Porch earns management fees and quota share reinsurance premiums from the Reciprocal.
•Insurance Services top-of-the-funnel activity reached strong levels across quoting activity and agency appointments. Full year Reciprocal Written Premium (“RWP”) was $480.9 million. RWP converted to Adjusted EBITDA at a rate of 21% given efficient operations at the Reciprocal. See Key Performance Measures and Operating Metrics for definition of RWP.
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
•Statutory surplus at the Reciprocal rose sequentially throughout the year with statutory surplus of $155.1 million as of December 31, 2025, an increase of $49.4 million from December 31, 2024. The Reciprocal is healthy with $289.4 million of surplus combined with non-admitted assets as of December 31, 2025, an increase of $131.4 million from December 31, 2024.

Consolidated Results of Operations

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollar amounts in thousands)
Revenue	$482,414	$437,848	$44,566	10%
Cost of revenue	142,424	235,920	(93,496)	(40)%
Gross profit	339,990	201,928	138,062	68%

Operating expenses:
Selling and marketing	139,578	122,873	16,705	14%
Product and technology	53,317	48,138	5,179	11%
General and administrative	105,200	95,249	9,951	10%
Provision for doubtful accounts	5,325	239	5,086	2,128%
Total operating expenses	303,420	266,499	36,921	14%
Operating income (loss)	36,570	(64,571)	101,141	(157)%
Other income (expense):
Interest expense	(51,572)	(42,536)	(9,036)	21%
Change in fair value of private warrant liability	(4,013)	691	(4,704)	(681)%
Change in fair value of derivatives	19,635	5,869	13,766	235%
Gain on extinguishment of debt	395	27,436	(27,041)	(99)%
Investment income and realized gains and losses, net of investment expenses	11,671	13,697	(2,026)	(15)%
Other income, net	14,049	28,702	(14,653)	(51)%
Total other income (expense)	(9,835)	33,859	(43,694)	(129)%
Income (loss) before income taxes	26,735	(30,712)	57,447	(187)%
Income tax provision	(11,417)	(2,117)	(9,300)	439%
Net income (loss)	$15,318	$(32,829)	$48,147	(147)%
Less: Net income attributable to the Reciprocal	18,679	—	18,679	N/A
Net loss attributable to Porch	$(3,361)	$(32,829)	$29,468	(90)%

Net income (loss)	$15,318	$(32,829)	$48,147	(147)%
Net loss (income) attributable to the Reciprocal	(18,679)	—	(18,679)	N/A
Interest expense	51,476	42,536	8,940	21%
Income tax provision	366	2,117	(1,751)	(83)%
Depreciation and amortization	20,617	25,522	(4,905)	(19)%
Gain on extinguishment of debt	(395)	(27,436)	27,041	(99)%
Other income, net	(7,483)	(23,208)	15,725	(68)%
Loss (gain) on reinsurance contract	—	(1,324)	1,324	(100)%
Stock-based compensation expense	28,952	27,181	1,771	7%
Mark-to-market gains	(15,666)	(10,002)	(5,664)	57%
Restructuring and other costs	1,761	4,185	(2,424)	(58)%
Acquisition and other transaction costs	337	429	(92)	(21)%
Adjusted EBITDA (Loss)	$76,604	$7,171	$69,433	968%
Adjusted EBITDA (Loss) Margin	16%	2%

Revenue
Total consolidated revenue including the Reciprocal increased by 10% compared to the prior year. This increase was primarily attributable to lower external reinsurance costs offsetting revenue. In 2025, our captive reinsurer retained a higher proportion of premiums than in the prior year. Revenue related to Porch Shareholder Interest was $418.9 million for the year ended December 31, 2025, as detailed in the tables at the end of this section. Porch Shareholder Interest Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Cost of revenue
Total consolidated cost of revenue including the Reciprocal decreased by $93.5 million, or 40%, from $235.9 million for the year ended December 31, 2024, to $142.4 million for the year ended December 31, 2025. The decrease was primarily the result of strong underwriting at the Reciprocal and fewer catastrophic weather events impacting the Reciprocal, which limited the number of claims. As a percentage of revenue, cost of revenue represented 30% of revenue for the year ended December 31, 2025, compared with 54% for the year ended December 31, 2024. Cost of revenue related to Porch Shareholder Interest was $75.0 million for the year ended December 31, 2025, as detailed in the tables at the end of this section. Porch Shareholder Interest Cost of Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Selling and marketing
Total consolidated selling and marketing expenses including the Reciprocal increased by $16.7 million, or 14%, from $122.9 million for the year ended December 31, 2024, to $139.6 million for the year ended December 31, 2025. The increase was primarily attributable to incentives to insurance agencies as part of our growth strategy, as well as increased marketing expenses related to new warranty products. As a percentage of revenue, selling and marketing expenses represented 29% of revenue in the current year compared to 28% of revenue in the prior year. Selling and marketing expense related to Porch Shareholder Interest was $195.2 million for the year ended December 31, 2025, as detailed in the tables at the end of this section. Porch Shareholder Interest Selling and Marketing is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Product and technology
Total consolidated product and technology expenses including the Reciprocal increased by $5.2 million, or 11%, from $48.1 million for the year ended December 31, 2024, to $53.3 million for the year ended December 31, 2025. The increase was primarily driven by an increase in payroll expenses related to software development and an increase in overall software expense. As a percentage of revenue, product and technology expenses represented 11% of revenue in the current year compared to 11% of revenue in the prior year. Product and technology expense related to Porch Shareholder Interest was $50.3 million for the year ended December 31, 2025, as detailed in the tables at the end of this section. Porch Shareholder Interest Product and Technology is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
General and administrative
Total consolidated general and administrative expenses including the Reciprocal increased by $10.0 million, or 10%, from $95.2 million for the year ended December 31, 2024, to $105.2 million for the year ended December 31, 2025, primarily due to a one-time agency partnership payment, increased legal expenses, and reduction in the gain recognized from the valuation of contingent consideration (see Note 6 in the Notes to Consolidated Financial Statements). As a percentage of revenue, general and administrative expenses represented 22% of revenue in 2025, compared with 22% in 2024. General and administrative expenses related to Porch Shareholder Interest were $92.8 million for the year ended December 31, 2025, as detailed in the tables at the end of this section. Porch Shareholder Interest General and Administrative is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Provision for doubtful accounts
Total consolidated provision for doubtful accounts increased by $5.1 million from $0.2 million for the year ended December 31, 2024, to $5.3 million for the year ended December 31, 2025. This increase was primarily related to an increase in losses expected on a prior year reinsurance contract as well as an increase in average warranty receivables related to higher-priced warranty products commensurate with the increase in the average coverage period. Provision for doubtful accounts related to Porch Shareholder Interest was $4.1 million for the year ended December 31, 2025, as detailed in the tables at the end of this section. Porch Shareholder Interest Provision for Doubtful Accounts is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Interest expense
Interest expense increased by $9.0 million, or 21%, from $42.5 million in 2024. The increase was primarily driven by the May 2025 exchange of our 0.75% 2026 Notes for newly issued 9.00% 2030 Notes. The higher coupon rate associated with the 2030 Notes contributed to the overall increase in interest expense during the period. The following table details the components of interest expense, on the Consolidated Statements of Operations and Comprehensive Loss:

	Year Ended December 31,
	2025	2024
Contractual interest expense	$30,263	$24,046
Amortization of debt issuance costs and discount	22,060	19,081
Capitalized interest and other	(751)	(591)
Total interest expense	$51,572	$42,536
Change in fair value of private warrant liability
The change in fair value of the private warrant liability was a loss of $4.0 million for the year ended December 31, 2025, and a gain of $0.7 million in the same period in 2024. The change in the fair value was primarily related to an increase in the market value of our common stock. The change in fair value of the private warranty liability relates entirely to Porch Shareholder Interest.
Change in fair value of derivatives
The derivative liability decreased by $19.6 million for the year ended December 31, 2025, compared to a decrease of $5.9 million for the year ended December 31, 2024. The value is driven by various factors, including the fair value of the underlying debt and the assumptions regarding timing of possible repurchase events. See Note 6 in the Notes to Consolidated Financial Statements.
Gain on extinguishment of debt
In connection with the repurchase of a portion of the 2026 Notes, we recognized a $27.4 million gain on extinguishment of debt during the year ended December 31, 2024, compared to less than $0.4 million during the year ended December 31, 2025. The trading prices of the 2026 Notes have increased since prior year. See Note 9 in the Notes to Consolidated Financial Statements.
Investment income and realized gains and losses, net of investment expenses
Investment income and realized gains, net of investment expenses decreased by $2.0 million from $13.7 million for the year ended December 31, 2024, to $11.7 million for the year ended December 31, 2025. Total investments balance as of December 31, 2025, was $248.7 million compared to $182.8 million as of December 31, 2024. While our investment balance increased year-over-year, we had lower market yields.
Other income, net
Total consolidated other income, net, including the Reciprocal decreased by $14.7 million from $28.7 million for the year ended December 31, 2024, to $14.0 million for the year ended December 31, 2025. The decrease is primarily driven by a $14.9 million gain on settlement of contingent consideration, offset by a $5.3 million loss on sale of our EIG business, both of which occurred during the year ended December 31, 2024, with no comparable events during the year ended December 31, 2025. Additionally, recoveries on reinsurance contracts were approximately $5.0 million lower for the year ended December 31, 2025, compared to the year ended December 31, 2024. A decrease in recoveries over time was expected following the previously disclosed termination of a reinsurance contract in 2023. See Note 18 in the Notes to Consolidated Financial Statements for detail of other income, net, for each period presented. Other income, net, related to Porch Shareholder Interest was $29.0 million for the year ended December 31, 2025. Porch Shareholder Interest Other Income is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Income tax provision
Total consolidated income tax provision including the Reciprocal increased by $9.3 million from a $2.1 million provision for the year ended December 31, 2024, to an $11.4 million provision for the year ended December 31, 2025. Our effective tax rate for the year ended December 31, 2025, was 42.7%, compared to (6.9)% for the year ended December 31, 2024. Our effective tax rate was higher in 2025 compared to 2024 and compared to the 21% statutory tax rate primarily due to the change in valuation allowance and write-off of certain net operating losses of HOA.

Adjusted EBITDA (Loss)
Adjusted EBITDA (Loss) for the year ended December 31, 2025, was $76.6 million, a $69.4 million improvement from $7.2 million for 2024. The year-over-year improvement was primarily attributable to the shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees. Our Insurance Services segment benefited from the receipt of commissions and fees related to the Reciprocal Segment which began in January 2025 and an increase in interest income from the surplus note due from the Reciprocal Segment. Corporate costs also declined due to reduced workforce, less reliance on third-party consultants, centralizing administrative functions, and shifting hiring to target lower-cost locations. Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report on Form 10-K as filed with the SEC on February 25, 2025, for the comparison of the results of operations for the years ended December 31, 2024 and 2023.

The following tables summarize operating results of the four segments as well as corporate expenses and eliminations.

	Year Ended December 31, 2025
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Porch Shareholder Interest Subtotal (2)	Reciprocal Segment	Eliminations Related to Reciprocal Segment (3)	Consolidated
Revenue	$266,726	$92,935	$68,374	$—	$(9,144)	$418,891	$200,463	$(136,940)	$482,414
Cost of revenue	39,144	25,715	10,128	—	(9)	74,978	71,416	(3,970)	142,424
Gross Profit	227,582	67,220	58,246	—	(9,135)	343,913	129,047	(132,970)	339,990
Gross Margin	85%	72%	85%	—%	100%	82%	64%	97%	70%

Less: Operating expenses:
Selling and marketing	123,831	37,015	41,936	1,578	(9,135)	195,225	20,876	(76,523)	139,578
Product and technology	10,354	18,545	4,582	16,849	—	50,330	2,987	—	53,317
General and administrative	19,936	8,741	9,698	54,442	—	92,817	68,830	(56,447)	105,200
Provision for doubtful accounts	200	1,380	2,543	—	—	4,123	1,202	—	5,325
Operating income (loss)				(72,869)	—	1,418	35,152	—	36,570
Other expense (income)	(21,343)	(32)	(418)	26,206	—	4,413	5,422	—	9,835
Income (loss) before income taxes				(99,075)	—	(2,995)	29,730	—	26,735
Income tax benefit (provision)				(366)	—	(366)	(11,051)	—	(11,417)
Net income (loss)				$(99,441)	$—	$(3,361)	$18,679	$—	$15,318
Less: Net income attributable to the Reciprocal									18,679
Net loss attributable to Porch									$(3,361)

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(99,441)		$(3,361)			$15,318
Less Reconciling items:
Net income attributable to the Reciprocal						—			18,679
Depreciation and amortization	(367)	(14,592)	(3,422)	(2,236)	—	(20,617)			(20,617)
Stock-based compensation expense	(4,443)	(2,406)	(1,735)	(20,368)	—	(28,952)			(28,952)
Gain (loss) on extinguishment of debt	—	—	—	395	—	395			395
Interest expense	—	(3)	(9)	(51,464)	—	(51,476)			(51,476)
Income tax provision	—	—	—	(366)	$—	(366)			(366)
Mark-to-market gains (losses)	—	—	44	15,622	—	15,666			15,666
Recoveries of Losses on Reinsurance Contracts	—	—	—	7,100	—	7,100			7,100
Other gains and losses	(324)	(330)	235	(1,296)	—	(1,715)			(1,715)
Adjusted EBITDA (Loss) (4)	$99,738	$18,902	$4,792	$(46,828)		$76,604			$76,604
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
(4)Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

	Year Ended December 31, 2024
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Subtotal	Reciprocal Segment	Eliminations Related to Reciprocal Segment (2)	Consolidated
Revenue	$157,073	$89,167	$69,137	$—	$(2,102)	$313,275	$182,090	$(57,517)	$437,848
Cost of revenue	77,063	23,748	14,755	—	(62)	115,504	134,850	(14,434)	235,920
Gross Profit	80,010	65,419	54,382	—	(2,040)	197,771	47,240	(43,083)	201,928
Gross Margin	51%	73%	79%	—%	97%	63%	26%	75%	46%

Less: Operating expenses:
Selling and marketing	52,571	40,147	33,896	2,109	(981)	127,742	38,214	(43,083)	122,873
Product and technology	221	16,662	4,265	20,504	(1,059)	40,593	7,545	—	48,138
General and administrative	6,827	13,111	8,541	56,964	—	85,443	9,806	—	95,249
Provision for doubtful accounts	—	1,189	520	—	—	1,709	(1,470)	—	239
Operating income (loss)				(79,577)	—	(57,716)	(6,855)	—	(64,571)
Other expense (income)	(14,968)	(14,948)	(305)	205	—	(30,016)	(3,843)	—	(33,859)
Income (loss) before income taxes				(79,782)	—	(27,700)	(3,012)	—	(30,712)
Income tax benefit (provision)				(2,117)	—	(2,117)	—	—	(2,117)
Net income (loss)				$(81,899)	$—	$(29,817)	$(3,012)	$—	$(32,829)

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(81,899)		$(29,817)			$(32,829)
Less: Reconciling items:
Depreciation and amortization	(3,943)	(15,498)	(3,803)	(2,255)	—	(25,499)			(25,522)
Stock-based compensation expense	(1,199)	(4,272)	(1,993)	(19,717)	—	(27,181)			(27,181)
Gain (loss) on extinguishment of debt	—	—	—	27,436	—	27,436			27,436
Interest expense	—	19	19	(42,685)	—	(42,647)			(42,536)
Income tax provision	—	—	—	(2,117)	—	(2,117)			(2,117)
Mark-to-market gains (losses)	—	(909)	4,350	6,560	—	10,001			10,001
Recoveries of Losses on Reinsurance Contracts	8,811	—	—	3,331	—	12,142			12,142
Other gains and losses	(122)	14,144	93	(157)	—	13,958			7,777
Adjusted EBITDA (Loss) (3)	$31,812	$15,774	$8,799	$(52,295)		$4,090			$7,171
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

Porch Shareholder Interest Results (Non-GAAP)
Effective January 2025, Porch shareholders own three segments: Insurance Services, Software & Data, and Consumer Services. Together, these segments—offset by corporate expenses—comprise what we refer to as the “Porch Shareholder Interest.” These segments contribute to Net Income Attributable to Porch and are what is expected to generate cash for Porch shareholders. Comparative period amounts in the following table include only the Insurance Services, Software & Data, and Consumer Services segments as well as corporate expenses. Certain amounts presented in the following table are non-GAAP measures and are reconciled to the nearest GAAP measure in the earlier “Consolidated Year-to-Date Results” section.

		Year Ended December 31,
		2025	2024	Change
Porch Shareholder Interest Revenue	(1)	$418,891	$313,275	$105,616
Porch Shareholder Interest Gross Profit	(1)	$343,913	$197,771	$146,142
Porch Shareholder Interest Adjusted EBITDA (Loss)	(1)	$76,604	$4,090	$72,514
______________________________________
(1)Porch Shareholder Interest Revenue, Gross Profit, and Adjusted EBITDA (Loss) are non-GAAP measures. For the year ended December 31, 2025, Porch Shareholder Interest Adjusted EBITDA (Loss) is equivalent to total Adjusted EBITDA (Loss) for consolidated Porch, as Porch no longer owns HOA following its sale to the Reciprocal effective January 1, 2025. See Non-GAAP Financial Measures section.

For the year ended December 31, 2025, Porch Shareholder Interest Revenue increased $105.6 million when compared to the same segments in the prior year. The increase was primarily due to the launch of the Reciprocal in January 2025, and the associated revenue streams as Porch acts as its manager, and an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025. This increase was partially offset by an increase in the average coverage period of our warranty products, resulting in warranty revenue being recognized over a longer timeframe, and a strategic shift to lower revenue, higher profit services in our moving businesses. Porch Shareholder Interest Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Porch Shareholder Interest Gross Profit improved by $146.1 million for the year ended December 31, 2025, when compared to the prior year. This improvement was primarily driven by the shift in the business model from carrier to the operator of the Reciprocal. The increase was also a result of the change in reinsurance programs at our captive reinsurer effective April 1, 2025. Porch Shareholder Interest Gross Profit is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Porch Shareholder Interest Adjusted EBITDA (Loss) improved by $72.5 million for the year ended December 31, 2025, compared to the prior year. The improvement was primarily driven by increased ceding activity from the Reciprocal Segment and the shift in the business model from carrier to the operator of the Reciprocal, producing higher margin management fees. Our Insurance Services segment benefited from the receipt of management fees from the Reciprocal Segment, which began in January 2025, and an increase in interest income from the surplus note due from the Reciprocal Segment. Our other segment and corporate costs also declined due to lower professional fees, reduced reliance on third-party consultants, and strong cost control. Porch Shareholder Interest Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Year Ended December 31,
		2025	2024	Change
Revenue		$266,726	$157,073	$109,653
Gross Profit		$227,582	$80,010	$147,572
Gross Margin		85%	51%
Adjusted EBITDA	(1)	$99,738	$31,812	$67,926
Adjusted EBITDA Margin	(1)	37%	20%
RWP (in millions)	(2)	$481	$—	N/A
Reciprocal Policies Written (in thousands)	(2)	175	—	N/A
RWP per Policy (unrounded)	(2)	$2,755	$—	N/A
Adjusted EBITDA % of RWP	(3)	21%	—%	N/A
______________________________________
(1)Insurance Services Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA % of RWP are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.
(3)Adjusted EBITDA % of RWP is Insurance Services Adjusted EBITDA divided by RWP.

For the year ended December 31, 2025, Insurance Services segment revenue was $266.7 million. For the year ended December 31, 2024, Insurance Services segment revenue was $157.1 million. The 70% increase in Insurance Services segment revenue was primarily driven by an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025. Additionally, the increase partially resulted from the launch of the Reciprocal in January 2025 and the associated revenue streams as Porch acts as its manager.
Our Insurance Services segment generates economics in several ways: management fees based on a percentage of Reciprocal Written Premium, policy fees from the Reciprocal, reinsurance to improve capital efficiency for the Reciprocal, lead fees from third-party insurance agencies, and interest from the surplus note due from the Reciprocal. Insurance Services Adjusted EBITDA as a percentage of Reciprocal Written Premium was 21% for the year ended December 31, 2025.
For the year ended December 31, 2025, Insurance Services segment gross profit was $227.6 million. For the year ended December 31, 2024, Insurance Services segment profit was $80.0 million. The increase in gross profit was primarily driven by the shift in the business model from carrier to the operator of the Reciprocal.
Insurance Services Adjusted EBITDA was $99.7 million for the year ended December 31, 2025, which improved compared to prior year primarily driven by an increase in ceding from the Reciprocal Segment. Adjusted EBITDA also increased as a result of the various commissions and fees beginning January 1, 2025, including interest income from the surplus note due from the Reciprocal Segment.
Insurance Services Adjusted EBITDA Margin increased to 37% for the year ended December 31, 2025, primarily due to the increase in revenue due to increased ceding activity from the Reciprocal Segment. The Adjusted EBITDA Margin increase outpaced the increase in revenue, reflecting a shift in the business model from carrier to the manager of the Reciprocal, producing higher margin management fees.

SOFTWARE & DATA

		Year Ended December 31,
		2025	2024	Change
Revenue		$92,935	$89,167	$3,768
Gross Profit		$67,220	$65,419	$1,801
Gross Margin		72%	73%
Adjusted EBITDA	(1)	$18,902	$15,774	$3,128
Adjusted EBITDA Margin	(1)	20%	18%
Average Number of Companies (in thousands)	(2)	23.8
Annualized Average Revenue per Company (unrounded)	(2)	$3,897
______________________________________
(1)Software & Data Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the year ended December 31, 2025, Software & Data segment revenue was $92.9 million. For the year ended December 31, 2024, Software & Data segment revenue was $89.2 million. The increase in revenue was driven by additional transaction volume of our Home Factors product and price increases of our title insurance software.
For the year ended December 31, 2025, Software & Data segment gross profit was $67.2 million. For the year ended December 31, 2024, Software & Data segment gross profit was $65.4 million. The gross profit improvement correlated with the increase in Software & Data segment revenue.
Software & Data Adjusted EBITDA was $18.9 million for the year ended December 31, 2025, which improved compared to prior year due to strong cost control, including a reduction in workforce, lower professional fees, and lower rent expense.
Software & Data Adjusted EBITDA Margin increased to 20% for the year ended December 31, 2025, reflecting improved operational efficiency. Adjusted EBITDA Margin growth was driven by a reduction in operating costs from strong cost control, including a reduction in workforce, lower professional fees, and lower rent expense.

CONSUMER SERVICES

		Year Ended December 31,
		2025	2024	Change
Revenue		$68,374	$69,137	$(763)
Gross Profit		$58,246	$54,382	$3,864
Gross Margin		85%	79%
Adjusted EBITDA	(1)	$4,792	$8,799	$(4,007)
Adjusted EBITDA Margin	(1)	7%	13%
Monetized Services (in thousands)	(2)	220.2
Average Revenue per Monetized Service (unrounded)	(2)	$311
______________________________________
(1)Consumer Services Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the year ended December 31, 2025, Consumer Services segment revenue was $68.4 million. For the year ended December 31, 2024, Consumer Services segment revenue was $69.1 million. The decrease in revenue was primarily driven by an increase in the average coverage period of our warranty products, resulting in revenue being recognized over a longer timeframe. The decrease in revenue was also driven by a strategic shift to lower-revenue services that yield higher profit in our moving businesses.

Consumer Services gross profit was $58.2 million for the year ended December 31, 2025. For the year ended December 31, 2024, Consumer Services segment gross profit was $54.4 million. The increase in gross profit was primarily driven by a decrease in warranty claims and a shift to higher profit services in our moving businesses.
Consumer Services Adjusted EBITDA was $4.8 million for the year ended December 31, 2025, which decreased compared to prior year, and was primarily driven by an increase in direct mail marketing expense for new warranty products. This decrease was slightly offset but an increase in gross profit due to a decrease in the number of warranty claims and a shift to higher profit services in our moving businesses.
Consumer Services Adjusted EBITDA Margin decreased to 7% for the three months ended December 31, 2025, primarily driven by an increase in direct mail marketing expense for new warranty products, a decrease in monthly revenue related to longer coverage period of our warranty products and the shift to higher profit moving services.

CORPORATE

	Year Ended December 31,
	2025	2024	Change
Selling and marketing	$1,578	$2,109	$(531)
Product and technology	16,849	20,504	$(3,655)
General and administrative	54,442	56,964	$(2,522)
Other	(26,041)	(27,282)	$1,241
Adjusted EBITDA Loss	$46,828	$52,295	$(5,467)
______________________________________
(1)Adjusted EBITDA Loss is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Corporate expenses decreased for the year ended December 31, 2025, compared to the prior year. The decrease was driven primarily by lower professional fees and reduced reliance on third-party consultants as well as strong cost control across the business. Our cost control measures included centralizing administrative functions and shifting hiring to target lower-cost locations.

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

Software & Data
Average Number of Companies — We define Average Number of Companies as the average number of companies during the period across all of our Software & Data segment. This only includes the number of companies in our Software & Data segment.
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
Change in Key Performance Indicator
Effective beginning with the quarter ended September 30, 2025, we updated the definition of an operational metric, RWP, to include surplus contributions to the Reciprocal and policy fees. Management believes the revised definition reflects the total amount the policyholder is expected to pay and provides better insight to management. The primary reason for the change was the then-anticipated launch of the Porch Insurance product, where policyholders will pay a 10% surplus contribution in addition to traditional premium and fees. The updated definition ensures RWP aligns the operating metric with the full economic payment expected from the policyholder. The change in calculation methodology and updated definition did not result in a significant or material difference to the reported figures as compared to the definition utilized in prior quarters.

Liquidity and Capital Resources
In our early years, we raised capital primarily through equity investments. As a publicly traded company, we have relied on convertible debt as our primary source of capital. As of December 31, 2025, and 2024, we had $475.1 million and $507.3 million, respectively, of aggregate principal amount outstanding in convertible notes and promissory notes.
Based on our current operating and growth plan, management believes cash and cash equivalents and liquid investments at December 31, 2025, are sufficient to finance our operations, planned capital expenditures, working capital requirements and debt service obligations for at least the next 12 months. As our operations evolve and continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to its stockholders.
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
We incurred net losses historically, resulting in an accumulated deficit at December 31, 2025 and 2024, totaling $648.3 million and $754.9 million, respectively.
Porch Group, Inc., is a holding company that transacts a majority of its business through operating subsidiaries, including subsidiaries that are involved in providing reinsurance and management services for the Reciprocal, which is an insurance carrier. Consequently, our ability to pay dividends and expenses is largely dependent on dividends or other distributions from our subsidiaries. The insurance industry is highly regulated, and insurance businesses are restricted by statute as to the amount of dividends they may pay without the prior approval of regulatory authorities.
Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Liquidity and Capital Resources of Porch Shareholder Interest
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments of Porch Shareholder Interest.

	December 31, 2025	December 31, 2024
Cash and cash equivalents of Porch Shareholder Interest	$44,676	$46,526
Short-term investments of Porch Shareholder Interest	12,616	1,613
Long-term investments of Porch Shareholder Interest	55,412	13,509
Unrestricted cash, cash equivalents, and investments of Porch Shareholder Interest	112,704	61,648
Restricted cash and cash equivalents of Porch Shareholder Interest	8,503	28,244
All cash, cash equivalents, investments, and restricted cash and cash equivalents of Porch Shareholder Interest	$121,207	$89,892
2026 Convertible Senior Notes
In September 2021, we completed a private offering of $425.0 million aggregate principal amount of 0.75% Convertible Senior Notes due on September 15, 2026 (the “2026 Notes”). As of December 31, 2025, the outstanding principal was $7.8 million. The 2026 Notes are redeemable at our option after September 20, 2024. We may redeem for cash all or any portion of the 2026 Notes, at our option, on or after September 20, 2024, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “2026 Note Conversion Rate”). The 2026 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026. In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under certain circumstances described in Note 9, Debt, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
2028 Convertible Senior Notes
In April 2023, we issued $333.3 million of 6.75% Senior Secured Convertible Notes due in 2028 in a private placement transaction (the “2028 Notes”). We used a portion of the net proceeds from these 2028 Notes to repurchase $200.0 million of the 2026 Notes and to fund the repayment of the term loan facility, in each case plus accrued and unpaid interest thereon and related fees and expenses. As of December 31, 2025, the outstanding principal was $333.3 million. The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.
The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Each note holder has the right to require us to repurchase for cash at 100% of par value, plus accrued and unpaid interest, all of such holder’s notes on each of September 15, 2027, and March 15, 2028; provided, however, that the aggregate principal amount repurchased on each such date by all holders shall not exceed the lesser of (1) $15.0 million and (ii) 5.0% of the aggregate principal amount of the 2028 Notes outstanding on such date.
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
2030 Convertible Senior Notes
In May 2025, we completed a series of privately negotiated refinancing transactions. As part of these transactions we exchanged $96.8 million aggregate principal amount of 2026 Notes for $83.0 million of newly issued 9.00% Convertible Senior Notes due in 2030 (“2030 Notes”) and issued an additional $51.0 million aggregate principal amount of 2030 Notes to the same investors that participated in the exchange, for a total aggregate principal amount of $134.0 million of 2030 Notes. As of December 31, 2025, the outstanding principal was $134.0 million. We used a portion of the net proceeds from these 2030 Notes to repurchase $47.5 million aggregate principal amount of 2026 Notes for $47.3 million in cash. The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.71 per share of common stock (the “2030 Note Conversion Rate”). The 2030 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes.
The 2030 Notes will mature on May 15, 2030, unless earlier repurchased, redeemed, or converted. Holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) on or after February 15, 2030, until the close of business on the second trading day immediately preceding the maturity date of May 15, 2030. In addition, holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding February 15, 2030, only under certain circumstances described in Note 9, Debt, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Liquidity and Capital Resources of the Reciprocal (Consolidated VIE)
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments of the Reciprocal.

		December 31, 2025	December 31, 2024
Cash and cash equivalents of the Reciprocal		$115,373	$121,117
Short-term investments of the Reciprocal		7,664	22,485
Long-term investments of the Reciprocal	(1)	172,978	145,144
Unrestricted cash, cash equivalents, and investments of the Reciprocal		296,015	288,746
Restricted cash and cash equivalents of the Reciprocal	(2)	559	895
All cash, cash equivalents, investments, and restricted cash and cash equivalents of the Reciprocal		$296,574	$289,641
______________________________________
(1)Excludes 18.3 million shares of common stock held by HOA as of December 31, 2024, and held by the Reciprocal as of December 31, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).
(2)See Note 1 in the Notes to Consolidated Financial Statements for a description of the nature of restrictions.

As of December 31, 2025, the Reciprocal had $155.1 million in total statutory surplus and $289.4 million in total statutory surplus combined with non-admitted assets. Insurance companies in the United States are required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which the Reciprocal operates have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 16 in the Notes to Consolidated Financial Statements for a description of our reinsurance programs.

Cash Flow Information
The following table provides a summary of consolidated cash flow information for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024	$ Change	% Change
Net cash provided by (used in) operating activities	$66,419	$(31,682)	$98,101	(310)%
Net cash used in investing activities	(71,921)	(45,061)	(26,860)	60%
Net cash used in financing activities	(22,169)	(23,707)	1,538	(6)%
Change in cash, cash equivalents and restricted cash and cash equivalents	$(27,671)	$(100,450)	$72,779	(72)%
Operating Cash Flows
Net cash provided by operating activities was $66.4 million for the year ended December 31, 2025. Net cash provided by operating activities was primarily driven by operating income and the collection in the current year of resinsurance receivables from the prior year.
Net cash used in operating activities was $31.7 million for the year ended December 31, 2024. Net cash used in operating activities includes cash outflows to cover losses from severe weather during the year, timing of working capital disbursements, and interest on convertible debt. These outflows of cash were partially offset by positive cash flow from the non-recurring cash receipt of $25 million related to the Aon agreement (see Note 16 in the Notes to the Consolidated Financial Statements).
Investing Cash Flows
Net cash used in investing activities was $71.9 million for the year ended December 31, 2025. Net cash used in investing activities is primarily related to purchases of investments of $148.3 million and investments to develop internal-use software of $13.9 million. This was partly offset by the cash inflows related to maturities and sales of investments of $89.6 million.
Net cash used in investing activities was $45.1 million for the year ended December 31, 2024. Net cash used in investing activities is primarily related to purchases of investments of $110.9 million and investments to develop internal-use software of $12.3 million. This was partly offset by the cash inflows related to maturities and sales of investments of $67.8 million.
Financing Cash Flows
Net cash used in financing activities was $22.2 million for the year ended December 31, 2025. Net cash used in financing activities is primarily related to $68.2 million of repurchases of 2026 Notes. We also incurred $2.2 million in debt issuance costs associated with the issuance of the 2030 Notes. These outflows were partially offset by $51.0 million in proceeds from the issuance of the 2030 Notes.
Net cash used in financing activities was $23.7 million for the year ended December 31, 2024. Net cash used in financing activities is primarily related to the repurchase of the 2026 Notes of $23.4 million.

Supplemental Cash Flow Information
The following table provides further detail of cash flows of Porch and cash flows of the Reciprocal Segment for the twelve months ended December 31, 2025.

	Consolidated	Reciprocal Segment	Eliminations	Porch Shareholder Interest (1)
Net cash provided by (used in) operating activities	$66,419	$992	$—	$65,427

Cash flows from investing activities:
Purchases of property and equipment and capitalized software development costs	(14,361)	(6)	—	(14,355)
Maturities, sales, (purchases) of investments, net	(58,777)	(7,066)	—	(51,711)
Proceeds from sale of business	1,217	—	—	1,217
Issuance of surplus note to Reciprocal	—	—	46,813	(46,813)
Sale of HOA to the Reciprocal	—	(46,813)	—	46,813
Net cash provided by (used in) investing activities	(71,921)	(53,885)	46,813	(64,849)

Cash flows from financing activities:
Proceeds from surplus note with Porch	—	46,813	(46,813)	—
Proceeds from debt issuance	51,000	—	—	51,000
Repayments of principal	(68,164)	—	—	(68,164)
Other financing activities	(5,005)	—	—	(5,005)
Net cash provided by (used in) financing activities	(22,169)	46,813	(46,813)	(22,169)

Net change in cash and cash equivalents & restricted cash and cash equivalents	(27,671)	(6,080)	—	(21,591)
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	196,782	122,012	—	74,770
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$169,111	$115,932	$—	$53,179

Supplemental disclosures
Cash received (paid) for interest on intercompany surplus notes	—	(9,181)	—	9,181
______________________________________
(1)Porch Shareholder Interest net cash provided by (used in) operating, investing, and financing activities are non-GAAP measures. See Non-GAAP Financial Measures section. This table reconciles these non-GAAP measures to the nearest GAAP measures in the “Consolidated” column.
Non-GAAP Financial Measures
This Annual Report includes non-GAAP financial measures, such as Adjusted EBITDA (Loss), Adjusted EBITDA (Loss) Margin, Adjusted EBITDA % of RWP, Attritional Loss Ratio, and certain amounts related to Porch Shareholder Interest.
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
Adjusted EBITDA (Loss)
We define Adjusted EBITDA (Loss) as net income (loss) adjusted for net income (loss) attributable to the Reciprocal; interest expense; income taxes; depreciation and amortization; gain or loss on extinguishment of debt; other expense; other income; impairments of intangible assets and goodwill; gain or loss on reinsurance contract; impairments of property, equipment, and software; stock-based compensation expense; mark-to-market gains or losses recognized on changes in the value of contingent consideration arrangements, unexercised warrants, and derivatives; restructuring and other costs; acquisition and other transaction costs; and non-cash bonus expense. Adjusted EBITDA (Loss) Margin is defined as Adjusted EBITDA (Loss) divided by revenue. Adjusted EBITDA % of RWP is defined as Insurance Services Adjusted EBITDA divided by RWP.
The following table reconciles Net income (loss) to Adjusted EBITDA (Loss) and Net income (loss) as a percentage of Porch Shareholder Interest Revenue to Adjusted EBITDA (Loss) Margin.

	Year Ended December 31,
	2025		2024
	Amount	Margin	Amount	Margin
Net income (loss)	$15,318	4%	$(32,829)	(10)%
Net loss (income) attributable to the Reciprocal	(18,679)	(4)%	—	—%
Interest expense	51,476	12%	42,536	14%
Income tax provision	366	—%	2,117	1%
Depreciation and amortization	20,617	5%	25,522	8%
Gain on extinguishment of debt	(395)	—%	(27,436)	(9)%
Other income, net	(7,483)	(2)%	(23,208)	(7)%
Loss (gain) on reinsurance contract	—	—%	(1,324)	—%
Stock-based compensation expense	28,952	7%	27,181	9%
Mark-to-market gains	(15,666)	(4)%	(10,002)	(3)%
Restructuring and other costs	1,761	—%	4,185	1%
Acquisition and other transaction costs	337	—%	429	—%
Adjusted EBITDA (Loss)	$76,604	18%	$7,171	2%

Porch Shareholder Interest Revenue	$418,891	100%	$313,275	100%
Our segment operating and financial performance measures are Gross Profit and Adjusted EBITDA (Loss) for the Insurance Services, Software & Data, and Consumer Services segments. Adjusted EBITDA (Loss) is defined as Gross Profit less the following expenses associated with each segment: selling and marketing, product and technology, and general and administrative. Adjusted EBITDA (Loss) also excludes non-cash items or items that management does not consider reflective of ongoing core operations, such as depreciation, amortization, and stock-based compensation expense. Adjusted EBITDA (Loss) Margin for each segment is defined as Adjusted EBITDA (Loss) for the segment divided by the segment’s revenue. Adjusted EBITDA % of RWP is defined as Insurance Services Adjusted EBITDA divided by RWP.
We believe that presenting Adjusted EBITDA % of RWP provides useful information to investors by illustrating the profitability and operating efficiency of the Insurance Services segment relative to insurance premium volume. Because the Insurance Services segment earns economics primarily through fees, commissions, and ceding arrangements rather than underwriting risk, management uses this measure to facilitate evaluation of unit economics, scalability, and comparability across periods.
The following table reconciles Gross Profit to Adjusted EBITDA (Loss), Gross Margin to Adjusted EBITDA (Loss) Margin, and Gross Profit as a percentage of RWP to Adjusted EBITDA % of RWP for the Insurance Services segment.

	Year Ended December 31,
	2025			2024
INSURANCE SERVICES	Amount	Margin	As a % of RWP	Amount	Margin
Gross Profit	$227,582	85%	47%	$80,010	51%
Selling and marketing	(123,831)	(46)%	(26)%	(52,571)	(33)%
Product and technology	(10,354)	(4)%	(2)%	(221)	—%
General and administrative	(19,936)	(7)%	(4)%	(6,827)	(4)%
Provision for doubtful accounts	(200)	—%	—%	—	—%
Other income (expense)	21,343	8%	4%	14,968	10%
Add: Reconciling items:
Depreciation and amortization	367	—%	—%	3,943	3%
Stock-based compensation expense	4,443	2%	1%	1,199	1%
Recoveries of Losses on Reinsurance Contracts	—	—%	—%	(8,811)	(6)%
Other gains and losses	324	—%	—%	122	—%
Adjusted EBITDA (Loss)	$99,738	37%	21%	$31,812	20%

Revenue	$266,726	100%		$157,073	100%
Reciprocal Written Premium	$480,900		100%
The following table reconciles Gross Profit to Adjusted EBITDA (Loss) and Gross Margin to Adjusted EBITDA (Loss) Margin for the Software & Data segment.

	Year Ended December 31,
	2025		2024
SOFTWARE & DATA	Amount	Margin	Amount	Margin
Gross Profit	$67,220	72%	$65,419	73%
Selling and marketing	(37,015)	(40)%	(40,147)	(45)%
Product and technology	(18,545)	(20)%	(16,662)	(19)%
General and administrative	(8,741)	(9)%	(13,111)	(15)%
Provision for doubtful accounts	(1,380)	(1)%	(1,189)	(1)%
Other income (expense)	32	—%	14,948	17%
Add: Reconciling items:
Depreciation and amortization	14,592	16%	15,498	17%
Stock-based compensation expense	2,406	3%	4,272	5%
Interest expense	3	—%	(19)	—%
Mark-to-market gains (losses)	—	—%	909	1%
Other gains and losses	330	—%	(14,144)	(16)%
Adjusted EBITDA (Loss)	$18,902	20%	$15,774	18%

Revenue	$92,935	100%	$89,167	100%

The following tables reconcile Gross Profit to Adjusted EBITDA (Loss) and Gross Margin to Adjusted EBITDA (Loss) Margin for the Consumer Services segment.

	Year Ended December 31,
	2025		2024
CONSUMER SERVICES	Amount	Margin	Amount	Margin
Gross Profit	$58,246	85%	$54,382	79%
Selling and marketing	(41,936)	(61)%	(33,896)	(49)%
Product and technology	(4,582)	(7)%	(4,265)	(6)%
General and administrative	(9,698)	(14)%	(8,541)	(12)%
Provision for doubtful accounts	(2,543)	(4)%	(520)	(1)%
Other income (expense)	418	1%	305	—%
Add: Reconciling items:
Depreciation and amortization	3,422	5%	3,803	6%
Stock-based compensation expense	1,735	3%	1,993	3%
Interest expense	9	—%	(19)	—%
Mark-to-market gains (losses)	(44)	—%	(4,350)	(6)%
Other gains and losses	(235)	—%	(93)	—%
Adjusted EBITDA (Loss)	$4,792	7%	$8,799	13%

Revenue	$68,374	100%	$69,137	100%
The impact of corporate expenses on Adjusted EBITDA (Loss) is also a non-GAAP financial measure. Reconciliations of these non-GAAP financial measures to the nearest GAAP measure are included in the Consolidated Results of Operations section.
Attritional Loss Ratio
The Attritional Loss Ratio is calculated by deducting the Gross Loss Ratio related to catastrophic weather events from total Gross Loss Ratio. Catastrophic weather events include, without limitation, hurricanes, tornados, earthquakes, hailstorms, wildfires, high winds, and winter storms. We believe the Attritional Loss Ratio is useful to investors and use this financial measure to reveal trends in the Reciprocal’s Gross Loss Ratio that may be obscured by catastrophe losses as such events cannot be accurately predicted and may cause the Reciprocal’s Gross Loss Ratio to vary significantly between periods as a result of their incidence of occurrence and magnitude. The Reciprocal has adopted the industry-wide catastrophe classifications of storms and other events published by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies an event as a catastrophe when the event causes $25 million or more in direct losses. The following table reconciles Gross Loss Ratio to Attritional Loss Ratio.

	Year Ended December 31,
	2025	2024
Gross Loss Ratio	27%	65%
Less: Impact of losses due to catastrophic weather	(10)%	(43)%
Attritional Loss Ratio	17%	22%
Porch Shareholder Interest
Certain amounts related to Porch Shareholder Interest are non-GAAP financial measures. We define Porch Shareholder Interest as the Insurance Services, Software & Data, and Consumer Services segments, together with corporate expenses.
The operating results of these segments comprise “Net loss attributable to Porch” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Reconciliations of the following non-GAAP financial measures to the nearest GAAP measure are included in the Consolidated Results sections:
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
•Porch Shareholder Interest Provision for Doubtful Accounts
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

Contractual Obligations and Commitments
In addition to debt service payments, our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 15, Leases, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. In addition, we have a substantial level of debt. For more information regarding our debt service obligations, see Note 9, Debt, of the Notes to Consolidated Financial Statements. We also have certain non-cancellable purchase commitments primarily for data purchases. As of December 31, 2025, our other contractual commitments associated with agreements that are enforceable and legally binding and that specify all significant terms were payments of $5.6 million due in the next 12 months and $9.3 million due thereafter. For more information regarding our purchase commitments, see Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
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
Interest Rate Risk
Debt
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, and 2024, we had interest-bearing debt of $475.1 million and $507.3 million, respectively. Our 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”) had a principal balance of $7.8 million as of December 31, 2025, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% Senior Secured Convertible Notes due 2028 (the “2028 Notes”) had a principal balance of $333.3 million as of December 31, 2025 and 2024, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Our 9.00% convertible senior unsecured notes due in May 2030 (the “2030 Notes”) have a principal balance of $134.0 million as of December 31, 2025, a fixed coupon rate of 9.00%, and an effective interest rate of 9.2%. Interest expense includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details the interest expense.

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense for 2026 Notes	$594	$1,546	$2,142
Contractual interest expense for 2028 Notes	22,500	22,500	15,688
Contractual interest expense for 2030 Notes	7,169	—	—
Total contractual interest expense	30,263	24,046	17,830
Amortization of debt issuance costs and discount for 2026 Notes	428	1,116	1,515
Amortization of debt issuance costs and discount for 2028 Notes	21,453	17,965	10,604
Amortization of debt issuance costs for 2030 Notes	179	—	—
Total amortization of debt issuance costs and discount	22,060	19,081	12,119
Capitalized interest and other	(751)	(591)	1,879
Total interest expense	$51,572	$42,536	$31,828
Because the coupon rates are fixed, interest expense on our debt will not change if market interest rates increase.
Investments
As of December 31, 2025, Porch had a $68.0 million portfolio of fixed income securities and an unrealized gain (loss) of $0.7 million while the Reciprocal had a $180.6 million portfolio of fixed income securities and an unrealized gain (loss) of $0.2 million, as described in Note 5, Investments, of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
Surplus Note
As of December 31, 2025, Porch held approximately $106 million of surplus notes due from the Reciprocal which pay interest of 9.75% plus SOFR. These surplus notes are included in the Reciprocal’s statutory surplus and are eliminated in Porch’s consolidated financial statements for GAAP reporting. A one-percent decrease in SOFR would have resulted in a net decrease in interest income to Porch of $1.1 million on an annualized basis.
Other
As of December 31, 2025, accounts receivable balances were $11.3 million and $9.1 million for Porch and the Reciprocal, respectively, and reinsurance balance due for the Reciprocal was $37.7 million. These are not interest-bearing assets and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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
Foreign Currency Risk
There was no material foreign currency risk for the years ended December 31, 2025, 2024 and 2023. Our activities to date have been conducted in the United States.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Porch Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, statement of stockholders’ equity (deficit), and statements of cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement Schedule I (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2026 expressed an unqualified opinion.
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
Critical Audit Matters
The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.

Bellevue, Washington
February 19, 2026

PORCH GROUP, INC.
Consolidated Balance Sheets
(all numbers in thousands unless otherwise stated, except per share data)

		December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents		$44,676	$167,643
Accounts receivable, net		11,307	19,106
Short-term investments		12,616	24,099
Reinsurance balance due		—	92,303
Prepaid expenses		6,440	8,391
Deferred policy acquisition costs		—	17,542
Restricted cash and cash equivalents		8,503	29,139
Other current assets		4,666	6,904
Total current assets		88,208	365,127
Property, equipment, and software, net		27,607	22,542
Goodwill		191,907	191,907
Long-term investments		55,412	158,652
Intangible assets, net		30,492	68,746
Other assets		6,541	6,994
Assets of Reciprocal:	(1)
Cash and cash equivalents, including restricted		115,932	—
Accounts receivable, net		9,054	—
Short-term investments		7,664	—
Reinsurance balance due		37,653	—
Prepaid expenses and other current assets		3,945	—
Deferred policy acquisition costs		26,707	—
Intangible assets, net		23,319	—
Long-term investments		172,978	—
Other assets		4	—
Total assets		$797,423	$813,968
______________________________________
(1)Porch Reciprocal Exchange (the “Reciprocal”) is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the Notes to Consolidated Financial Statements).

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

		December 31, 2025	December 31, 2024
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable		$4,046	$4,538
Accrued expenses and other current liabilities		38,877	41,245
Deferred revenue		4,552	248,669
Refundable customer deposits		12,535	12,629
Current debt		7,772	150
Losses and loss adjustment expense reserves		—	67,785
Other insurance liabilities, current		—	39,140
Total current liabilities		67,782	414,156
Long-term debt		385,060	403,788
Other liabilities		14,987	39,249
Liabilities of Reciprocal:	(1)
Accounts payable and other current liabilities		13,838	—
Deferred revenue		219,559	—
Losses and loss adjustment expense reserves		49,159	—
Other insurance liabilities, current		23,834	—
Other liabilities		818	—
Total liabilities		775,037	857,193

Commitments and contingencies (Note 19)

Stockholders' equity (deficit)
Common stock, $0.0001 par value per share		11	10
Authorized shares – 400 million and 400 million, at December 31, 2025, and December 31, 2024, respectively
Issued and outstanding shares – 124.1 million and 119.8 million, at December 31, 2025, and December 31, 2024, respectively	(2)
Additional paid-in capital		622,996	717,066
Accumulated other comprehensive income (loss)		642	(5,446)
Accumulated deficit		(648,268)	(754,855)
Porch stockholders' deficit		(24,619)	(43,225)
Noncontrolling interest related to the Reciprocal		47,005	—
Total stockholders' equity (deficit)		22,386	(43,225)

Total liabilities and stockholders' equity (deficit)		$797,423	$813,968
______________________________________
(1)The Reciprocal is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the Notes to Consolidated Financial Statements).
(2)Includes 18.3 million shares of common stock held by Homeowners of America Insurance Company (“HOA”) as of December 31, 2024, and held by the Reciprocal as of December 31, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss
(all numbers in thousands unless otherwise stated, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$482,414	$437,848	$430,302
Cost of revenue	142,424	235,920	229,407
Gross profit	339,990	201,928	200,895
Operating expenses:
Selling and marketing	139,578	122,873	144,303
Product and technology	53,317	48,138	51,457
General and administrative	105,200	95,249	101,077
Provision for doubtful accounts	5,325	239	37,180
Impairment loss on intangible assets and goodwill	—	—	57,232
Operating income (loss)	36,570	(64,571)	(190,354)
Other income (expense):
Interest expense	(51,572)	(42,536)	(31,828)
Change in fair value of earnout liability	—	—	44
Change in fair value of private warrant liability	(4,013)	691	(444)
Change in fair value of derivatives	19,635	5,869	(4,261)
Gain on extinguishment of debt	395	27,436	81,354
Investment income and realized gains and losses, net of investment expenses	11,671	13,697	8,285
Other income, net	14,049	28,702	3,893
Total other income (expense)	(9,835)	33,859	57,043
Income (loss) before income taxes	26,735	(30,712)	(133,311)
Income tax expense	(11,417)	(2,117)	(622)
Net income (loss)	15,318	(32,829)	(133,933)
Less: Net income attributable to the Reciprocal	18,679	—
Net loss attributable to Porch	$(3,361)	$(32,829)	$(133,933)

Earnings Per Share - Basic & Diluted
Net loss attributable to Porch per share - basic and diluted	$(0.03)	$(0.33)	$(1.39)
Weighted average shares outstanding used to compute net loss attributable to Porch per share - basic and diluted	103,688	99,585	96,057

Comprehensive Income
Net income (loss)	$15,318	$(32,829)	$(133,933)
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	6,266	(1,586)	2,311
Comprehensive income (loss)	21,584	(34,415)	(131,622)
Less: Comprehensive income attributable to the Reciprocal	24,359	—	—
Comprehensive loss attributable to Porch	$(2,775)	$(34,415)	$(131,622)
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(all numbers in thousands unless otherwise stated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances as of December 31, 2022	98,206	$10	$670,537	$(6,171)	$(585,023)	$79,353	$—	$79,353
Net loss	—	—	—		(133,933)	(133,933)	—	(133,933)
Other comprehensive loss, net of tax	—	—	—	2,311	—	2,311	—	2,311
Stock-based compensation	3,122	—	20,709	—	—	20,709	—	20,709
Exercise of stock options	20	—	26	—	—	26	—	26
Income tax withholdings	(841)	—	(1,240)	—	—	(1,240)	—	(1,240)
Repurchase of common stock	(1,396)	—	—	—	(3,100)	(3,100)	—	(3,100)
Cancellations of common stock	(2,050)	—	—	—	—	—	—	—
Proceeds from sale of common stock	—	—	191	—	—	191	—	191
Balances as of December 31, 2023	97,061	$10	$690,223	$(3,860)	$(722,056)	$(35,683)	$—	$(35,683)
Net loss	—	—	—	—	(32,829)	(32,829)	—	(32,829)
Other comprehensive loss, net of tax	—	—	—	(1,586)	—	(1,586)	—	(1,586)
Stock-based compensation	4,548	—	27,181	—	—	27,181	—	27,181
Exercise of stock options	365	—	1,137	—	—	1,137	—	1,137
Income tax withholdings	(516)	—	(1,475)	—	—	(1,475)	—	(1,475)
Other	—	—	—	—	30	30	—	30
Balances as of December 31, 2024	101,458	$10	$717,066	$(5,446)	$(754,855)	$(43,225)	$—	$(43,225)
Net income (loss)	—	—	—	—	(3,361)	(3,361)	18,679	15,318
Other comprehensive income, net of tax	—	—	—	586	—	586	5,680	6,266
Issuance of convertible debt	—	—	13,400	—	—	13,400	—	13,400
Stock-based compensation	3,947	1	28,952	—	—	28,953	—	28,953
Formation of Reciprocal	—	—	(138,096)	5,502	109,948	(22,646)	22,646	—
Exercise of stock options	336	—	1,521	—	—	1,521	—	1,521
Exercise of warrants	505	—	4,577	—		4,577	—	4,577
Income tax withholdings	(437)	—	(4,424)	—	—	(4,424)	—	(4,424)
Balances as of December 31, 2025	105,809	$11	$622,996	$642	$(648,268)	$(24,619)	$47,005	$22,386
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC.
Consolidated Statements of Cash Flows
(all numbers in thousands unless otherwise stated)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$15,318	$(32,829)	$(133,933)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	24,468	25,522	24,415
Provision for doubtful accounts	5,325	239	37,180
Impairment loss on intangible assets and goodwill	—	—	57,232
Gain on extinguishment of debt	(395)	(27,436)	(81,354)
Loss on divestiture of business	—	5,331	—
Change in fair value of private warrant liability	4,013	(691)	444
Change in fair value of contingent consideration	(44)	(3,442)	(5,664)
Change in fair value of derivatives	(19,635)	(5,869)	4,217
Stock-based compensation	28,952	27,181	20,709
Non-cash interest expense	29,245	27,294	20,756
Gain on settlement of contingent consideration	—	(14,930)	—
Other operating activities	(2,596)	(4,054)	1,057
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(5,491)	(155)	1,030
Reinsurance balance due	53,562	(7,397)	179,436
Deferred policy acquisition costs	(9,165)	9,632	(18,458)
Accounts payable	(162)	(4,223)	2,491
Accrued expenses and other current liabilities	4,066	(10,663)	(1,386)
Losses and loss adjustment expense reserves	(18,625)	(27,718)	(5,129)
Other insurance liabilities, current	(15,306)	7,555	(30,125)
Deferred revenue	(24,982)	(437)	(21,583)
Refundable customer deposits	(94)	(5,445)	(13,925)
Other assets and liabilities, net	(2,035)	10,853	(3,481)
Net cash provided by (used in) operating activities	66,419	(31,682)	33,929
Cash flows from investing activities:
Purchases of property and equipment	(454)	(523)	(851)
Capitalized internal use software development costs	(13,907)	(12,272)	(9,245)
Purchases of short-term and long-term investments	(148,339)	(110,925)	(91,015)
Maturities, sales of short-term and long-term investments	89,562	67,789	46,832
Proceeds from sale of business	1,217	10,870	—
Acquisitions, net of cash acquired	—	—	(1,974)
Net cash used in investing activities	(71,921)	(45,061)	(56,253)
Cash flows from financing activities:
Proceeds from advance funding	—	—	319
Repayments of advance funding	—	—	(4,133)
Proceeds from issuance of debt	51,000	—	116,667
Repayments of principal	(68,164)	(23,368)	(10,150)
Cash paid for debt issuance costs	(2,206)	—	(4,694)
Repurchase of stock	—	—	(5,608)
Other financing activities	(2,799)	(339)	(1,450)
Net cash used in financing activities	(22,169)	(23,707)	90,951
Net change in cash, cash equivalents, and restricted cash and cash equivalents	(27,671)	(100,450)	68,627
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	196,782	297,232	228,605
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$169,111	$196,782	$297,232

PORCH GROUP, INC.
Consolidated Statements of Cash Flows - Continued
(all numbers in thousands unless otherwise stated)

		Year Ended December 31,
		2025	2024	2023
Supplemental schedule of non-cash investing and financing activities
Non-cash reduction in advance funding arrangement obligations		$—	$94	$11,763
Non-cash reduction of convertible notes, net		14,958	—	—
Non-cash additions of internally developed software		434	—	—
Non-cash warrant exercises		4,473	—	—
Supplemental disclosures
Cash paid for interest		$29,006	$23,763	$12,212
Income taxes paid (refunded)	(1)	562	621	(2,287)
______________________________________
(1)See Note 12 for detail by jurisdiction for the year ended December 31, 2025.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PORCH GROUP, INC
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company—one designed to stand out in a massive and growing market of more than $100 billion. Our strategy is built on three differentiators that set us apart.
1.Advantaged Underwriting Through Proprietary Data
Leveraging unique property insights, we can assess risk with greater precision, enabling competitive pricing for low-risk customers and avoiding high-risk customers, while delivering superior underwriting performance.
2.Best Services for Homebuyers
We are committed to being the go-to partner during one of life’s most significant transitions—buying a home—by offering services that simplify moving and home setup.
3.More Protection
We combine homeowners insurance with home warranty, filling coverage gaps and reducing unexpected costs for consumers.
Beyond insurance, Porch is a leader in the home software-as-a-service (“SaaS”) space, serving approximately 24 thousand companies across industries essential to the home-buying process—home inspectors, title companies, mortgage providers, and more. Our deep relationships and proprietary data give us unique visibility into approximately 90% of U.S. homes, enabling superior risk assessment and competitive pricing.
Our mission is to be the best homeowners insurance partner for homebuyers, offering more than just coverage. Through the Porch app, we provide a full moving concierge service, helping customers with moving logistics and essential home services like security, TV/Internet setup, and more.
Finally, we deliver greater home protection by pairing homeowners insurance with full home warranty, additional coverages, and appliance recall monitoring. This approach fills coverage gaps, reduces unexpected costs, and strengthens our value proposition—creating deeper, lasting relationships with our customers.
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
Basis of Presentation
The consolidated financial statements and accompanying notes include the accounts of Porch Group, Inc. and its subsidiaries as well as the Reciprocal, a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The Reciprocal is managed, but not owned by, Porch and is consolidated at this time as a VIE for reporting purposes. These consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these Notes to Consolidated Financial Statements are in thousands.
In 2025, we elected to begin presenting a subtotal for gross profit on the Consolidated Statements of Operations and Comprehensive Loss. Accordingly, we reclassified into cost of revenue certain amortization expense related to software and acquired intangible assets that are directly related to revenue generation. The related amortization expense was presented in “product and technology” and “general and administrative” in our historical financial statements. Prior period amounts have been reclassified to conform to the current year’s presentation.

PORCH GROUP, INC
Notes to Consolidated Financial Statements

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
The Reciprocal has exposure and remains liable in the event of insolvency of its reinsurers. The Reciprocal and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. As of December 31, 2025, three reinsurers represented more than 10% individually, and 53% in the aggregate, of the total reinsurance balance due line item on the Consolidated Balance Sheets. As of December 31, 2024, two reinsurers represented more than 10% individually, and 59% in the aggregate, of our total reinsurance balance due. There are currently no material receivables on the Consolidated Balance Sheets related to the Reciprocal’s excess of loss catastrophe program. See Note 16, Reinsurance for the Reciprocal, for more information.
Approximately 56%, 56% and 52% of consolidated revenue for years ended December 31, 2025, 2024 and 2023, respectively, was derived from customers in Texas and could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of our total consolidated revenue for the years ended 2025, 2024 or 2023. As of December 31, 2025 and 2024, no individual customer accounted for 10% or more of our total accounts receivable, net, on the Consolidated Balance Sheets.
As of December 31, 2025, we held approximately $160.4 million of cash with five U.S. commercial banks. As of December 31, 2024, we held approximately $186.8 million of cash with five U.S. commercial bank.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We maintain cash balances that exceed the insured limits by the Federal Deposit Insurance Corporation.
The reconciliation of cash, cash equivalents, and restricted cash to amounts presented in the Consolidated Statements of Cash Flows are as follows:

		December 31, 2025	December 31, 2024
Cash and cash equivalents of Porch	(1)	$44,676	$167,643
Restricted cash and cash equivalents of Porch		8,503	29,139
Cash and cash equivalents of the Reciprocal		115,373	—
Restricted cash and cash equivalents of the Reciprocal		559	—
Total cash, cash equivalents, and restricted cash and cash equivalents		$169,111	$196,782
______________________________________
(1)Balance as of December 31, 2024, includes $111.1 million cash and cash equivalents at HOA.

PORCH GROUP, INC
Notes to Consolidated Financial Statements

The following table provides the components of restricted cash and cash equivalents on the Consolidated Balance Sheets:

		December 31, 2025	December 31, 2024
Held as collateral by captive reinsurer for benefit of the Reciprocal	(1)	$7	$20,608
Pledged to state departments of insurance	(2)	—	895
Held for payment of possible warranty claims	(3)	7,496	6,636
Other		1,000	1,000
Restricted cash and cash equivalents		$8,503	$29,139
Restricted cash and cash equivalents of the Reciprocal:
Pledged to state departments of insurance	(2)	$559	$—
Restricted cash and cash equivalents		$9,062	$29,139
______________________________________
(1)Held by our captive reinsurance business as collateral for the benefit the Reciprocal.
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.
(3)Required under regulatory guidelines in 26 states and 23 states as of December 31, 2025 and December 31, 2024, respectively.
Investments
Our investments, both for Porch and the Reciprocal, are primarily comprised of short-term certificates of deposit, U.S. Treasury, corporate and municipal bonds, and mortgage-backed securities and are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Investments are classified as current or non-current based upon the remaining maturity of the investment. Amortization of premium and accretion of discount are computed using the effective interest method. The accretion or amortization of discounts and premiums on mortgage-backed securities takes into consideration actual and future estimated principal prepayments. We utilize estimated prepayment speed information obtained from published sources. The effects of the yield of a security from changes in principal prepayments are recognized prospectively. The degree to which a security is susceptible to yield adjustments is influenced by the difference between its carrying value and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment, and the repayment priority for structured securities.
We evaluate whether declines in the fair value of investments have resulted from an expected credit loss. See Note 5, Investments, for additional information about management’s evaluation.
Realized gains and losses on sales of investments are determined using the specific-identification method.
Accounts Receivable and Long-term Insurance Commissions Receivable
Accounts receivable for Porch consist principally of amounts due from businesses, while accounts receivable for the Reciprocal consist of amounts due from individual policyholders. We estimate allowances for credit losses based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for credit losses. The allowance for credit losses, which relates entirely to Porch, was $2.7 million and $1.7 million as of December 31, 2025, and 2024, respectively. The Reciprocal had no allowance as of either date.
Long-term insurance commissions receivable balance, which relates entirely to Porch, consists of the estimated commissions from policy renewals expected to be collected. We record the amount of renewal insurance commissions expected to be collected in the next twelve months as current accounts receivable.
Deferred Policy Acquisition Costs
We capitalize deferred policy acquisitions costs (“DACs”), which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Reciprocal of new or renewal insurance contracts. DACs are amortized on a straight-line basis over the terms of the policies to which they

PORCH GROUP, INC
Notes to Consolidated Financial Statements

relate, which is generally one year. DACs are also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DACs are periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DACs. Amortized DACs included in selling and marketing expense, amounted to $38.2 million, $39.0 million, and $49.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Property, Equipment, and Software
Property, equipment, and software are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful Lives
Software and computer equipment	3 years
Furniture, office equipment and other	3 – 5 years
Internally developed software	2 – 4 years
Leasehold improvements	Shorter of 8 years or remaining lease term
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements

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
Losses and Loss Adjustment Expenses Reserves
The liability for losses and loss adjustment expenses (“LAE”) is an estimate of the amounts required to cover known incurred losses and LAE and is developed through the review and assessment of loss reports, along with the analysis of known claims. These reserves include the Reciprocal’s estimate of the amounts for losses incurred but not reported (“IBNR”). IBNR is reviewed regularly using a variety of actuarial techniques. The Reciprocal updates the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Although the Reciprocal believes that the balance of these reserves is adequate, such liabilities are necessarily dependent on estimates, the ultimate expense may be more or less than the amounts presented. The approach and methods for developing these estimates and for recording the resulting liability are continually reviewed. Any adjustments to this reserve are recognized in the Consolidated Statements of Operations and Comprehensive Loss. Losses and LAE, less related reinsurance is charged to expense as incurred.
Reinsurance
In the normal course of business, the Reciprocal monitors return and risk and seeks to reduce the overall exposure to losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Reciprocal has entered proportional and non-proportional reinsurance treaties, under which the Reciprocal has ceded some, but not all, of the liabilities to third-party reinsurers including, but not limited to, catastrophe exposure. The amount and type of reinsurance employed is based on the Reciprocal’s analysis of capital as well as its estimates of probable maximum loss and evaluation of the conditions within the reinsurance market.
The Reciprocal remains liable to our policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize our exposure to significant losses from reinsurer insolvencies, the Reciprocal evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.
Additionally, the insurance contracts are subject to contingent commission adjustments and loss participation features which align our interests with those of our reinsurers.

PORCH GROUP, INC
Notes to Consolidated Financial Statements

Ceded premium written is recorded in accordance with the applicable terms of the reinsurance contracts and ceded premium earned is charged against revenue over the period of the reinsurance contracts. Ceded losses incurred reduce net loss and LAE incurred over the applicable periods of the reinsurance contracts with third-party reinsurers.
Accrued Expenses and Other Current Liabilities
The following table details the components of accrued expenses and other current liabilities in the Consolidated Balance Sheets.

		December 31, 2025	December 31, 2024
Accrued expenses		$15,115	$15,298
Payroll liabilities		8,858	9,419
Interest payable		7,183	6,016
Sales taxes payable		4,472	4,370
Other current liabilities		3,249	6,142
Accrued expenses and other current liabilities at Porch	(1)	$38,877	$41,245
______________________________________
(1)Balance as of December 31, 2024, includes $4.3 million accrued expenses and other current liabilities at HOA.
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, in the Consolidated Balance Sheets. Other insurance liabilities were held by the Reciprocal as of December 31, 2025.

	December 31,
	2025	2024
Ceded reinsurance premiums payable	$4,191	$17,141
Commissions payable, reinsurers and agents	11,655	7,264
Advance premiums	5,961	8,865
Funds held under reinsurance treaty	1,335	5,284
General and accrued expenses payable	692	586
Other insurance liabilities, current	$23,834	$39,140
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements

Revenue Recognition
General
In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”) we identify performance obligations in our contracts with customers (other than insurance policies and warranties), which primarily include providing insurance management services, delivery of homeowner leads, performance of home project and moving services, and providing access to our software platforms and services. The transaction price is determined based on the amount to which we expect to be entitled in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when or as performance obligations are satisfied.
Contract payment terms vary from due-upon-receipt to net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If collectability of substantially all consideration to which we are entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.
Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.
Insurance Services
Management Fees
Insurance services revenue is primarily generated from the collection of management fees charged to the Reciprocal. The Insurance Services segment manages and operates the Reciprocal for its subscribers, providing critical services such as underwriting, policy renewal, risk and portfolio management, financial oversight, and investment guideline setting.
In exchange for these services, the Insurance Services segment receives ongoing commissions calculated as a contractually defined percentage of the Reciprocal’s written premium. These fees represent consideration for services that are provided continuously through the policy period. Revenue is recognized over time, as premiums are written and related services are performed.
Policy Fees
Policy fees are earned on policies written by the Reciprocal. Premium is traditionally paid in full by the policyholder at the inception of the policy, and we recognize the related policy fees when the policy is written. Policy fees are determined based either on a percentage of written premium or a fixed amount per policy, depending on the state the policy was issued.
Reinsurance Premiums
The Insurance Services segment includes our captive reinsurer which provides reinsurance to the Reciprocal. In accordance with ASC Topic 944, Financial Services - Insurance, (“ASC 944”) revenue from assumed reinsurance premiums is recognized over the period in which insurance risk is assumed by the captive reinsurer. Premiums received from the Reciprocal are earned on a pro-rata basis over the underlying policy term.
Lead Fees
We sell leads for potential homeowner and auto insurance policies to third-party insurance agencies. The transaction price for these arrangements is the estimated lifetime value (“LTV”) of the commissions to be paid by the agency for the policies sold. The LTV represents fixed first-year commission upon sale of the policy as well as the estimated variable future renewal commissions expected. We constrain the transaction price based on our best estimate of the amount which will not result in a significant reversal of revenue in a future period. After a policy is sold, we have no additional or ongoing contractual obligation to the policyholder, agency, or insurance carrier.
We estimate LTV each period by evaluating various factors, including commission rates and estimated average duration based on insurance carrier and market data related to policy renewals for similar insurance policies. Management reviews and monitors changes in the data used to estimate LTV as well as the cash received for each policy type compared to original estimates. If we identify changes that we believe are indicative of an increase or decrease to prior period LTVs, we will update estimates of variable consideration. There were no changes to the estimated variable consideration for the periods presented.

PORCH GROUP, INC
Notes to Consolidated Financial Statements

Software and Data
Software revenue is primarily generated from software services provided to home inspectors, roofing companies, title insurance companies, mortgage companies, and other home services companies. We do not provide the customer with the right to take possession of any part of the software supporting the cloud-based application services. Our typical contracts are monthly or annual contracts in which pricing is based on a specified volume of activity. We also provide certain data analytics, transaction monitoring and marketing services. Fees earned for providing access to the software and services are non-refundable, and there is no right of return. Revenue is recognized based on the amount to which we are entitled for providing access to the software and services during the contract term.
Consumer Services
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
We also offer products that customers may purchase to extend the manufacturer’s covered warranties for a term of up to twenty-five years. Revenue for these policies is recognized in accordance with ASC Topic 460, Guarantees, (“ASC 460”) over the term of the agreement in proportion to our relief from risk we expect to incur in satisfying the contract obligations.
Move-Related Revenue
Move-related revenue is generated when we connect service providers directly to homeowners and includes fees earned from providing primarily moving services directly to the homeowner. We generally invoice for move-related services on a fixed-fee or time-and-materials basis as contractually agreed upon with the end customer. Revenue is generally recognized as services are performed, which is typically on the same day or over a few days. Fees earned for providing move-related services are non-refundable, and there is generally no right of return.
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
Post-move revenue also includes fees earned from providing a variety of services directly to the homeowner, mainly handyman services. We generally invoice for service projects on a fixed fee or time and materials basis as contractually agreed upon with the end customer (i.e., the transaction price). Revenue is recognized as services are performed based on an output measure of progress, which is generally over a short duration. Fees earned for providing service projects are non-refundable, and there is generally no right of return.
Reciprocal Revenue
The Reciprocal is authorized to write various forms of homeowners insurance. Insurance-related revenues are recognized in accordance with ASC 944 and primarily relate to premiums, policy fees, ceding commissions and reinsurance profit share.

PORCH GROUP, INC
Notes to Consolidated Financial Statements

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
Cost of Revenue
Cost of revenue primarily consists of insurance losses and loss adjustment expenses, claims personnel costs, warranty claims, third-party providers for executing moving labor and handyman services when we are managing the job, data costs related to marketing campaigns, certain call center costs, credit card processing, and merchant fees. Also included are payroll, employee benefits, stock compensation expense, and amortization related to intangible assets.
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
Advertising
Advertising costs are expensed as incurred. During the years ended December 31, 2025, 2024, and 2023, we incurred $19.3 million, $13.9 million, and $13.5 million in advertising costs, respectively. Advertising costs are included in selling and marketing expenses in our Consolidated Statements of Operations and Comprehensive Loss.
Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method specified by ASC 740, deferred tax assets and liabilities are recognized for the future consequences of differences between the carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Stock-Based Compensation
We have issued stock-based compensation to employees in the form of stock options, restricted stock units, and restricted stock awards. The awards are accounted for by expensing the grant-date fair value of the related award over the requisite service period, which is generally the vesting period. Forfeitures are accounted for when they occur.
We have also issued awards which contain performance and/or market conditions. For awards with performance conditions, we recognize compensation expense only if the specified performance condition is probable of achievement. We update our assessment of probability at each reporting period. All compensation expense for performance awards with only market conditions is recognized if the requisite service period is fulfilled, even if the market condition is not satisfied.
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
Leases
We determine if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC Topic 842, Leases, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. We also consider whether its service arrangements include the right to control the use of an asset.
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements

Accounting Standards Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires that public entities disclose, on an annual and interim basis, disaggregated information about specific expense categories (including employee compensation, depreciation, and amortization) presented on the face of the income statement. The guidance will first be effective in annual disclosures for the year ending December 31, 2027. Early adoption is permitted. We are in the process of assessing the impact of ASU 2024-03 on our disclosures.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which introduces targeted refinements to hedge accounting guidance under ASC Topic 815 to better align financial reporting with the economics of risk management activities. The guidance will first be effective in our first quarter of 2027 and should be applied prospectively. Early adoption is permitted. We do not expect ASU 2025-09 to have a material impact on our consolidated financial statements or related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which aims to clarify and improve the navigability of interim reporting guidance under ASC Topic 270 without changing the fundamental nature or extent of interim disclosure requirements. The guidance will first be effective in our first quarter of 2028 and can be applied prospectively or retrospectively. Early adoption is permitted. We are in the process of assessing the impact of ASU 2025-11 on our consolidated financial statements and related disclosures.

PORCH GROUP, INC
Notes to Consolidated Financial Statements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to make technical corrections, clarifications, and minor improvements across multiple areas of U.S. GAAP. The guidance will first be effective in our first quarter of 2027 and prospective or retrospective application will depend on the specific item being addressed. Early adoption is permitted. We are in the process of assessing the impact of ASU 2025-12 on our consolidated financial statements and related disclosures.
Accounting Standards Recently Adopted
On January 1, 2024, we adopted ASU No. 2023-07, Segment Reporting--Improvements to Reportable Segment Disclosures, which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. We adopted ASU 2023-07 using a retrospective method. See Note 2, Segment Information, for more details.
On January 1, 2025, we adopted ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. We adopted ASU 2023-09 using a prospective method. See Note 12, Income Taxes, for more detail.

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
The changes in reporting were driven by how the CODM views our target customer (e.g. primarily total premium in Insurance Services, primarily businesses in Software & Data, and primarily direct consumers in Consumer Services) and by the shift to a reciprocal exchange model where we are the manager of the Reciprocal rather than the owner of a carrier. In connection with the formation of the Reciprocal in January 2025, we sold our legacy homeowners insurance carrier, Homeowners of America (“HOA”), to the Reciprocal, shifting all premium and policyholders to the member-owned entity. Effective January 1, 2025, the Reciprocal pays all claim costs, all reinsurance costs, and all agency commissions in addition to management fees to Porch. The Reciprocal is a VIE and represents a noncontrolling interest as discussed in Note 3, Variable Interest Entity.
Our Insurance Services segment manages and operates the Reciprocal, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines in exchange for commissions and fees. The Insurance Services segment also holds the surplus notes issued by the Reciprocal and includes our captive reinsurer which provides reinsurance support to improve capital efficiency for the Reciprocal.
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements

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

		Year Ended December 31, 2025
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	$266,726	$92,935	$68,374	$—	$200,463	$(146,084)	$482,414
Cost of revenue		39,144	25,715	10,128	—	71,416	(3,979)	142,424
Gross Profit		227,582	67,220	58,246	—	129,047	(142,105)	339,990

Significant expenses:
Selling and marketing		123,831	37,015	41,936	1,578	20,876	(85,658)	139,578
Product and technology		10,354	18,545	4,582	16,849	2,987	—	53,317
General and administrative		19,936	8,741	9,698	54,442	68,830	(56,447)	105,200
Provision for doubtful accounts		200	1,380	2,543	—	1,202	—	5,325
Other segment items:
Depreciation and amortization	(2)	(367)	(14,592)	(3,422)
Stock-based compensation expense	(2)	(4,443)	(2,406)	(1,735)
Interest income on intercompany surplus notes		(14,987)	—	—
Change in fair value of contingent consideration		—	—	44
Restructuring and other costs		(279)	(276)	(156)
Other gains and losses	(3)	(6,356)	—	—
Acquisition and other transaction costs		(45)	(89)	(36)
Adjusted EBITDA (Loss)		$99,738	$18,902	$4,792

Other income (expense):
Interest expense						(96)		(51,572)
Change in fair value of private warrant liability						—		(4,013)
Change in fair value of derivatives						—		19,635
Gain on extinguishment of debt						—		395
Investment income and realized gains and losses, net of investment expenses						9,661		11,671
Other income						—		14,049
Interest expense on intercompany surplus notes						(14,987)		—
Income tax expense						(11,051)		(11,417)
Net income						$18,679		15,318
Net income attributable to the Reciprocal								18,679
Net loss attributable to Porch								$(3,361)
______________________________________
(1)Revenue includes intersegment revenues of $239.6 million in Insurance Services (which includes fees, commissions, and reinsurance premiums paid by the Reciprocal to Insurance Services), $9.1 million in Software & Data, and $(77.5) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily include investment income and some recoveries of reinsurance losses.

		Year Ended December 31, 2024
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	$157,073	$89,167	$69,137	$—	$182,090	$(59,619)	$437,848
Cost of revenue		77,063	23,748	14,755	—	134,850	(14,496)	235,920
Gross Profit		80,010	65,419	54,382	—	47,240	(45,123)	201,928

Significant expenses:
Selling and marketing		52,571	40,147	33,896	2,109	38,214	(44,064)	122,873
Product and technology		221	16,662	4,265	20,504	7,545	(1,059)	48,138
General and administrative		6,827	13,111	8,541	56,964	9,806	—	95,249
Provision for doubtful accounts		—	1,189	520	—	(1,470)	—	239
Other segment items:
Depreciation and amortization	(2)	(3,943)	(15,498)	(3,803)
Stock-based compensation expense	(2)	(1,199)	(4,272)	(1,993)
Change in fair value of contingent consideration		—	(909)	4,350
Restructuring and other costs		(104)	(765)	(305)
Acquisition and other transaction costs		—	(20)	—
Other gains and losses	(3)	(6,175)	—	112
Adjusted EBITDA (Loss)		$31,812	$15,774	$8,799

Other income (expense):
Interest expense						(7,394)		(42,536)
Change in fair value of private warrant liability						—		691
Change in fair value of derivatives						—		5,869
Gain on extinguishment of debt						—		27,436
Investment income and realized gains and losses, net of investment expenses						11,237		13,697
Other income						—		28,702
Income tax expense						—		(2,117)
Net loss						$(3,012)		$(32,829)
______________________________________
(1)Revenue includes intersegment revenues of $141.3 million in Insurance Services (which includes fees, commissions, and reinsurance premiums paid by the Reciprocal to Insurance Services), $2.1 million in Software & Data, and $(83.8) million revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily include investment income and some recoveries of reinsurance losses.

		Year Ended December 31, 2023
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	$125,779	$84,948	$77,531	$—	$155,752	$(13,708)	$430,302
Cost of revenue		51,358	23,195	21,122	—	146,640	(12,908)	229,407
Gross Profit		74,421	61,753	56,409	—	9,112	(800)	200,895

Significant expenses:
Selling and marketing		19,206	38,222	39,103	3,419	45,144	(791)	144,303
Product and technology		2,230	18,478	4,058	21,775	4,925	(9)	51,457
General and administrative		12,307	13,181	12,143	54,293	9,153	—	101,077
Provision for doubtful accounts		—	911	348	—	35,921	—	37,180
Impairment loss on intangible assets and goodwill		—	2,021	—	55,211	—	—	57,232
Other segment items:
Depreciation and amortization	(2)	(4,098)	(15,037)	(3,470)
Stock-based compensation expense	(2)	(1,628)	(4,481)	(1,827)
Change in fair value of contingent consideration		—	1,505	4,089
Impairment loss on intangible assets and goodwill		—	(2,021)	—
Restructuring and other costs		(308)	(185)	(248)
Acquisition and other transaction costs		—	(3)	—
Other gains and losses	(3)	(876)	(216)	—
Adjusted EBITDA (Loss)		$47,588	$9,378	$2,213

Other income (expense):
Interest expense						(2,227)		(31,828)
Change in fair value of earnout liability						—		44
Change in fair value of private warrant liability						—		(444)
Change in fair value of derivatives						—		(4,261)
Gain on extinguishment of debt						—		81,354
Investment income and realized gains and losses, net of investment expenses						7,383		8,285
Other income (expense)						—		3,893
Income tax expense						—		(622)
Net loss						$(80,875)		$(133,933)
______________________________________
(1)Revenue includes intersegment revenues of $98.7 million in Insurance Services (which includes fees, commissions, and reinsurance premiums paid by the Reciprocal to Insurance Services), $0.8 million in Software & Data, and $(85.8) million revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily include investment income and some recoveries of reinsurance losses.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

	Year Ended December 31,
	2025	2024	2023
Segment Profitability Measures:
Insurance Services Adjusted EBITDA (Loss)	$99,738	$31,812	$47,588
Software & Data Adjusted EBITDA (Loss)	18,902	15,774	9,378
Consumer Services Adjusted EBITDA (Loss)	4,792	8,799	2,213
Reciprocal Segment Net Income (loss)	18,679	(3,012)	(80,875)
Subtotal	142,111	53,373	(21,696)
Reconciling items:
Corporate expenses	$(46,828)	$(52,295)	$(61,141)
Interest expense	(51,476)	(42,647)	(31,463)
Income tax expense	(366)	(2,117)	(622)
Depreciation and amortization	(20,617)	(25,499)	(24,361)
Gain on extinguishment of debt	395	27,436	81,354
Other income, net	7,483	30,713	5,755
Impairment loss on intangible assets and goodwill	—	—	(57,232)
Stock-based compensation expense	(28,952)	(27,181)	(20,709)
Mark-to-market gains	15,666	10,002	1,003
Restructuring and other costs	(1,761)	(4,185)	(4,015)
Acquisition and other transaction costs	(337)	(429)	(806)
Net income (loss)	$15,318	$(32,829)	$(133,933)
The CODM does not review assets on a segment basis. As of December 31, 2025, and 2024, goodwill for the Software & Data segment was $157.4 million and was $34.5 million for the Consumer Services segment (see Note 8, Intangible Assets and Goodwill for additional information).
All of our revenue is generated in the United States, except for an immaterial amount. As of December 31, 2025, and 2024, we did not have material assets located outside of the United States.

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
In January 2025, we completed the formation of the Reciprocal, a Texas-domiciled reciprocal insurance exchange. In connection with the formation, we completed the sale of our legacy homeowners insurance carrier, HOA, to the Reciprocal. The purchase price was equal to HOA’s estimated surplus at December 31, 2024, of approximately $105 million, less $58 million, which consists of $49 million principal plus $9 million of unpaid interest under a surplus note issued by HOA to Porch in 2023. The completion of the sale brought the total surplus notes held by Porch to approximately $106 million. Following the sale, HOA became a wholly owned subsidiary of the Reciprocal. The $9 million of interest was paid in April 2025.
We formed a management company that acts as attorney-in-fact for the Reciprocal. The Reciprocal owns HOA and writes homeowners insurance policies that are sold to its subscribers. The establishment of the management company was completed in connection with the formation of the Reciprocal in January 2025.

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
The assets of the Reciprocal can be used only to settle the obligations of the Reciprocal for which creditors and other beneficial owners have no recourse to Porch. We have no obligations related to any underwriting and/or investment losses experienced by the Reciprocal. As of December 31, 2025, there were $106 million of surplus notes outstanding. The effects of the transactions between Porch and the Reciprocal are eliminated in consolidation to derive consolidated net income (loss). However, the management fee income earned is reported in net loss attributable to Porch and is included in basic and diluted earnings per share.

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

		Year Ended December 31,
		2025	2024	2023
Transactional		$33,743	$31,892	$40,350
Recurring	(1)	394,292	283,484	247,908
Intercompany revenue		(9,144)	(2,101)	(791)
		418,891	313,275	287,467
Insurance carrier		200,463	182,090	155,752
Intercompany revenue		(136,940)	(57,517)	(12,917)
Total revenue	(2)	$482,414	$437,848	$430,302
______________________________________
(1)Revenue recognized during the years ended December 31, 2025, 2024, and 2023 includes revenue that is accounted for in accordance with ASC 460 separately from revenue from contracts with customers. Revenue accounted for under ASC 460 was $34.2 million, $36.5 million, and $36.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Revenue recognized during the years ended December 31, 2025, 2024, and 2023, includes revenue that is accounted for in accordance with ASC 944 separately from the revenue from contracts with customers. Revenue accounted for under ASC 944 was $303.1 million, $259.7 million, and $234.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Disclosures Related to Contracts with Customers
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as deferred revenue. To the extent that a contract does not exist, as defined by ASC 606, these liabilities are classified as refundable customer deposits. Refundable customer deposits related to contracts with customers were not material at December 31, 2025 and 2024.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Insurance Commissions Receivable
A summary of the activity impacting insurance commissions receivable is presented below:

Balance as of January 1, 2023	$15,521
Estimated lifetime value of commissions on insurance policies sold by carriers	6,583
Cash receipts	(4,711)
Balance at December 31, 2023	17,393
Estimated lifetime value of commissions on insurance policies sold by carriers	1,506
Cash receipts	(491)
Value of commissions sold with business disposition (Note 14)	(16,982)
Balance at December 31, 2024	1,426
Estimated lifetime value of commissions on insurance policies sold by carriers	2,208
Cash receipts	(517)
Balance at December 31, 2025	$3,117
As of December 31, 2025 and 2024, $0.6 million and $0.2 million, respectively, of insurance commissions receivable were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the Consolidated Balance Sheets. The remaining $2.5 million and $1.2 million as of December 31, 2025 and 2024, respectively, of insurance commissions receivable are expected to be collected after the immediately following 12 months and were included in long-term insurance commissions receivable on the Consolidated Balance Sheets.
Deferred Revenue
A summary of the activity impacting Software & Data segment deferred revenue balances is presented below:

Software & Data Segment Deferred Revenue
Balance as of January 1, 2023	$3,874
Additional amounts deferred	16,142
Revenue recognized	(16,301)
Balance at December 31, 2023	3,715
Additional amounts deferred	19,436
Revenue recognized	(19,716)
Balance at December 31, 2024	3,435
Additional amounts deferred	16,084
Revenue recognized	(16,820)
Balance at December 31, 2025	$2,699
Deferred revenue on our Consolidated Balance Sheets as of December 31, 2025 and 2024, includes $219.6 million and $242.6 million, respectively, of deferred revenue related to the Reciprocal Segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the Consolidated Balance Sheets, is immaterial as of December 31, 2025 and 2024.
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
Warranty Revenue and Related Balance Sheet Disclosures
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. As of December 31, 2025 and 2024, we had $0.2 million and $0.3 million, respectively, of capitalized costs in prepaid expenses and other current assets. As of December 31, 2025 and 2024, we had $0.5 million and $1.0 million, respectively, in other assets on the consolidated balance sheets.
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. The following table provides balances as of the dates shown:

	December 31, 2025	December 31, 2024
Refundable customer deposits	$12,379	$12,598
Deferred revenue	$1,853	$2,751
Non-current deferred revenue	$2,010	$2,433
____________________________________
(1)Non-current deferred revenue is included in other liabilities in the Consolidated Balance Sheets.
We incurred $3.9 million and $7.1 million in expenses related to warranty claims for the years ended December 31, 2025 and 2024, respectively.

Note 5. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Year Ended December 31,
	2025	2024	2023
Investment income, net of investment expenses	$11,735	$13,516	$8,428
Realized gains on investments	488	417	113
Realized losses on investments	(552)	(236)	(256)
Investment income and realized gains and losses, net of investment expenses	$11,671	$13,697	$8,285
Investments Held by Porch
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

		December 31, 2025
		Amortized Cost	Gross Unrealized		Fair Value
			Gains	Losses
U.S. Treasuries		$13,330	$43	$(3)	$13,370
Obligations of states, municipalities and political subdivisions		2,039	31	—	2,070
Corporate bonds		31,123	202	(46)	31,279
Residential and commercial mortgage-backed securities		20,812	520	(23)	21,309
Other loan-backed and structured securities		—	—	—	—
Total investment securities	(1)	$67,304	$796	$(72)	$68,028
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
The amortized cost and fair value of securities held by our captive reinsurance business at December 31, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		December 31, 2025
Remaining Time to Maturity		Amortized Cost	Fair Value
Due in one year or less		$11,336	$11,347
Due after one year through five years		26,764	27,000
Due after five years through ten years		7,892	7,874
Due after ten years		500	498
Residential and commercial mortgage-backed securities		20,812	21,309
Other loan-backed and structured securities		—	—
Total	(1)	$67,304	$68,028
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.

Investments Held by the Reciprocal (Consolidated VIE)
The following table summarizes the amortized cost, fair value, and unrealized gains and losses of investment securities held by the Reciprocal.

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$9,695	$40	$(102)	$9,633
Obligations of states, municipalities and political subdivisions	12,688	112	(406)	12,394
Corporate bonds	62,808	1,078	(777)	63,109
Residential and commercial mortgage-backed securities	77,824	1,017	(873)	77,968
Other loan-backed and structured securities	17,396	196	(54)	17,538
Total investment securities held by the consolidated VIE	$180,411	$2,443	$(2,212)	$180,642

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
The amortized cost and fair value of securities held by the Reciprocal at December 31, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$6,223	$6,194
Due after one year through five years	36,932	36,871
Due after five years through ten years	38,075	38,178
Due after ten years	3,959	3,893
Residential and commercial mortgage-backed securities	77,826	77,968
Other loan-backed and structured securities	17,396	17,538
Total	$180,411	$180,642

The following table presents investments pledged to the Department of Insurance in certain states as a condition of the Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.

	December 31,
	2025	2024
Obligations of states, municipalities and political subdivisions	$2,902	$1,996
U.S. Treasury notes	3,063	1,034
Corporate bonds	332	—
	$6,297	$3,030

Pledged obligations of states, municipalities and political subdivisions include $0.1 million in short-term investments and $2.8 million in long-term investments under the Reciprocal section on the accompanying Consolidated Balance Sheets as of December 31, 2025. Pledged U.S. Treasury notes include $3.1 million in long-term investments under the Reciprocal section on the accompanying Consolidated Balance Sheets as of December 31, 2025. Pledged corporate bonds notes include $0.3 million in long-term investments under the Reciprocal section on the accompanying Consolidated Balance Sheets as of December 31, 2025. Pledged obligations of states, municipalities and political subdivisions include $0.3 million in short-term investments and $1.7 million in long-term investments on the accompanying Consolidated Balance Sheets as of December 31, 2024. Pledged U.S. Treasury notes include $0.3 million in short-term investments and $0.7 million in long-term investments on the accompanying Consolidated Balance Sheets as of December 31, 2024.
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Securities held by our captive reinsurance business with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

		Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2025		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries		$(3)	$6,954	$—	$—	$(3)	$6,954
Obligations of states, municipalities and political subdivisions		—	—	—	—	—	—
Corporate bonds		(46)	14,563	—	—	(46)	14,563
Residential and commercial mortgage-backed securities		(23)	3,425	—	—	(23)	3,425
Other loan-backed and structured securities		—	—	—	—	—	—
Total securities	(1)	$(72)	$24,942	$—	$—	$(72)	$24,942
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.
At December 31, 2025, there were 39 securities, held by our captive reinsurance business as collateral for the benefit of the Reciprocal, in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

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

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Securities held by the Reciprocal with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2025	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(102)	$3,011	$—	$—	$(102)	$3,011
Obligations of states, municipalities and political subdivisions	(361)	5,250	(45)	1,127	(406)	6,377
Corporate bonds	(681)	13,179	(96)	1,300	(777)	14,479
Residential and commercial mortgage-backed securities	(661)	15,453	(212)	1,346	(873)	16,799
Other loan-backed and structured securities	(54)	1,525	—	—	(54)	1,525
Total securities held by the consolidated VIE	$(1,859)	$38,418	$(353)	$3,773	$(2,212)	$42,191

At December 31, 2025, there were 250 securities in an unrealized loss position held by the Reciprocal. Of these securities, 35 had been in an unrealized loss position for 12 months or longer as of December 31, 2025.
We believe there were no fundamental issues such as credit losses or other factors with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at December 31, 2025 or 2024.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 6. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurement as of December 31, 2025
		Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds		$7	$—	$—	$7
Debt securities:
U.S. Treasuries		13,370	—	—	13,370
Obligations of states, municipalities and political subdivisions		—	2,070	—	2,070
Corporate bonds		—	31,279	—	31,279
Residential and commercial mortgage-backed securities		—	21,309	—	21,309
Other loan-backed and structured securities		—	—	—	—
Asset of Reciprocal (a consolidated variable interest entity):
Money market mutual funds		25,047	—	—	25,047
Debt securities:
U.S. Treasuries		9,633	—	—	9,633
Obligations of states, municipalities and political subdivisions		—	12,394	—	12,394
Corporate bonds		—	63,109	—	63,109
Residential and commercial mortgage-backed securities		—	77,968	—	77,968
Other loan-backed and structured securities		—	17,538	—	17,538
		$48,057	$225,667	$—	$273,724
Liabilities
Contingent consideration - business combinations	(1)	$—	$—	$39	$39
Embedded derivatives	(2)	—	—	2,627	2,627
		$—	$—	$2,666	$2,666
______________________________________
(1)The liability for contingent considerations related to business combinations is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2025.
(2)The embedded derivatives liability is included in other liabilities in the Consolidated Balance Sheets as of December 31, 2025.

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
______________________________________
(1)The Consolidated Balance Sheets included less than $0.1 million in accrued expenses and other current liabilities and less than $0.1 million in other liabilities as of December 31, 2024, for contingent consideration related to business combinations.
(2)The private warranty liability is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2024. The private warrants expired on December 23, 2025.
(3)The embedded derivatives liability is included in other liabilities in the Consolidated Balance Sheets as of December 31, 2024.

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

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
We estimated the fair value of other business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue over the maturity date of the contingent consideration. As of December 31, 2025, the key input used to determine the fair value of less than $0.1 million were management’s cash flow estimate through the remaining term of less than one year. As of December 31, 2024, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimates and the discount rate of 14%.
Private Warrants
We estimated the fair value of the private warrants using the Black-Scholes-Merton option pricing model. The private warrants expired on December 23, 2025. At the time of expiration there were 25 thousand warrants outstanding and we wrote off the remaining liability of $131 thousand. As of December 31, 2024, the key inputs used to determine the fair value included exercise price of $11.50 per share, expected volatility of 67%, remaining contractual term of 0.98 years, and stock price of $4.92 per share.
See Note 10, Stockholders' Equity and Warrants, for detailed information on warrant exercises.
Embedded Derivatives
In connection with the issuance of senior secured convertible notes in April 2023 (the “2028 Notes”) and in accordance with ASC Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives, (“ASC 815-15”) certain features of the 2028 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Repurchase option. This derivative had no value at December 31, 2025, because in May 2025 we reduced the outstanding principal of the 2026 Notes (see Note 9, Debt) to below the $30 million threshold described in this paragraph. If more than $30 million aggregate principal amount of the 2026 Notes were to remain outstanding on June 14, 2026, the 2028 Note holders would have the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes, in principal amounts of one thousand dollars or an integral number thereof, at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023 exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of December 31, 2025, our remaining Asset Sale Threshold was $9.1 million (See Note 14).
In connection with the issuance of senior unsecured convertible notes in May 2025 (the “2030 Notes,” see Note 9) and in accordance with ASC 815-15, certain features of the 2030 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Additional interest. If at any time after November 27, 2025 we fail to file all reports required under the Securities Exchange Act of 1934, as amended, (after giving effect to applicable grace periods and other than Form 8-Ks) during the preceding 12-month period, or the 2030 Notes are not otherwise freely tradable under Rule 144 other than with respect to holders that are affiliates, we will be required to pay additional interest at a rate of 0.50% per annum on the outstanding principal amount to noteholders for each day we are out of

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
compliance with these requirements (the “Additional Interest”). The value of the Additional Interest derivative was $0 at the issuance date and $0 as of December 31, 2025.
•Participation feature. If the fair market value of a distribution (arising from a spin-off, distribution of capital stock, other asset or property distribution, or distribution of securities) made to stockholders is equal to or greater than the average of the last reported sale price of our common stock over the ten consecutive trading day period ending on, and including, the trading day immediately preceding the ex-dividend date for such distribution, then each holder of the 2030 Notes will directly receive, in respect of each $1,000 principal amount thereof, the same type and amount of property that they would have received if they had already converted their senior unsecured convertible notes into shares at the then-current conversion rate. This payment will be made at the same time and on the same terms as it is made to common stockholders. If the amount of any cash dividend per share is equal to or greater than the last reported sale price of our common stock immediately before the dividend, then the holders of the 2030 Notes are entitled to receive, for each $1,000 principal amount of notes, a cash payment (without needing to convert the notes) in the amount of cash they would have received as if they owned a number of shares of common stock equal to the number of 2030 Notes held multiplied by the conversion rate on the ex-dividend date for such cash dividend or distribution. The value of the participation feature derivative was $0 at the issuance date and $0 as of December 31, 2025.
The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a repurchase, a fundamental change, qualifying asset sales, maintaining compliance with SEC regulations relative to the notes, and certain distributions to shareholders, ranging from 2% to 58%.
Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2024		$83	$22,262	$460
Settlements	(1)	—	—	(4,473)
Change in fair value, loss (gain) included in net loss	(2)	(44)	(19,635)	4,013
Fair value as of December 31, 2025		$39	$2,627	$—

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2023		$18,455	$28,131	$1,151
Settlements		(14,930)	—	—
Change in fair value, loss (gain) included in net loss	(2)	(3,442)	(5,869)	(691)
Fair value as of December 31, 2024		$83	$22,262	$460
______________________________________
(1)Settlements of the private warranty liability represent exercises during the period. See Note 10, Stockholders' Equity and Warrants, for a discussion of these exercises.
(2)Changes in fair value of contingent consideration related to business combinations are included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss operations. Changes in fair value of the private warrant liability and embedded derivatives are disclosed separately in the Consolidated Statements of Operations and Comprehensive Loss.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

Fair Value Disclosure
The following table summarizes the fair value of convertible senior notes (see Note 9, Debt, for more information):

	December 31,
	2025	2024
Convertible senior unsecured notes, due 2026	$7.6	$137.7
Convertible senior secured notes, due 2028	$332.7	$278.3
Convertible senior unsecured notes, due 2030	$151.8	$—
The fair value of other notes approximated the unpaid principal balance. All debt, other than the convertible notes which are Level 2, was considered a Level 3 measurement.

Note 7. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	December 31,
	2025	2024
Software and computer equipment	$7,415	$8,051
Furniture, office equipment, and other	641	1,471
Internally developed software	49,436	35,096
Leasehold improvements	392	928
Total	57,884	45,546
Less: Accumulated depreciation and amortization	(30,277)	(23,004)
Property, equipment, and software, net	$27,607	$22,542
Depreciation and amortization expense related to property, equipment, and software was $9.5 million, $7.1 million, and $5.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Losses due to impairment of long-lived assets, other than intangible assets, totaled $0.1 million during 2025, were less than $0.1 million during 2024, and totaled $0.3 million during 2023. Losses due to impairment of long-lived assets are included in product and technology expense in the Consolidated Statements of Operations and Comprehensive Loss.

Note 8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value, less accumulated amortization and impairment. The following tables summarize intangible asset balances.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

As of December 31, 2025		Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	(1)	9	$57,833	$(28,725)	$29,108
Acquired technology		8	7,980	(4,765)	3,215
Trademarks and tradenames	(2)	11	22,025	(9,296)	12,729
Non-compete agreements		7	180	(96)	84
Renewal rights	(3)	6	9,734	(6,019)	3,715
Insurance licenses	(4)	Indefinite	4,960	—	4,960
Total intangible assets			$102,712	$(48,901)	$53,811
______________________________________
(1)Balance includes $8.8 million of customer relationships that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of December 31, 2025.
(2)Balance includes $6.4 million of trademarks and tradenames that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of December 31, 2025.
(3)Balance includes $3.1 million of renewal rights that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of December 31, 2025.
(4)The entire insurance licenses balance is included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of December 31, 2025.

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
Aggregate amortization expense related to intangibles was $14.9 million, $18.5 million, and $19.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The following table shows estimated future intangible amortization expense for the next five years and thereafter.

Year ending December 31,	Estimated Amortization Expense
2026	$10,187
2027	9,048
2028	8,332
2029	7,450
2030	7,012
Thereafter	6,822
$48,851

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

Balance as of December 31, 2022, net of accumulated impairment of $43.8 million		$244,697
Acquisitions		2,421
Impairment loss (legacy Insurance segment)		(55,211)
Balance as of December 31, 2023, 2024, and 2025, net of accumulated impairment of $99.0 million	(1)	$191,907
______________________________________
(1)There were no changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2025.
As of December 31, 2024, the entire $191.9 million goodwill balance was included in our legacy Vertical Software segment. On January 1, 2025, new segments were created per the discussion in Note 2. We performed a quantitative analysis as of January 1, 2025, reallocating the $191.9 million to the Software & Data and Consumer Services segments. We allocated $157.4 million to the Software & Data segment and $34.5 million to the Consumer Services segment on a relative fair value basis. We estimated the fair value of the Software & Data and Consumer Services reporting units using a combination of market and income approaches based on peer performance and discounted cash flow methodologies. The goodwill analysis required significant judgments to reallocate the fair value of the reporting units, including internal forecasts and determination of weighted average cost of capital. The weighted average cost of capital used was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 11% to 14%. Management considers historical experience and all available information at the time the fair values are estimated. Assumptions are subject to a high degree of judgment and complexity.
During our annual impairment testing as of October 1, 2025, we performed a qualitative assessment and determined that it was not more likely than not that the fair value of each reporting unit was less than its carrying value. Therefore, we did not perform a quantitative assessment as of that date.
We continue to monitor our reporting units at risk of impairment for interim impairment indicators and believe that the estimates and assumptions used in the calculations are reasonable as of December 31, 2025. We also reconcile the fair value of our reporting units to our market capitalization. Should the fair value of either of our reporting units fall below its carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic environment in the housing and real estate or insurance industries, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods.

Note 9. Debt
The following tables summarize outstanding debt as of December 31, 2025 and 2024.

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	$7,799	$(27)	$7,772
Convertible senior secured notes, due 2028	333,334	(80,247)	253,087
Convertible senior unsecured notes, due 2030	134,000	(2,027)	131,973
Balance as of December 31, 2025	$475,133	$(82,301)	$392,832

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	$173,771	$(1,616)	$172,155
Convertible senior secured notes, due 2028	333,334	(101,701)	231,633
Other notes	150	—	150
Balance as of December 31, 2024	$507,255	$(103,317)	$403,938
Minimum principal payment commitments as of December 31, 2025, are as follows:

Year ending December 31,		Principal Payments
2026		$7,799
2027	(1)	15,000
2028		318,334
2029		—
2030		134,000
Thereafter		—
		$475,133
______________________________________
(1)Represents the holders’ option that could require us to repurchase a portion of their outstanding 2028 Notes at certain dates. See “2028 Convertible Senior Notes” section below for further details.

2026 Convertible Senior Notes
In September 2021, we completed a private Rule 144A offering of $425 million aggregate principal amount of 0.75% Convertible Senior Notes due on September 15, 2026, (the “2026 Notes”) at an issue price of 100%, which includes $40 million aggregate principal amount of 2026 Notes issued and sold pursuant to the exercise of the initial purchasers’ option to purchase additional 2026 Notes. The 2026 Notes were offered only to qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)), pursuant to Rule 144A under the Securities Act. The net proceeds from the sale of the 2026 Notes were approximately $413.5 million after deducting the initial purchasers’ fees and other estimated expenses.
The 2026 Notes were not redeemable at our option prior to September 20, 2024. Thereafter, we may redeem for cash all or any portion of the 2026 Notes, at our option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We have not redeemed any of the 2026 Notes. No sinking fund is provided for the 2026 Notes.
The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “2026 Note Conversion Rate”). The 2026 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026. In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under the following circumstances:

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
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option, we will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 52.9941 shares of common stock per one thousand dollars principal amount of the 2026 Notes). As of December 31, 2025, none of the conditions of the 2026 Notes to early convert have been met.
We concluded that the 2026 Notes are accounted for as debt, with no bifurcation of the embedded conversion feature. Debt issuance costs were recorded as a direct deduction from the related liability in the Consolidated Balance Sheets and are amortized to interest expense over the term of the 2026 Notes.
During 2023, we repurchased $200.0 million of the 2026 Notes using the proceeds from issuing new convertibles notes as described in the following “2028 Convertible Senior Notes” section.
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
The 2028 Notes are senior secured obligations, accrue interest at a fixed rate of 6.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2023, and were initially issued at 95% of par value. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Each note holder has the right to require us to repurchase for cash at 100% of par value, plus accrued and unpaid interest, all of such holder’s notes on each of September 15, 2027, and March 15, 2028; provided, however, that the aggregate principal amount repurchased on each such date by all holders shall not exceed the lesser of (1) $15.0 million and (ii) 5.0% of the aggregate principal amount of the 2028 Notes outstanding on such date.
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
2030 Convertible Senior Unsecured Notes
The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.72 per share (the “2030 Note Conversion Rate”). The conversion price is subject to adjustment based on the 2030 Note Conversion Rate then in effect. If all outstanding 2030 Notes were converted in full at this initial conversion price as of the closing date of the 2030 Notes issuance, this would have equated to approximately 8.5 million shares of common stock. These shares, along with 2030 Note Conversion Rate, are subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes. Holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) on or after February 15, 2030, until the close of business on the second trading day immediately preceding the maturity date of May 15, 2030. In addition, holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding February 15, 2030, only under the following circumstances:
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
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option as described below, we would, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 101.8132 shares of common stock per one thousand dollars of principal amount of the 2030 Notes). As of December 31, 2025, none of the conditions of the 2030 Notes to early convert were met.
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
In connection with the issuance of the 2030 Notes, we recognized a premium of $13.4 million in excess of the principal amount of the notes. In accordance with ASC Subtopic 470-20, Debt - Debt with Conversion and Other Options, we bifurcated the 2030 Notes financial instrument into its liability and equity components. The principal amount, net of the associated debt issuance costs, of the 2030 Notes was recorded as long-term debt in the Consolidated Balance Sheets. The premium was recorded as an increase to additional paid-in capital in the Consolidated Balance Sheets. When issuing convertible debt at a substantial premium, our accounting policy is to allocate all debt issuance costs to the debt component.
Interest on Convertible Senior Notes
Interest expense for our convertible senior notes includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details interest expense recognized for our convertible senior notes.

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense for 2026 Notes	$594	$1,546	$2,142
Contractual interest expense for 2028 Notes	22,500	22,500	15,688
Contractual interest expense for 2030 Notes	7,169	—	—
Amortization of debt issuance costs and discount for 2026 Notes	428	1,116	1,515
Amortization of debt issuance costs and discount for 2028 Notes	21,453	17,965	10,604
Amortization of debt issuance costs for 2030 Notes	179	—	—
	$52,323	$43,127	$29,949
The effective interest rates for the 2026 Notes, 2028 Notes, and 2030 Notes are 1.3%, 17.9%, and 9.2% respectively.
Beginning in 2024, we capitalized interest expense related to our convertible senior notes related to internally developed software projects. We capitalized interest of $0.8 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively.
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
We paid an aggregate amount of $52.9 million for the capped calls in 2021. The maximum number of shares of our common stock that we can purchase under the capped call (assuming no adjustment event) is approximately 0.2 million. The capped call transactions do not meet the criteria for accounting as a derivative as they are indexed to our own stock. As such, the cost of the capped calls was recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit).
Other Notes
In connection with an acquisition in 2020, we issued a promissory note payable to the founder of the acquired entity. The promissory note had an initial principal balance of $0.8 million and a stated interest rate of 0.38% per annum. The promissory note was paid in five equal annual installments. During 2025, we made the final installment payment, and as of December 31, 2025, the promissory note had been fully repaid and all obligations under the note have been satisfied.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

Note 10. Stockholders' Equity and Warrants
Shares Authorized
As of December 31, 2025, we had authorized 400 million shares designated as common stock, and 10 million shares designated as preferred stock for issuance.
Common Shares Outstanding and Common Stock Equivalents
The following table shows the number of our common shares that could be issued for each component of our capital structure.

		December 31,
		2025	2024
Outstanding common shares, excluding shares held by the Reciprocal Segment		105,809	101,458
Outstanding common shares held by the Reciprocal Segment	(1)	18,312	18,312
Outstanding common shares, total		124,121	119,770

Common shares reserved for future issuance:
Private warrants		—	1,796
Stock options (Note 11)		2,815	3,181
Restricted and performance stock units and awards (Note 11)		12,469	14,119
2020 Equity Plan pool reserved for future issuance (Note 11)		10,931	7,698
Convertible senior unsecured notes, due 2026	(2)	312	6,950
Convertible senior secured notes, due 2028		13,332	13,332
Convertible senior unsecured notes, due 2030		8,527	—
Total shares of common stock outstanding and reserved for future issuance		172,507	166,846
______________________________________
(1)Represents shares of common stock held by Homeowners of America (“HOA”) as of December 31, 2024, and held by the Reciprocal as of December 31, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).
(2)In connection with the September 16, 2021 issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of December 31, 2025.

During 2024, we completed contributions totaling 18.3 million newly issued shares of our common stock to HOA. The intent of these contributions was to support the transition of Porch’s insurance underwriting business to a reciprocal exchange and help bolster HOA’s balance sheet strength and rating after the Texas May 2024 weather impacted surplus. In addition, the contribution increased HOA’s long-term surplus position, which better positioned HOA for any future third-party surplus note capital raise, and is expected to support premium growth. In connection with the formation of the Reciprocal in January 2025 (see Note 3), HOA distributed all of the 18.3 million shares to the Reciprocal.
Repurchases of Common Stock
During 2023, we repurchased and canceled 1.4 million shares with a total cost of $3.1 million (including commissions). The cost paid to repurchase shares in excess of the par value is charged to accumulated deficit in the Consolidated Balance Sheets.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Warrants
Upon completion of the merger with PropTech Acquisition Corporation (“PTAC”) on December 23, 2020, we assumed 8.6 million public warrants and 5.7 million private warrants to purchase an aggregate 14.3 million shares of common stock, which were outstanding as of December 31, 2020. Each warrant entitled the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, commenced 30 days after the completion of the merger, and expired on December 23, 2025, which was five years after the merger.
During 2025, approximately 1.8 million warrants were exercised, primarily on a cashless basis, resulting in the issuance of approximately 0.5 million net shares of common stock, based on the fair market value of our common stock at the time of exercise. An inconsequential number of warrants were exercised for cash, generating gross proceeds of approximately $0.1 million.
There were zero and 1.8 million private warrants outstanding as of December 31, 2025, and 2024. The exercise price of these private warrants was $11.50, and they expired on December 23, 2025. At the time of expiration, there were 25 thousand warrants outstanding which were subsequently written off. The private warrants were liability classified financial instruments measured at fair value, with periodic changes in fair value that were recognized through earnings and were included in the change in fair value of private warrant liability in the Consolidated Statements of Operations and Comprehensive Loss. See Note 6, Fair Value, for more information.
Detail related to private warrant activity is as follows:

	Number of Warrants (in thousands)	Number of Common Shares Issued (in thousands)	Cash Received
Balances as of December 31, 2023 and 2024	1,796	11,521	$—
Cashless exercises	(1,762)	496	—
Cash exercises	(9)	9	104
Canceled	(25)	—	—
Balances as of December 31, 2025	—	12,026	$104
There were no exercises or cancellations of warrants during 2024 or 2023.

Note 11. Stock-Based Compensation
2020 and 2012 Equity Incentive Plans
In 2020, the Board of Directors and stockholders approved the Porch Group, Inc. 2020 Stock Incentive Plan (the “2020 Plan”). As of December 31, 2025, the aggregate number of shares of common stock reserved for future issuance under the 2020 Plan is 10.9 million. The number of shares of common stock available under the 2020 Plan increases annually on the first day of each calendar year until (and including) the calendar year ending December 31, 2030, with such annual increase equal to the lesser of (i) 5% of the number of shares of common stock issued and outstanding on December 31st of the immediately preceding fiscal year, excluding shares held by the Reciprocal, and (ii) an amount determined by the Board of Directors.
Under the 2020 Plan, employees, directors, and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock awards (“PRSUs”), and other stock awards, collectively referred to as “Equity Awards.” All Equity Awards granted during the year ended December 31, 2025, were to employees and directors. Some unexercised options awarded under our 2012 Equity Incentive Plan (the “2012 Plan”) remain outstanding.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
The following table summarizes the classification of stock-based compensation expense in the Consolidated Statements of Operations and Comprehensive Loss.

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$186	$—	$—
Selling and marketing	1,672	2,487	3,351
Product and technology	3,869	4,758	4,804
General and administrative	23,225	19,936	12,554
Total stock-based compensation expense	$28,952	$27,181	$20,709

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
No employee stock options were granted in 2025, 2024, or 2023. The following table summarizes stock option activity for the year ended December 31, 2025.

	Number of Options Outstanding (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	3,181	$3.41
Options exercised	(336)	4.53		$2,575
Options expired	(30)	15.83
Balance as of December 31, 2025	2,815	$3.15	2.8	$17,496
Exercisable at December 31, 2025	2,814	$3.15	2.8	$17,489
The total amount of unrecognized stock-based compensation expense for options granted to employees and non-employees as of December 31, 2025, is approximately less than $0.1 million and is expected to be recognized over a weighted-average period of 0.4 years.
RSUs
During 2025, 2024, and 2023 we granted RSUs under various equity award programs. RSUs granted to employees typically vest 25% of the shares one year after the vesting commencement date and the remainder ratably on a quarterly or semi-annual basis over the following three years. The fair value of RSUs is determined using the closing price of our common stock on the grant date.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
The following table summarizes the activity of RSUs for the year ended December 31, 2025.

		Number of RSUs (in thousands)	Weighted Average Fair Value (per share)
Balance as of December 31, 2024		7,845	$3.20
Granted	(1)	3,413	6.06
Vested		(3,768)	3.25
Forfeited or Cancelled	(1)	(1,829)	4.74
Balance as of December 31, 2025		5,661	$4.40
_____________________________________
(1)Includes 0.9 million RSUs that were granted and canceled during the same period. Subsequent to the original grant date, we identified an inadvertent error related to the number of RSUs granted. The original awards were canceled and concurrently replaced with a corrected lower number of RSUs. The cancellation and concurrent replacement is accounted for as the modification of an award. The fair value of the replacement awards did not exceed that of the original awards for the thirteen impacted individuals, and therefore, no incremental compensation cost was recognized.
In 2024, we granted 5.3 million RSUs with a weighted average grant date fair value of $3.68, while in 2023, we granted 6.4 million RSUs with a weighted average grant date fair value of $1.39.
The total amount of unrecognized stock-based compensation expense for RSUs granted to employees and non-employees as of December 31, 2025 is approximately $20.2 million and is expected to be recognized over a weighted-average period of 2.2 years.
RSAs
During 2025, 2024, and 2023, we granted 0.2 million, 0.1 million, and 0.8 million RSAs, respectively, under various equity award programs with weighted average grant date fair values of $5.66, $3.17, and $1.46, respectively. RSAs granted to employees vest immediately upon the employee accepting the award. The fair value of RSAs is determined using the closing price of our common stock on the grant date.
PRSUs
All PRSUs granted during 2023, 2024, and 2025, vest based on both the employee’s service period and the independent achievement of three distinct performance metrics.
2023 Grants
PRSUs granted in 2023 had the following distinct performance metrics:
•Closing Share Price: The PRSUs subject to this metric are earned if, during the 36 months following the grant date, the closing price of a share of our common stock reaches a level greater than or equal to various target prices as defined in the award terms.
•Adjusted EBITDA: The PRSUs subject to this metric are earned based on the Company’s achievement of Adjusted EBITDA in the year ended December 31, 2025, compared to specific performance goals.
•Revenue: The PRSUs subject to the Revenue metric are earned based on the Company’s achievement of Revenue in the year ended December 31, 2025, compared to specified performance goals.
For each metric above, the number of shares of common stock to be issued to each award recipient at the end of the vesting period will be between 0% and 200% of the target number of PRSUs based on actual performance achieved. For the Adjusted EBITDA and Revenue metrics, the number of shares to be issued will be interpolated between minimum threshold (50% achievement) and maximum achievement (200%). PRSUs vest based on the performance achieved at each metric, independent from the performance achieved at other metrics.
As of December 31, 2025, all three metrics achieved the maximum achievement thresholds. As such, each participant will receive the maximum number of shares of common stock if they remain employed as of April 7, 2026.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
2024 Grants
PRSUs granted in 2024 had the following distinct performance metrics:
•Relative Total Shareholder Return (“TSR”): The PRSUs subject to the TSR metric are earned based on the Company’s total shareholder return relative to the total shareholder return of companies in the S&P SmallCap 600 Index, as a percentile rank, over a performance period beginning on January 1, 2024, and ending December 31, 2026.
•Adjusted EBITDA: The PRSUs subject to the Adjusted EBITDA metric are earned based on the Company’s achievement of Adjusted EBITDA in the year ending December 31, 2026, compared to specified performance goals.
•Revenue: The PRSUs subject to the Revenue metric are earned based on the Company’s achievement of Revenue in the year ending December 31, 2026, compared to specified performance goals.
For each metric, the number of shares of common stock to be issued to each award recipient at the end of the vesting period will be interpolated between a threshold and maximum payout level based on the actual performance achieved. A participant will earn 50% of the target number of PRSUs for “Threshold Performance,” 100% of the target number of PRSUs for “Target Performance,” and 200% of the target number of PRSUs for “Base Maximum Performance.” PRSUs vest based on the performance achieved at each metric, independent from the performance achieved at other metrics.
2025 Grants
PRSUs granted in 2025 had the following distinct performance metrics:
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
For each metric, the number of shares of common stock to be issued to each award recipient at the end of the vesting period will be interpolated between a threshold and maximum payout level based on the actual performance achieved, except for two special performance goals. A participant will earn 50% of the target number of PRSUs for “Threshold Performance,” 100% of the target number of PRSUs for “Target Performance,” and 200% of the target number of PRSUs for “Base Maximum Performance.” In addition, participants may earn 350% or 500% of the target number of PRSUs upon achievement of truly exceptional Adjusted EBITDA or TSR performance compared to performance goals. PRSUs vest based on the performance achieved at each metric, independent from the performance achieved at other metrics.
Grant Date Fair Value
The Closing Share Price and TSR metrics above meet the definition of a market condition. The grant-date fair value of these market condition awards is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. The Adjusted EBITDA and Revenue metrics above are considered performance condition awards. The grant-date fair value of performance condition awards is based on the closing stock price on the grant date.
The table below summarizes the specific assumptions used in the Monte Carlo simulation for the awards granted during 2025.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

Weighted Average of Monte Carlo Assumptions
Award Term (Years)	3.0
Risk Free Rate	3.7%
Volatility	127.8%
Dividend Yield	—%

Activity
The following table summarizes the activity of PRSUs for the year ended December 31, 2025.

		Number of PRSUs (in thousands)	Weighted Average Fair Value (per share)
Balance as of December 31, 2024		6,272	$3.31
Granted	(1)	3,544	11.21
Forfeited or Cancelled	(1)	(3,008)	8.82
Balance as of December 31, 2025	(2)	6,808	$4.99
_____________________________________
(1)Includes 1.9 million PRSUs that were granted and canceled during the same period. Subsequent to the original grant date, we identified an inadvertent error related to the number of PRSUs granted. The original awards were canceled and concurrently replaced with a corrected lower number of PRSUs. The cancellation and concurrent replacement is accounted for as the modification of an award. The fair value of the replacement awards did not exceed that of the original awards for the thirteen impacted individuals, and therefore, no incremental compensation cost was recognized.
(2)The balance of PRSUs as of December 31, 2025, includes the following types of awards:
•1.4 million awards based on Closing Share Price targets with a weighted average grant date fair value of $0.49,
•1.4 million awards based on TSR targets with a weighted average grant date fair value of $15.12,
•2.0 million awards based on revenue targets with a weighted average grant date fair value of $3.92, and
•2.0 million awards based on Adjusted EBITDA targets with a weighted average grant date fair value of $3.92.
The total amount of unrecognized stock-based compensation expense for PRSUs as of December 31, 2025, is approximately $24.8 million and is expected to be recognized over a weighted-average period of 1.1 years.

Note 12. Income Taxes
On January 1, 2025, we adopted ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. Because we adopted ASU 2023-09 in 2025 using a prospective method, disclosures for historical periods were not revised to conform to this ASU.
The following table summarizes the components of income before taxes.

	Year Ended December 31,
	2025	2024	2023
Domestic	$26,347	$(30,791)	$(133,311)
Foreign	388	79	—
Income (loss) before income taxes	$26,735	$(30,712)	$(133,311)

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
The following table summarizes the components of the income tax provision.

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(10,234)	$—	$—
State	(446)	(778)	(399)
Foreign	(111)	—	—
Total current	(10,791)	(778)	(399)
Deferred:
Federal	(870)	(569)	(66)
State	247	(770)	(157)
Foreign	(3)	—	—
Total deferred	(626)	(1,339)	(223)
Income tax expense	$(11,417)	$(2,117)	$(622)

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

		December 31,
		2025	2024
Deferred tax assets
Accrued expenses and other		$3,034	$3,158
Unrealized gain/loss on investments		—	1,421
Stock-based compensation		6,652	4,768
Deferred revenue		21,027	25,844
Goodwill		8,740	4,562
Operating lease liabilities		447	478
Loss and loss adjustment reserves		484	6,289
Net operating losses		108,662	105,823
Disallowed interest		26,235	18,243
Research and development capitalized costs		—	289
Total deferred tax assets		175,281	170,874
Less: Valuation allowance		(149,617)	(148,147)
Deferred tax assets less valuation allowance		$25,664	$22,727
Deferred tax liabilities
Property and equipment		$(72)	$(61)
Intangibles		(4,897)	—
Operating lease right-of-use assets		(423)	(556)
Deferred policy acquisition costs		(18,264)	(10,151)
Reinsurance balance due		(2,553)	(13,956)
Research and development capitalized costs		(1,929)	—
Unrealized gain/loss on investments		(149)	—
Total deferred tax liabilities		$(28,287)	$(24,724)
Net deferred tax liabilities	(1)	$(2,623)	$(1,997)
______________________________________
(1)As of December 31, 2025, there were $1.8 million of net deferred tax liabilities included in other liabilities in the Consolidated Balance Sheets, and $0.8 million included in other liabilities of the Liabilities of Reciprocal: section of the Consolidated Balance Sheets.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax purposes and the tax effect of the tax loss carryforwards. We have recorded a valuation allowance due to the uncertainty surrounding the ultimate realizability or recoverability of such assets. Management evaluates, on an annual basis, both the positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable and the amount of the valuation allowance. In our evaluation, we considered our cumulative losses as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, we determined that the negative evidence outweighed the positive evidence. At such time as it is determined that it is more likely than not the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance increased by $1.5 million for the year ended December 31, 2025, from $148.1 million at December 31, 2024, to $149.6 million at December 31, 2025.
As of December 31, 2025, we had net operating loss carryforwards for federal tax purposes of approximately $438.8 million and $310.6 million for state income tax purposes, which may be used to offset future taxable income. The net operating loss carryforwards for federal tax purposes generated prior to January 1, 2018, will begin to expire in 2032, and the net operating loss carryforwards for state tax purposes will begin to expire in 2026. Net operating loss

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
carryforwards with an unlimited carryforward period are $346.8 million for federal tax purposes and $78.4 million for state tax purposes. Utilization of net operating loss and tax credit carryforwards are subject to certain limitations under Sections 382–384 of the Internal Revenue Code of 1986, as amended, in the event of a change in our ownership, as defined in current income tax regulations. We have determined that we have experienced a limited number of ownership changes in our history. The sale of HOA to the Reciprocal in January 2025 was an ownership change with respect to HOA and resulted in its separate net operating losses being deemed not utilizable. Additional ownership changes may occur in the future.
The following tables provide reconciliations of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes.

		Year Ended December 31,
		2025
		Amount	%
Tax computed at federal statutory rate		$(5,614)	21.0%
State and local income tax, net of federal income tax effect	(1)	(158)	0.6%
Foreign tax effects
India		(33)	0.1%
Effect of cross-border tax laws
Global intangible low-taxed income		(22)	0.1%
Changes in valuation allowances		(2,286)	8.6%
Nontaxable or nondeductible items
Equity compensation		4,164	(15.6)%
Officer compensation		(2,345)	8.8%
Debt transactions		3,281	(12.3)%
Change in contingent consideration		(914)	3.4%
Other nontaxable or nondeductible items		(270)	1.0%
Other
Write-off of tax attributes		(7,569)	28.3%
Deferred adjustments		540	(2.0)%
Other		(191)	0.7%
Income tax benefit (expense)		$(11,417)	42.7%
_____________________________________
(1)This amount is primarily comprised of state taxes from Texas.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)

	Year Ended December 31,
	2024	2023
Tax computed at federal statutory rate	$6,512	$27,995
State tax, net of federal tax benefit	231	1,934
Loss on impairment	—	(4,775)
Equity compensation	(1,523)	(3,311)
Officer compensation	(827)	(15)
Debt transactions	1,378	(1,591)
Enacted tax rate changes	1,685	(2,061)
Return to provision	(2,748)	4,816
Valuation allowance	(7,612)	(23,453)
Change in contingent consideration	914	—
Other	(127)	(161)
Income tax benefit (expense)	$(2,117)	$(622)
The U.S. federal statutory tax rate is 21%, while our effective tax rate for 2025, 2024, and 2023 was 42.7%, (6.9)%, and (0.5)%, respectively. The difference for all years is due primarily to the tax benefit of pre-tax book losses being offset by the valuation allowance.
The 2017 Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in the future years or provide for tax expense related to GILTI in the year the tax is incurred. We elected to recognize tax expense related to GILTI in the year the tax is incurred. GILTI tax in each of the years ended December 31, 2025, 2024, and 2023, was less than $0.1 million.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted which introduced a series of federal income tax changes effective in 2025. Among other provisions, OBBBA changes how the interest expense limitation is calculated and provides taxpayers with options regarding the treatment of research and experimental (“R&E”) expenditures for federal income tax purposes. Due to the interplay of these items, along with net operating losses and valuation allowances, we do not expect OBBBA to have a material impact on our financial statements. We will continue to evaluate the available options under OBBBA and finalize our elections in connection with the filing of our 2025 federal income tax return.
We file U.S. federal income tax returns as well as income tax returns in various state, local, and foreign jurisdictions. The statute of limitations in those jurisdictions generally ranges from 3 to 4 years. We are not currently under income tax examination in any jurisdiction, but we are generally open to examination by tax authorities for tax years beginning in 2012 due to the availability of net operating loss carryforwards. As of December 31, 2025, there are no penalties or accrued interest recorded in the financial statements for any potential examinations.
We had no uncertain tax position reserves as of December 31, 2025 and 2024.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
The following table shows tax payments, net of refunds received, during the year ended December 31, 2025.

2025
U.S. Federal	$—
U.S. State and Local
Texas	141
Pennsylvania	129
Florida	114
Other	65
Total U.S. State and Local	449
Foreign
India	113
Total income taxes paid, net of refunds received	$562

Note 13. 401(k) Savings Plan
We have multiple defined contribution savings plans under Section 401(k) of the Internal Revenue Code. These plans cover substantially all domestic employees who meet minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the plans may be made at the discretion of the Board. For the years ended December 31, 2025, 2024 and 2023 we made $1.6 million, $1.0 million, and $0.3 million of contributions, respectively.

Note 14. Business Disposition
On January 31, 2024, we sold our insurance agency, Elite Insurance Group (“EIG”). The sale price was $12.2 million of which we have received $10.9 million in cash and recorded a receivable of $1.2 million as of December 31, 2025. We recorded a loss on sale of $5.3 million in other income, net, in the Consolidated Statements of Operations and Comprehensive Loss.

Note 15. Leases
We lease office facilities from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 8 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 10 additional years. In addition, certain leases contain termination options, where the rights to terminate are held by either us, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that we will exercise that option. Our leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$1,356	$1,651	$2,123
Variable lease cost	54	55	129
	$1,410	$1,706	$2,252

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for operating leases	$1,083	$1,674	$1,854
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$858	$1,530	$807

The following table presents lease-related assets and liabilities recorded on the balance sheet.

		December 31,
	Financial Statement Line Item	2025	2024
Operating lease right-of-use assets	Other assets	$1,783	$2,211

Operating lease liabilities, current	Accrued expenses and other current liabilities	$734	$826
Operating lease liabilities, non-current	Other liabilities	1,149	1,412
Total operating lease liabilities		$1,883	$2,238
Other information related to operating leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted average remaining lease term	3.6 years	4.0 years	2.6 years
Weighted average discount rate	8.7%	8.7%	8.6%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the Consolidated Balance Sheets as of December 31, 2025, is as follows:

Lease Payments
2026	$875
2027	445
2028	286
2029	222
2030	221
Thereafter	150
Total lease payments	2,199
Less imputed interest	(316)
Total present value of lease liabilities	$1,883

Note 16. Reinsurance for the Reciprocal
Certain premiums and benefits are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide the Reciprocal with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. Ceded reinsurance contracts do not relieve the Reciprocal from its obligations to

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
policyholders. The Reciprocal remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements.
2025 Program
As of April 1, 2025, coverage for excess of loss catastrophe reinsurance starts at $25.0 million per occurrence up to a loss of $410.0 million. Additionally, the third-party quota share reinsurance contracts start immediately at 7.5% of property and casualty (“P&C”) losses, which includes catastrophe events, bringing the effective retention for the Reciprocal from $25.0 million per occurrence to $23.1 million per occurrence. We also placed reinstatement premium protection to cover any reinstatement premiums due on the second through fourth layers.
Additionally, our captive reinsurance entity provides reinsurance coverage for risks with low earnings volatility, such as non-catastrophic weather quota share, in order to create more capital efficiency at the Reciprocal. This contract was approved for an initial period of 10 years but can be cancelled by Porch or the Reciprocal each year. The specific structure and scope of reinsurance provided by the captive may vary over time as the Reciprocal evaluates its risk transfer strategy and capital requirements.
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
We placed a parametric reinsurance contract to cover aggregate severe convective storm losses from January 1, 2024, to January 1, 2025. This contract would have provided up to $30.0 million in recovery over $85.0 million in modeled losses.
2023 Program
Our 2023 third-party quota share reinsurance program was split into three separate placements to maximize coverage and cost efficiency. The 2023 Coastal Program covered our business in certain Texas coastal regions and the Houston metropolitan area and was placed at 42% of subject property and casualty losses (“P&C losses”), as well as all business in South Carolina which was placed at 7% of P&C losses. The 2023 Core Program, which covered the portion of our business not in the Coastal Program, was placed at 9.5% of P&C losses of our remaining business in Texas and 8% of P&C losses of our business in other states. In addition, the Combined Program covered all of our business and was placed at 5% of P&C losses. All programs were effective for the period January 1, 2023, through December 31, 2023, or March 31, 2024, and were subject to certain limits and exclusions, which vary by participating reinsurer.
Property catastrophe excess of loss treaties were placed on April 1, 2023, and were updated in August 2023 after the events described in the “Terminated Reinsurance Contract” section below. Coverage for wind storms started at $20 million per occurrence. Losses were shared between $20 million and $80 million. Over $80 million, losses were covered up to a net loss of $440 million. We also placed reinstatement premium protection to cover any reinstatement premiums due on the first four layers.
Financial Impacts
The effects of reinsurance on premiums written by the Reciprocal and earned were as follows:

	Year Ended December 31,
	2025		2024		2023
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$382,841	$399,354	$418,544	$417,680	$445,587	$462,434
Ceded premiums	(54,743)	(102,636)	(184,888)	(165,062)	(76,643)	(235,171)
Net premiums	$328,098	$296,718	$233,656	$252,618	$368,944	$227,263

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
The effects of reinsurance on incurred losses and LAE were as follows:

	Year Ended December 31,
	2025	2024	2023
Direct losses and LAE	$123,967	$260,383	$300,960
Ceded losses and LAE	(26,182)	(64,476)	(117,455)
Net losses and LAE	$97,785	$195,907	$183,505
The detail of reinsurance balances due is as follows:

	December 31,
	2025	2024
Ceded unearned premium	$24,654	$64,571
Losses and LAE reserve	9,509	19,793
Reinsurance recoverable	3,411	7,111
Other	79	828
Reinsurance balance due	$37,653	$92,303
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
As a result of its findings, and in accordance with the terms of the reinsurance agreement, HOA terminated the associated contract on August 4, 2023, with an effective date of July 1, 2023. Had the contract not been terminated, the contract would have expired on December 31, 2023, and HOA would have been contracted to pay approximately $20 million in additional premium payments during July through December 2023. Following the effective date of the termination, HOA seized available liquid collateral in the amount of approximately $47.6 million from a reinsurance trust, of which HOA was the beneficiary, and recognized a charge of $36.0 million in provision for doubtful accounts in the Consolidated Statements of Operations and Comprehensive Loss. In 2023, the Company purchased all rights from HOA for potential claims related to the fraud connected to Vesttoo and others. Subsequently, we were appointed to the statutory committee of unsecured creditors in the Chapter 11 bankruptcy of Vesttoo. After confirmation of the Chapter 11 reorganization plan, the bankruptcy proceedings transitioned to a liquidating trust, of which we are a member. We are pursuing all available legal claims and remedies to enforce our rights under the $300 million letter of credit required by the reinsurance agreement, and seeking recovery of all losses and damages incurred as a result of terminating the reinsurance agreement due to fraud committed by third parties.
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

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 17. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the year ended December 31, 2025.

Reserve for unpaid losses and LAE at December 31, 2024		$67,785
Plus: Reinsurance recoverables on losses and LAE at December 31, 2024		(19,793)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2024		47,992
Add provisions (reductions) for losses and LAE occurring in:
Current year		91,860
Prior years	(1)	5,925
Net incurred losses and LAE during the current year		97,785
Deduct payments for losses and LAE occurring in:
Current year		(64,401)
Prior years		(40,641)
Net claim and LAE payments during the current year		(105,042)

Reserve for losses and LAE, net of reinsurance recoverables at December 31, 2025		40,735
Less: Reinsurance recoverables on losses and LAE at December 31, 2025		(8,424)
Reserve for unpaid losses and LAE at December 31, 2025		$49,159
______________________________________
(1)Includes $1.6 million of provisions from 2020 and prior.

The following table summarizes the changes in reserve balances for unpaid losses and LAE, gross of reinsurance for the year ended December 31, 2024:

Reserve for unpaid losses and LAE at December 31, 2023		$95,503
Plus: Reinsurance recoverables on losses and LAE at December 31, 2023		(19,808)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2023		75,695
Add provisions (reductions) for losses and LAE occurring in:
Current year		200,833
Prior years	(1)	(4,926)
Net incurred losses and LAE during the current year		195,907
Deduct payments for losses and LAE occurring in:
Current year		(162,329)
Prior years		(61,281)
Net claim and LAE payments during the current year		(223,610)

Reserve for losses and LAE, net of reinsurance recoverables at December 31, 2024		47,992
Less: Reinsurance recoverables on losses and LAE at December 31, 2024		(19,793)
Reserve for unpaid losses and LAE at December 31, 2024		$67,785
______________________________________
(1)Also includes certain charges related to Vesttoo (see Note 16, Reinsurance for the Reciprocal, for more information).

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $5.9 million and a decrease of $4.9 million for the years ended December 31, 2025 and 2024, respectively.
The claim counts in the following tables are cumulative reported claim counts as of December 31, 2025, and are equal to the sum of cumulative open and cumulative closed claims, including claims closed without payment. The following supplementary information presents incurred and paid losses by accident year, net of reinsurance ($ in thousands, except for number of claims):

						December 31, 2025
	Incurred losses and allocated loss adjustment expenses, net of reinsurance, for the years ended December 31,						Cumulative Number of
	2021	2022	2023	2024	2025	IBNR Reserves	Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2021	$19,795	$20,614	$23,149	$22,745	$23,113	$51	35,093
2022		55,110	52,065	50,555	50,576	728	25,354
2023			183,669	180,626	183,745	1,539	22,532
2024				200,824	201,603	1,811	23,877
2025					91,860	12,127	8,050
Total					$550,897	$16,256	114,906

	Cumulative paid losses and allocated adjustment expenses, net of reinsurance, for the year ended December 31,
	2021	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident Year
2021	$15,335	$20,569	$21,652	$22,302	$22,743
2022		32,073	50,705	53,524	54,343
2023			125,370	182,933	187,568
2024				162,329	195,294
2025					64,401
Total					$524,349

Liability for losses and loss adjustment expenses, net of reinsurance					$26,547
Payments for losses, net of reinsurance, related to accident year 2020 and prior was $1.8 million for the year ended December 31, 2025.
Average annual percentage payout of accident year incurred claims by age, net of reinsurance (unaudited supplementary information) as of December 31, 2025:

1	2	3	4	5
61.3%	31.4%	4.4%	0.8%	2.1%

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 18. Other Income (Expense), Net
The following table details the components of other income, net, on the Consolidated Statements of Operations and Comprehensive Loss:

	Year Ended December 31,
	2025	2024	2023
Interest income	$1,647	$1,747	$3,895
Gain on settlement of contingent consideration	—	14,930	—
Loss on sale of business	—	(5,331)	—
Recoveries of losses on reinsurance contracts	10,797	15,692	—
Other, net	1,605	1,664	(2)
Other income, net	$14,049	$28,702	$3,893

Note 19. Commitments and Contingencies
Purchase Commitments
The following table summarizes non-cancelable purchase commitments as of December 31, 2025,

2026	$5,598
2027	4,840
2028	4,053
2029	422
2030	—
$14,913
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
Cases under Telephone Consumer Protection Act
Porch and/or an acquired entity, GoSmith.com, are party to a legal proceeding alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as thirteen separate mass tort actions brought by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. After an initial round of discovery, in November 2025 the United States District Court for the Western District of Washington granted the parties’ motion to dismiss 589 of the original plaintiffs, leaving approximately 350 plaintiffs remaining. This is

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
the only remaining case, and it is subject to ongoing procedural matters. A stipulation of dismissal was filed in February 2026 voluntarily dismissing the case in the United States District Court for the Northern District of California.
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
Regulatory Requirements and Restrictions
The Reciprocal is subject to the laws and regulations of the State of Texas and the regulations of any other states in which the Reciprocal conducts business. State regulations cover all aspects of the Reciprocal’s business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. The Texas Insurance Code requires all property and casualty insurers to have a minimum of $2.5 million in capital stock and $2.5 million in surplus. The Reciprocal has capital and surplus in excess of this requirement.
As of December 31, 2025, the Reciprocal’s total statutory surplus is $155.1 million (surplus notes of $105.8 million and unassigned surplus of $49.3 million). As of December 31, 2024, the Reciprocal’s total statutory surplus was $105.7 million (capital stock of $3.0 million and surplus of $102.7 million).
As of December 31, 2025 and 2024, the Reciprocal had restricted cash and investments totaling $5.8 million and $3.9 million, respectively, pledged to the Department of Insurance in certain states as a condition of its Certificate of Authority for the purpose of meeting obligations to policyholders and creditors. See Note 1, Description of Business and Summary of Significant Accounting Policies, for additional disclosures.
The Texas Insurance Code limits dividends from insurance companies to their stockholders to net income accumulated in the insurance company’s surplus account, or “earned surplus.” The maximum dividend that may be paid without approval of the Insurance Commissioner is limited to the greater of 10% of the statutory surplus at the end of the preceding calendar year or the statutory net income of the preceding calendar year. No dividends were paid by the Reciprocal to its members in 2025 or by HOA in 2024. In 2026, the Reciprocal is permitted to pay up to $1.7 million without prior approval from the Texas Department of Insurance (“TDI”).
The Reciprocal prepares its statutory-based financial statements in conformity with accounting practices prescribed or permitted by the Texas Department of Insurance. Prescribed statutory accounting practices primarily include those published as statements of Statutory Accounting Principles by the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practice not so prescribed. As of December 31, 2025, there were no material permitted statutory accounting practices utilized by the Reciprocal.

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
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to Porch used to compute net loss attributable to Porch per share - basic and diluted	$(3,361)	$(32,829)	$(133,933)
Denominator:
Weighted average shares outstanding used to compute net loss attributable to Porch per share - basic and diluted	103,688	99,585	96,057

Net loss attributable to Porch per share - basic and diluted	$(0.03)	$(0.33)	$(1.39)
The following table discloses securities that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

		Year Ended December 31,
		2025	2024	2023
Stock options		2,815	3,181	3,642
Restricted stock units and awards		5,661	7,847	8,311
Performance restricted stock units		6,808	6,272	3,754
Private warrants		—	1,796	1,796
Convertible debt - 2026 Notes	(1)	312	6,950	8,999
Convertible debt - 2028 Notes		13,332	13,332	13,332
Convertible debt - 2030 Notes		8,527	—	—
Contingently issuable shares in connection with acquisitions	(2)	—	—	5,908
______________________________________
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74 per share, which would result in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of December 31, 2025.
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
See Note 10, Stockholders' Equity and Warrants, for additional information regarding the terms of warrants. See Note 11, Stock-Based Compensation, for additional information regarding stock options and restricted stock units and awards. See Note 9, Debt, for additional information regarding convertible debt.

PORCH GROUP, INC
Notes to Consolidated Financial Statements
(all numbers in thousands unless otherwise stated, except per share data)
Note 21. Quarterly Financial Data (Unaudited)
We identified certain immaterial errors in previously reported quarterly financial information for the second and third quarters of 2025 related to the elimination of certain intercompany transactions between the Reciprocal and Porch under the reinsurance program. These errors have been corrected in this Annual Report on Form 10-K. The revisions had no impact on net income (loss) or segment financial results during the periods. Management evaluated the errors and concluded they were not material to any previously issued financial statements.
As of June 30, 2025, and September 30, 2025, the revisions increased prepaid expenses and other current assets of the Reciprocal, total assets, deferred revenue of the Reciprocal, and total liabilities. The amount of the adjustment for each balance sheet item was $11.3 million as of June 30, 2025, and $12.5 million as of September 30, 2025.
Revenue and gross profit for the second and third quarters of 2025 increased as a result of the corrections. For the three and six months ended June 30, 2025, revenue and gross profit each increased by $6.8 million, with a corresponding increase to selling and marketing expense of the same amount. For the three and nine months ended September 30, 2025, revenue and gross profit increased by $9.2 million and $16.0 million, respectively, with a corresponding increase to selling and marketing expense. These revisions did not change net income (loss) or net income (loss) attributable to Porch.
On the statements of cash flows, the adjustments resulted in a decrease of $11.3 million and $12.5 million in the change in deferred policy acquisition costs for the six months ended June 30, 2025, and the nine months September 30, 2025, respectively. The adjustments also resulted in an increase of $11.3 million and $12.5 million in the change in deferred revenue for the six months ended June 30, 2025, and the nine months September 30, 2025, respectively. These adjustments did not change net cash provided by operating activities.
The revisions will be reflected in the comparative financial statements included in future filings of our 2026 unaudited condensed consolidated financial statements within our Quarterly Reports on Form 10-Q.

Schedule I: Condensed Financial Information of Registrant
PORCH GROUP, INC.
Condensed Balance Sheets
(Parent Company Only)
(all numbers in thousands, except share amounts)

		December 31,
		2025	2024
Assets
Investment in subsidiary		$377,781	$394,953
Total assets		$377,781	$394,953

Liabilities and Stockholders’ Equity
Current liabilities
Current debt		7,772	150
Interest payable		7,183	6,015
Private warrant liability, at fair value		—	460
Accrued expenses and other current liabilities		400	57
Total current liabilities		15,355	6,682
Long-term debt		385,060	403,788
Derivative liability, at fair value	(1)	2,627	22,262
Private warrant liability, at fair value		—	—
Total liabilities		403,042	432,732
Commitments and contingencies	(2)
Stockholders’ equity
Common stock, $0.0001 par value:		11	10
Authorized shares – 400 million and 400 million, at December 31, 2025 and 2024, respectively
Issued and outstanding shares – 124.1 million and 119.8 million, at December 31, 2025 and 2024, respectively
Additional paid-in capital		622,996	717,066
Accumulated deficit		(648,268)	(754,855)
Total stockholders’ equity		(25,261)	(37,779)
Total liabilities and stockholders’ equity		$377,781	$394,953
____________________________________
(1)See Note 6, Fair Value, and Note 9, Debt, in the notes to the accompanying consolidated financial statements included in Item 8 of this Annual Report.
(2)See Note 19, Commitments and Contingencies, in the notes to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

See notes to condensed financial statements.
See Accompanying Report of Independent Registered Public Accounting Firm.

PORCH GROUP, INC.
Condensed Statements of Comprehensive Income (Loss)
(Parent Company Only)
(all numbers in thousands)

		Year Ended December 31,
		2025	2024	2023
Operating expenses:
General and administrative		$3,131	$3,246	$2,863
Operating loss		(3,131)	(3,246)	(2,863)
Other income (expense):
Interest expense		(52,184)	(43,174)	(29,946)
Change in fair value of earnout liability		—	—	44
Change in fair value of private warrant liability	(1)	(4,013)	691	(444)
Change in fair value of derivatives	(1)	19,635	5,869	(4,261)
Gain on extinguishment of debt		395	27,436	81,354
Equity in net income (loss) of subsidiary		54,616	(20,405)	(177,817)
Total other income (expense)		18,449	(29,583)	(131,070)
Loss before income taxes		15,318	(32,829)	(133,933)
Income tax benefit (expense)		—	—	—
Net loss and comprehensive loss		$15,318	$(32,829)	$(133,933)
____________________________________
(1)See Note 6, Fair Value, in the notes to the accompanying consolidated financial statements included in Item 8 of this Annual Report.

See notes to condensed financial statements.
See Accompanying Report of Independent Registered Public Accounting Firm.

PORCH GROUP, INC.
Condensed Statements of Cash Flows
(Parent Company Only)
(all numbers in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$15,318	$(32,829)	$(133,933)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in net loss of subsidiary	(54,616)	20,405	177,817
Gain on extinguishment of debt	(395)	(27,436)	(81,354)
Stock-based compensation	1,053	1,160	583
Loss (gain) on remeasurement of earnout liability	—	—	(44)
Loss (gain) on remeasurement of private warrant liability	4,013	(691)	444
Change in fair value of derivatives	(19,635)	(5,869)	4,261
Non-cash interest expense	29,246	25,107	18,264
Change in operating assets and liabilities, net of acquisitions and divestitures
Accrued expenses and other current liabilities	343	(162)	166
Interest payable	(6,018)	(6,116)	(939)
Net cash used in operating activities	(30,691)	(26,431)	(14,735)
Cash flows from investing activities:
Net (investment) return of capital in subsidiary	52,860	50,138	(90,457)
Net cash provided by (used in) investing activities	52,860	50,138	(90,457)
Cash flows from financing activities:
Repayments of principal and related fees	(68,164)	(23,368)	(150)
Cash paid for issuance costs	(2,206)	—	(4,694)
Proceeds from debt issuance, net of fees	51,000	—	116,667
Proceeds from exercises of warrants	104	—	—
Proceeds from exercises of stock options	1,521	1,137	26
Proceeds from sale of common stock	—	—	190
Income tax withholdings paid upon vesting of restricted stock units	(4,424)	(1,476)	(1,239)
Repurchases of stock	—	—	(5,608)
Net cash provided by (used in) financing activities	(22,169)	(23,707)	105,192
Net change in cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash, beginning of period	—	—	—
Cash, cash equivalents, and restricted cash end of period	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities
Non-cash reduction of convertible notes, net	$14,958	$—	$—
Non-cash warrant exercises	4,473	—	—
Supplemental disclosures
Cash paid for interest	$29,006	$23,763	$12,212
See notes to condensed financial statements.
See Accompanying Report of Independent Registered Public Accounting Firm.

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
Debt
The information relating to current debt, long-term debt, and interest expense relates to our convertible senior notes and is described in Note 9, Debt, in the notes to the accompanying consolidated financial statements.
Condensed Statements of Cash Flows
The Parent Company does not hold any cash but has access to funds maintained in Porch.com, Inc., to meet its holding company obligation.
Commitments and Contingencies
See Note 19, Commitments and Contingencies, to the accompanying consolidated financial statements included in Item 8 of this Annual Report for information regarding pending and threatened litigation.
Income Taxes
The Parent Company’s financial statements recognize the current and deferred income tax consequences that result from its activities pursuant to the provisions of ASC Topic 740, Accounting for Income Taxes, as if it were a separate taxpayer rather than a member of the Parent Company’s consolidated income tax group. No income tax benefit would be recognized for its net operating loss and other deferred tax assets because realization of these future deductions would not meet the more likely than not standard such that they would be subject to a full valuation allowance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation we concluded that the system of internal control over financial reporting was effective as of December 31, 2025.
We have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included below.
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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Porch Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Bellevue, Washington
February 19, 2026

Item 9B. Other Information
Shawn Tabak, our Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement on November 19, 2025 (as such term is defined in Item 408(a) of Regulation S-K) (the “10b5-1 Plan”). The 10b5-1 Plan is scheduled to terminate on March 31, 2027, and covers the sale of up to an aggregate of 140,000 shares of the Company’s common stock. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.

No other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K) during the fourth quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item of Form 10-K will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

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

4.9
Indenture, dated as of May 27, 2025, by and between Porch Group, Inc. and U.S. Bank Trust Company, National Association, in its capacity as trustee thereunder (incorporate by reference to Exhibit 4.1 of the Company’s For 8-K (File No. 001-39142), filed with the SEC on May 28, 2025).

4.10	Form of 9.00% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 28, 2025).

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

10.4#	Porch Group, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K (File No. 001-39142), filed with the SEC on February 25, 2025).
10.5#	Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-253778) filed with the SEC on March 2, 2021).
10.6	Form of Stock Award Agreement under Porch Group, Inc. 2020 Stock Incentive Plan.
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

10.9#*	Form of Senior Level Performance Bonus Plan.
10.10#
Form of Stock Option Agreement under Porch.com, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on August 16, 2021).

10.11#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K (File No. 001-39142), filed with the SEC on February 25, 2025).
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

10.14
Form of Capped Call Confirmation between Porch Group, Inc. and each of the option counterparties (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on September 17, 2021).

10.15#
CFO Employment Agreement, by and between Porch Group, Inc. and Shawn Tabak, dated November 2, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on November 2, 2022).

10.16+†
Business Collaboration Agreement, dated January 19, 2024, among Porch Group, Inc., Porch.com, Inc., Aon Corp. and Aon Re, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on January 25, 2024).

10.17
Attorney-in-Fact Agreement, dated January 1, 2025, by and between Porch Insurance Reciprocal Exchange and Porch Risk Management Services LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on January 7, 2025).

10.18#
Form of Performance-Based Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 8, 2025).

10.19#	Form of Restricted Stock Unit Award Notice and Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on April 8, 2025).
10.20#	Form of Unrestricted Stock Award Notice and Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-39142), filed with the SEC on May 8, 2025).
10.21	Form of Exchange and Subscription Agreement (incorporate by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on May 20, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K (File No, 001-39142), filed with the SEC on February 25, 2025).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2026.

PORCH GROUP, INC.

By:	/s/ Matthew Ehrlichman
Matthew Ehrlichman
Chairman of the Board of Directors, and Chief Executive Officer
Power of Attorney
Each person whose signature appears below hereby constitutes and appoints Matthew Ehrlichman, Shawn Tabak, and Meghan Silver, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to execute any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Matthew Ehrlichman	Chief Executive Officer and Chairman	February 19, 2026
Matthew Ehrlichman	(principal executive officer)

/s/ Shawn Tabak	Chief Financial Officer	February 19, 2026
Shawn Tabak	(principal financial officer and principal accounting officer)

/s/ Sean Kell	Director	February 19, 2026
Sean Kell

/s/ Rachel Lam	Director	February 19, 2026
Rachel Lam

/s/ Alan Pickerill	Director	February 19, 2026
Alan Pickerill

/s/ Amanda Reierson	Director	February 19, 2026
Amanda Reierson

/s/ Maurice Tulloch	Director	February 19, 2026
Maurice Tulloch

/s/ Camilla Velasquez	Director	February 19, 2026
Camilla Velasquez

/s/ Regi Vengalil	Director	February 19, 2026
Regi Vengalil