Form 10-Q
period 2026-03-31
Porch Group, Inc.
filed 2026-04-28
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of April 23, 2026, was 127,715,478. This includes 18,312,208 shares of common stock held by Porch Reciprocal Exchange, the registrant’s affiliate. These shares held by our affiliate are considered treasury shares for GAAP accounting purposes and under Delaware law are not considered outstanding for quorum and are not entitled to vote.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

		March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents		$64,202	$44,676
Accounts receivable, net		12,100	11,307
Short-term investments		4,215	12,616
Prepaid expenses		7,542	6,440
Restricted cash and cash equivalents		8,060	8,503
Other current assets		5,334	4,666
Total current assets		101,453	88,208
Property, equipment, and software, net		29,600	27,607
Goodwill		191,907	191,907
Long-term investments		57,597	55,412
Intangible assets, net		28,815	30,492
Other assets		6,381	6,541
Assets of Reciprocal:	(1)
Cash and cash equivalents, including restricted		107,094	115,932
Accounts receivable, net		10,396	9,054
Short-term investments		9,483	7,664
Reinsurance balance due		38,409	37,653
Prepaid expenses and other current assets		3,223	3,945
Deferred policy acquisition costs		28,469	26,707
Intangible assets, net		22,356	23,319
Long-term investments		171,399	172,978
Other assets		—	4
Total assets		$806,582	$797,423
______________________________________
(1)Porch Reciprocal Exchange (the “Reciprocal”) is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited) - Continued
(all numbers in thousands unless otherwise stated, except per share data)

		March 31, 2026	December 31, 2025
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable		$3,431	$4,046
Accrued expenses and other current liabilities		52,193	38,877
Deferred revenue		4,161	4,552
Refundable customer deposits		11,773	12,535
Current debt		7,782	7,772
Total current liabilities		79,340	67,782
Long-term debt		391,263	385,060
Other liabilities		12,046	14,987
Liabilities of Reciprocal:	(1)
Accounts payable and other current liabilities		7,768	13,838
Deferred revenue		215,235	219,559
Losses and loss adjustment expense reserves		47,448	49,159
Other insurance liabilities, current		26,357	23,834
Other liabilities		818	818
Total liabilities		780,275	775,037

Commitments and contingencies (Note 16)

Stockholders' equity
Common stock, $0.0001 par value per share		11	11
Additional paid-in capital		630,397	622,996
Accumulated other comprehensive income (loss)		(316)	642
Accumulated deficit		(655,492)	(648,268)
Porch stockholders' deficit		(25,400)	(24,619)
Noncontrolling interest related to the Reciprocal		51,707	47,005
Total stockholders' equity		26,307	22,386

Total liabilities and stockholders' equity		$806,582	$797,423
______________________________________
(1)The Reciprocal is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(all numbers in thousands unless otherwise state, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$121,123	$104,745
Cost of revenue	30,275	39,297
Gross profit	90,848	65,448
Operating expenses:
Selling and marketing	40,064	29,516
Product and technology	13,031	13,201
General and administrative	25,938	23,997
Operating income (loss)	11,815	(1,266)
Other income (expense):
Interest expense	(14,606)	(11,246)
Change in fair value of private warrant liability	—	(732)
Change in fair value of derivatives	1,767	6,673
Investment income and realized gains and losses, net of investment expenses	3,398	2,810
Other income, net	1,367	8,400
Total other income (expense)	(8,074)	5,905
Income before income taxes	3,741	4,639
Income tax expense	(1,805)	(903)
Net income	1,936	3,736
Less: Net income (loss) attributable to the Reciprocal	6,649	(4,659)
Net income (loss) attributable to Porch	$(4,713)	$8,395

Earnings Per Share - Basic
Net income (loss) attributable to Porch per share - basic	$(0.04)	$0.08
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - basic	106,073	101,703

Earnings Per Share - Diluted
Net income (loss) attributable to Porch per share - diluted	$(0.04)	$0.07
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - diluted	106,073	113,304

Comprehensive Income
Net income	$1,936	$3,736
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	(2,911)	2,610
Comprehensive income (loss)	(975)	6,346
Less: Comprehensive income (loss) attributable to the Reciprocal	4,696	(2,277)
Comprehensive income (loss) attributable to Porch	$(5,671)	$8,623
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Noncontrolling Interest (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of December 31, 2025	105,809	(1)	$11	$622,996	$642	$(648,268)	$(24,619)	$47,005	$22,386
Net income (loss)	—		—	—	—	(4,713)	(4,713)	6,649	1,936
Other comprehensive loss, net of tax	—		—	—	(958)	—	(958)	(1,953)	(2,911)
Repurchases of common stock	(334)		—	—	—	(2,511)	(2,511)	—	(2,511)
Stock-based compensation	330		—	7,283	—	—	7,283	—	7,283
Exercise of stock options	49		—	118	—	—	118	—	118
Reciprocal subscriber contributions	—		—	—	—	—	—	6	6
Balances as of March 31, 2026	105,854	(1)	$11	$630,397	$(316)	$(655,492)	$(25,400)	$51,707	$26,307

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of December 31, 2024	101,458	(2)	$10	$717,066	$(5,446)	$(754,855)	$(43,225)	$—	$(43,225)
Net income (loss)	—		—	—	—	8,395	8,395	(4,659)	3,736
Other comprehensive income, net of tax	—		—	—	228	—	228	2,382	2,610
Formation of Reciprocal	—		—	(138,096)	5,502	109,948	(22,646)	22,646	—
Stock-based compensation	374		—	4,910	—	—	4,910	—	4,910
Exercise of stock options	41		—	93	—	—	93	—	93
Income tax withholdings	(36)		—	(173)	—	—	(173)	—	(173)
Balances as of March 31, 2025	101,837	(1)	$10	$583,800	$284	$(636,512)	$(52,418)	$20,369	$(32,049)
______________________________________
(1)Excludes 18.3 million shares of common stock held by the Reciprocal (following the distribution of such shares to the Reciprocal in connection with the sale of Homeowners of America (“HOA”) to the Reciprocal in 2025).
(2)Excludes 18.3 million shares of common stock held by HOA as of December 31, 2024.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements..

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,936	$3,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,078	5,985
Provision for doubtful accounts	1,533	1,393
Change in fair value of private warrant liability	—	732
Change in fair value of derivatives	(1,767)	(6,673)
Stock-based compensation	7,283	4,910
Non-cash interest expense	14,856	11,334
Other operating activities	(1,007)	(38)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(3,660)	(753)
Reinsurance balance due	(764)	(2,081)
Deferred policy acquisition costs	(1,762)	1,544
Prepaid expenses and other current assets	(5,744)	(2,823)
Accounts payable	(355)	1,163
Accrued expenses and other current liabilities	(2,274)	99
Losses and loss adjustment expense reserves	(1,712)	4,027
Other insurance liabilities, current	2,523	(7,440)
Deferred revenue	(4,820)	(26,238)
Refundable customer deposits	(762)	138
Other assets and liabilities, net	4,440	(193)
Net cash provided by (used in) operating activities	13,022	(11,178)
Cash flows from investing activities:
Purchases of property and equipment	(176)	(65)
Capitalized internal use software development costs	(3,555)	(3,281)
Purchases of short-term and long-term investments	(30,093)	(40,901)
Maturities, sales of short-term and long-term investments	33,434	24,879
Net cash used in investing activities	(390)	(19,368)
Cash flows from financing activities:
Repayments of principal	—	(150)
Repurchase of stock	(2,511)	—
Other financing activities	124	(79)
Net cash used in financing activities	(2,387)	(229)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$10,245	$(30,775)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	169,111	196,782
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$179,356	$166,007

Supplemental schedule of non-cash investing and financing activities
Non-cash additions of internally developed software	$1,135	$—
Supplemental disclosures
Cash paid for interest	$41	$12
Income taxes paid	$8,259	$89

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company—one designed to stand out in a massive and growing market. Our strategy is built on three differentiators that set us apart.
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
Beyond insurance, Porch is a leader in the home software-as-a-service (“SaaS”) space, serving approximately 22 thousand companies across industries essential to the home-buying process—home inspectors, title companies, mortgage providers, and more. Our deep relationships and proprietary data give us unique visibility into approximately 90% of U.S. homebuyers and approximately 90% of U.S. homes, enabling superior risk assessment and competitive pricing.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries as well as the Reciprocal, a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The Reciprocal is managed, but not owned by, Porch and is consolidated at this time as a VIE for reporting purposes. All significant intercompany accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 20, 2026. The information as of December 31, 2025, included in the unaudited Condensed Consolidated Balance Sheets was derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year’s presentation. Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these unaudited Notes to Condensed Consolidated Financial Statements are in thousands.
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other interim period or future year due to various factors such as management estimates and the seasonal nature of some portions of our insurance business.
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
The Reciprocal has exposure and remains liable in the event of insolvency of its reinsurers. The Reciprocal and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. As of March 31, 2026, five reinsurers represented more than 10% individually, and 79% in the aggregate, of the total reinsurance balance due line item on the unaudited Condensed Consolidated Balance Sheets. There are currently no material receivables on the unaudited Condensed Consolidated Balance Sheets related to the Reciprocal’s excess-of-loss catastrophe program. See Note 12, Reinsurance for the Reciprocal, for more information.
Approximately 57% of consolidated revenue for the three months ended March 31, 2026, was derived from customers in Texas and could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of total consolidated revenue for the three months ended March 31, 2026 or 2025. As of March 31, 2026, and December 31, 2025, no individual customer accounted for 10% or more of total accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets.
As of March 31, 2026, we held approximately $168.3 million of cash with five U.S. commercial banks.
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

	March 31, 2026	December 31, 2025
Cash and cash equivalents of Porch	$64,202	$44,676
Restricted cash and cash equivalents of Porch	8,060	8,503
Cash and cash equivalents of the Reciprocal	106,524	115,373
Restricted cash and cash equivalents of the Reciprocal	570	559
Total cash, cash equivalents, and restricted cash and cash equivalents	$179,356	$169,111

The following table provides the components of restricted cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets:

		March 31, 2026	December 31, 2025
Held as collateral by captive reinsurer for benefit of the Reciprocal	(1)	$52	$7
Held for payment of possible warranty claims	(2)	7,008	7,496
Other		1,000	1,000
Restricted cash and cash equivalents		$8,060	$8,503
Restricted cash and cash equivalents of the Reciprocal:
Pledged to state departments of insurance	(3)	$570	$559
Restricted cash and cash equivalents		$8,630	$9,062
______________________________________
(1)Held by our captive reinsurance business as collateral for the benefit of the Reciprocal.
(2)Required under regulatory guidelines in 25 states and 26 states as of March 31, 2026, and December 31, 2025, respectively.
(3)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.

Accounts Receivable
Accounts receivable for Porch consist primarily of amounts due from businesses, while accounts receivable for the Reciprocal consist of amounts due from individual policyholders. We estimate allowances for credit losses based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for credit losses. The allowance for credit losses, which relates entirely to Porch, was $3.0 million and $2.7 million as of March 31, 2026, and December 31, 2025, respectively. The Reciprocal had no allowance as of either date.
Deferred Policy Acquisition Costs
The Reciprocal capitalizes deferred policy acquisitions costs (“DACs”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Reciprocal of new or renewal insurance contracts. DACs are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DACs are also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DACs are periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DACs. Amortized deferred acquisition costs included in selling and marketing expense amounted to $11.7 million and $7.7 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
The following table details the components of accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheets.

	March 31, 2026	December 31, 2025
Accrued expenses	$14,650	$15,115
Payroll liabilities	14,291	8,858
Interest payable	15,809	7,183
Sales taxes payable	4,549	4,472
Other current liabilities	2,894	3,249
Accrued expenses and other current liabilities at Porch	$52,193	$38,877

Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited Condensed Consolidated Balance Sheets. Other insurance liabilities were held by the Reciprocal as of March 31, 2026.

	March 31, 2026	December 31, 2025
Ceded reinsurance premiums payable	$3,919	$4,191
Commissions payable, reinsurers and agents	14,824	11,655
Advance premiums	5,859	5,961
Funds held under reinsurance treaty	1,211	1,335
General and accrued expenses payable	544	692
Other insurance liabilities, current	$26,357	$23,834

Accounting Standards Not Yet Adopted
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
Accounting Standards Recently Adopted
On January 1, 2026, we adopted ASU 2024-04, Debt - Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We adopted ASU 2024-04 using a prospective method. ASU 2024-04 did not have a material impact on our consolidated financial statements and related disclosures.
On January 1, 2026, we adopted ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient related to estimating expected credit losses. The practical expedient allows entities to assume that conditions that exist when expected credit losses are estimated do not change for the remaining life of the asset. We adopted ASU 2025-05 using a prospective method. ASU 2025-05 did not have a material impact on our consolidated financial statements and related disclosures.

Note 2. Segment Information
We have four reportable segments that are also our operating segments: Insurance Services, Software & Data, Consumer Services, and Reciprocal Segment. The Reciprocal Segment, is managed, but not owned, by Porch and is consolidated for reporting purposes. Reportable segments were identified based on how the chief operating decision-maker (“CODM”) manages the business, makes operating decisions, and evaluates operating and financial performance. Our chief executive officer acts as the CODM and reviews financial and operational information for our reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance.
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
Our Consumer Services segment provides warranty products through Porch Warranty and other warranty brands to protect the whole home. Our Consumer Services segment also provides moving-related services such as movers, TV/Internet, and security.
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

		Three Months Ended March 31, 2026
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	$74,671	$21,932	$15,141	$—	$51,283	$(41,904)	$121,123
Cost of revenue		10,887	5,404	1,972	—	14,985	(2,973)	30,275
Gross Profit		63,784	16,528	13,169	—	36,298	(38,931)	90,848

Significant expenses:
Selling and marketing		35,664	8,565	10,252	370	7,069	(21,856)	40,064
Product and technology		2,754	4,747	626	4,139	765	—	13,031
General and administrative		4,425	1,837	3,620	14,040	19,088	(17,072)	25,938
Other segment items:
Depreciation and amortization	(2)	(109)	(2,529)	(851)
Stock-based compensation expense	(2)	(977)	(541)	(408)
Interest income on intercompany surplus notes		(3,500)	—	—
Change in fair value of contingent consideration		—	—	13
Other gains and losses	(3)	(1,968)	—	—
Other items		4	(119)	(77)
Adjusted EBITDA (Loss)		$27,491	$4,568	$(6)

Other income (expense):
Interest expense						(4)		(14,606)
Change in fair value of derivatives						—		1,767
Investment income and realized gains and losses, net of investment expenses						2,548		3,398
Other income						—		1,367
Interest expense on intercompany surplus notes						(3,500)		—
Income tax expense						(1,768)		(1,805)
Net income						6,652		1,936
Net income attributable to the Reciprocal								6,649
Net loss attributable to Porch								$(4,713)
______________________________________
(1)Revenue includes intersegment revenues of $66.4 million in Insurance Services (which includes fees, commissions, and reinsurance premiums paid by the Reciprocal to Insurance Services), $2.3 million in Software & Data, and $(26.8) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

		Three Months Ended March 31, 2025
		Insurance Services	Software & Data	Consumer Services	Corporate	Reciprocal Segment	Eliminations	Total
Revenue	(1)	$49,806	$21,999	$14,721	$—	$39,938	$(21,719)	$104,745
Cost of revenue		7,481	5,506	2,490	—	26,249	(2,429)	39,297
Gross Profit		42,325	16,493	12,231	—	13,689	(19,290)	65,448

Significant expenses:
Selling and marketing		15,527	9,169	9,798	408	7,411	(12,797)	29,516
Product and technology		2,451	4,288	1,131	4,196	1,135	—	13,201
General and administrative		4,377	2,508	3,301	12,701	7,603	(6,493)	23,997
Other segment items:
Depreciation and amortization	(2)	(91)	(3,479)	(885)
Stock-based compensation expense	(2)	(679)	(556)	(388)
Interest income on intercompany surplus notes		(3,674)	—	—
Change in fair value of contingent consideration		—	—	28
Other gains and losses	(3)	(1,320)	—	—
Other		(75)	(8)	(84)
Adjusted EBITDA (Loss)		25,809	4,571	(670)

Other income (expense):
Interest expense						(51)		(11,246)
Change in fair value of private warrant liability						—		(732)
Change in fair value of derivatives						—		6,673
Investment income and realized gains and losses, net of investment expenses						2,415		2,810
Other income						—		8,400
Interest expense on intercompany surplus notes						(3,674)		—
Income tax expense						(889)		(903)
Net income (loss)						(4,659)		3,736
Net loss attributable to the Reciprocal								(4,659)
Net income attributable to Porch								$8,395
______________________________________
(1)Revenue includes intersegment revenues of $45.4 million in Insurance Services (which includes fees, commissions, and reinsurance premiums paid by the Reciprocal Segment to Insurance Services), $2.0 million in Software & Data, and $(25.6) million in revenue offsets in the Reciprocal Segment.
(2)Depreciation, amortization, and stock-based compensation are included in Cost of revenue, Selling and marketing, Product and technology, and General and administrative lines above and are excluded from Adjusted EBITDA (Loss).
(3)Other gains and losses primarily includes investment income and some recoveries of reinsurance losses.

The following table presents a reconciliation of segment profitability measures to consolidated net income (loss).

	Three Months Ended March 31,
	2026	2025
Segment Profitability Measures:
Insurance Services Adjusted EBITDA	$27,491	$25,809
Software & Data Adjusted EBITDA	4,568	4,571
Consumer Services Adjusted EBITDA Loss	(6)	(670)
Reciprocal Segment Net Income (Loss)	6,652	(4,659)
Subtotal	38,705	25,051
Reconciling items:
Corporate expenses	(12,351)	(12,849)
Interest expense	(14,602)	(11,195)
Income tax provision	(37)	(14)
Depreciation and amortization	(4,115)	(5,024)
Other income, net	17	7,162
Stock-based compensation expense	(7,283)	(4,910)
Mark-to-market gains	1,780	5,969
Other	(178)	(454)
Net income	$1,936	$3,736
The CODM does not review assets on a segment basis other than the assets of the Reciprocal Segment that are presented on the unaudited Condensed Consolidated Balance Sheets as required for VIE disclosure.
All of our revenue is generated in the United States except for an immaterial amount. As of March 31, 2026, and December 31, 2025, we did not have material assets located outside of the United States.

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
In 2025, we completed the formation of the Reciprocal, a Texas-domiciled reciprocal insurance exchange. In connection with the formation, we completed the sale of our legacy homeowners insurance carrier, HOA, to the Reciprocal and formed a management company that acts as the operator for the Reciprocal. The Reciprocal, now the owner of HOA, writes homeowners insurance policies that are sold to its subscribers. Following the sale, HOA became a wholly owned subsidiary of the Reciprocal.
We consolidate the Reciprocal since (1) we have provided surplus notes to the Reciprocal and would absorb any expected losses that could potentially be significant to the Reciprocal, including through the interest associated with surplus notes due to Porch from the Reciprocal and (2) we manage the business operations of the Reciprocal and therefore have the power to direct the activities that most significantly impact the economic performance of the Reciprocal. The Reciprocal’s anticipated economic performance is driven by its underwriting and investment results. We receive a management fee for the services provided to the Reciprocal. The management fee revenues are based upon all premiums written or assumed by the Reciprocal (including HOA).
The assets of the Reciprocal can be used only to settle the obligations of the Reciprocal for which creditors and other beneficial owners have no recourse to Porch. We have no obligation related to any underwriting and/or investment losses experienced by the Reciprocal. There were $106 million of surplus notes outstanding as of March 31, 2026, and December 31, 2025. The effects of the transactions between Porch and the Reciprocal are eliminated in consolidation to derive consolidated net income. However, the management fee income earned is reported in net income (loss) attributable to Porch and is included in basic and diluted earnings per share.

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

		Three Months Ended March 31,
		2026	2025
Transactional		$6,344	$6,388
Recurring	(1)	105,400	80,138
Intercompany revenue		(2,306)	(1,980)
		109,438	84,546
Insurance carrier		51,283	39,938
Intercompany revenue		(39,598)	(19,739)
Total revenue	(2)	$121,123	$104,745
______________________________________
(1)Revenue recognized during the three months ended March 31, 2026 and 2025, includes revenue that is accounted for in accordance with ASC Topic 460, Guarantees, separately from revenue from contracts with customers. Revenue accounted for under ASC Topic 460 was $8.7 million and $8.2 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Revenue recognized during the three months ended March 31, 2026 and 2025, includes revenue that is accounted for in accordance with ASC Topic 944, Financial Services-Insurance, separately from the revenue from contracts with customers. Revenue accounted for under ASC Topic 944 was $19.6 million and $65.6 million for the three months ended March 31, 2026 and 2025, respectively.

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
Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the three months ended March 31, 2026, is presented below:

Balance at December 31, 2025	$3,117
Estimated lifetime value of commissions on insurance policies sold by carriers	495
Cash receipts	(176)
Balance at March 31, 2026	$3,436

As of March 31, 2026, and December 31, 2025, $0.7 million and $0.6 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets. The remaining $2.8 million and $2.5 million of contract assets as of March 31, 2026, and December 31, 2025, respectively, are expected to be collected after the immediately following 12 months and were included in other assets on the unaudited Condensed Consolidated Balance Sheets.

Deferred Revenue
A summary of the activity impacting Software & Data segment deferred revenue balances during the three months ended March 31, 2026, is presented below:

Balance at December 31, 2025	$2,699
Revenue recognized	(3,609)
Additional amounts deferred	3,017
Balance at March 31, 2026	$2,107
Revenue recognized for performance obligations satisfied during the three months ended March 31, 2026, includes $2.7 million that was included in the deferred revenue balances as of December 31, 2025.
Deferred revenue on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, includes $215.2 million and $219.6 million, respectively, of deferred revenue related to the Reciprocal Segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited Condensed Consolidated Balance Sheets, is immaterial as of March 31, 2026, and December 31, 2025.
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
Warranty Revenue and Related Balance Sheet Disclosures
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. As of March 31, 2026, and December 31, 2025, we had $0.2 million and $0.2 million, respectively, of capitalized costs in prepaid expenses and other current assets. As of March 31, 2026, and December 31, 2025, we had $0.4 million and $0.5 million, respectively, in other assets on the unaudited Condensed Consolidated Balance Sheets.
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. The following table provides balances as of the dates shown.

		March 31, 2026	December 31, 2025
Refundable customer deposits		$11,480	$12,379
Deferred revenue		$2,054	$1,853
Non-current deferred revenue	(1)	$1,904	$2,010
____________________________________
(1)Non-current deferred revenue is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2026 and 2025, we incurred $0.5 million and $1.1 million, respectively, in expenses related to warranty claims.

Note 5. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended March 31,
	2026	2025
Investment income, net of investment expenses	$3,358	$2,838
Realized gains on investments	85	74
Realized losses on investments	(45)	(102)
Investment income and realized gains and losses, net of investment expenses	$3,398	$2,810

Investments Held by Porch
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

		March 31, 2026
		Amortized Cost	Gross Unrealized		Fair Value
			Gains	Losses
U.S. Treasuries		$3,489	$10	$—	$3,499
Obligations of states, municipalities and political subdivisions		1,830	17	—	1,847
Corporate bonds		37,571	90	(322)	37,339
Residential and commercial mortgage-backed securities		19,157	73	(103)	19,127
Other loan-backed and structured securities		—	—	—	—
Total investment securities	(1)	$62,047	$190	$(425)	$61,812
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$13,330	$43	$(3)	$13,370
Obligations of states, municipalities and political subdivisions	2,039	31	—	2,070
Corporate bonds	31,123	202	(46)	31,279
Residential and commercial mortgage-backed securities	20,812	520	(23)	21,309
Other loan-backed and structured securities	—	—	—	—
Total investment securities	$67,304	$796	$(72)	$68,028

The amortized cost and fair value of securities held by our captive reinsurance business at March 31, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		March 31, 2026
Remaining Time to Maturity		Amortized Cost	Fair Value
Due in one year or less		$3,077	$3,082
Due after one year through five years		33,766	33,676
Due after five years through ten years		6,047	5,927
Due after ten years		—	—
Residential and commercial mortgage-backed securities		19,157	19,127
Other loan-backed and structured securities		—	—
Total	(1)	$62,047	$61,812
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of HOA.

Securities held by our captive reinsurance business with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

		Less Than Twelve Months		Twelve Months or Greater		Total
As of March 31, 2026		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries		$—	$2,518	$—	$—	$—	$2,518
Obligations of states, municipalities and political subdivisions		—	—	—	—	—	—
Corporate bonds		(322)	25,369	—	—	(322)	25,369
Residential and commercial mortgage-backed securities		(103)	11,727	—	—	(103)	11,727
Other loan-backed and structured securities		—	—	—	—	—	—
Total securities	(1)	$(425)	$39,614	$—	$—	$(425)	$39,614
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.

At March 31, 2026, there were 72 securities, held by our captive reinsurance business as collateral for the benefit of the Reciprocal, in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

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

At December 31, 2025, there were thirty-nine securities in an unrealized loss position.
Investments Held by the Reciprocal (Consolidated VIE)
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities held by the Reciprocal.

	March 31, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$8,656	$14	$(135)	$8,535
Obligations of states, municipalities and political subdivisions	11,710	48	(366)	11,392
Corporate bonds	65,052	403	(998)	64,457
Residential and commercial mortgage-backed securities	77,946	503	(1,185)	77,264
Other loan-backed and structured securities	19,247	112	(125)	19,234
Total investment securities held by the consolidated VIE	$182,611	$1,080	$(2,809)	$180,882

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$9,695	$40	$(102)	$9,633
Obligations of states, municipalities and political subdivisions	12,688	112	(406)	12,394
Corporate bonds	62,808	1,078	(777)	63,109
Residential and commercial mortgage-backed securities	77,824	1,017	(873)	77,968
Other loan-backed and structured securities	17,396	196	(54)	17,538
Total investment securities	$180,411	$2,443	$(2,212)	$180,642
The amortized cost and fair value of securities held by the Reciprocal at March 31, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$7,429	$7,356
Due after one year through five years	40,310	39,870
Due after five years through ten years	34,623	34,232
Due after ten years	3,056	2,926
Residential and commercial mortgage-backed securities	77,946	77,264
Other loan-backed and structured securities	19,247	19,234
Total	$182,611	$180,882
Securities held by the Reciprocal with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of March 31, 2026	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(4)	$1,902	$(131)	$3,862	$(135)	$5,764
Obligations of states, municipalities and political subdivisions	(7)	51	(359)	6,981	(366)	7,032
Corporate bonds	(95)	8,098	(903)	19,898	(998)	27,996
Residential and commercial mortgage-backed securities	(64)	7,195	(1,121)	24,900	(1,185)	32,095
Other loan-backed and structured securities	(72)	5,440	(53)	2,459	(125)	7,899
Total securities held by the consolidated VIE	$(242)	$22,686	$(2,567)	$58,100	$(2,809)	$80,786
At March 31, 2026, there were 253 securities in an unrealized loss position held by the Reciprocal. Of these securities, 186 had been in an unrealized loss position for 12 months or longer as of March 31, 2026.

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2025	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(102)	$3,011	$—	$—	$(102)	$3,011
Obligations of states, municipalities and political subdivisions	$(361)	$5,250	$(45)	$1,127	(406)	6,377
Corporate bonds	$(681)	$13,179	$(96)	$1,300	(777)	14,479
Residential and commercial mortgage-backed securities	$(661)	$15,453	$(212)	$1,346	(873)	16,799
Other loan-backed and structured securities	$(54)	$1,525	$—	$—	(54)	1,525
Total securities held by the consolidated VIE	$(1,859)	$38,418	$(353)	$3,773	$(2,212)	$42,191
At December 31, 2025, there were 250 securities in an unrealized loss position.
We believe there were no fundamental issues, such as credit losses or other factors, with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at March 31, 2026.

Note 6. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurement as of March 31, 2026
		Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds		$132	$—	$—	$132
Debt securities:
U.S. Treasuries		—	3,499	—	3,499
Obligations of states, municipalities and political subdivisions		—	1,847	—	1,847
Corporate bonds		—	37,339	—	37,339
Residential and commercial mortgage-backed securities		—	19,127	—	19,127
Other loan-backed and structured securities		—	—	—	—
Asset of Reciprocal (a consolidated variable interest entity):
Money market mutual funds		18,111	—	—	18,111
Debt securities:
U.S. Treasuries		—	8,535	—	8,535
Obligations of states, municipalities and political subdivisions		—	11,392	—	11,392
Corporate bonds		—	64,457	—	64,457
Residential and commercial mortgage-backed securities		—	77,264	—	77,264
Other loan-backed and structured securities		—	19,234	—	19,234
		$18,243	$242,694	$—	$260,937
Liabilities
Contingent consideration - business combinations	(1)	$—	$—	$26	$26
Embedded derivatives	(2)	—	—	860	860
		$—	$—	$886	$886
______________________________________
(1)The liability for contingent considerations related to business combinations is included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026.
(2)The embedded derivatives liability is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026.

		Fair Value Measurement as of December 31, 2025
		Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds		$7	$—	$—	$7
Debt securities:
U.S. Treasuries		13,370	—	—	13,370
Obligations of states, municipalities and political subdivisions		—	2,070	—	2,070
Corporate bonds		—	31,279	—	31,279
Residential and commercial mortgage-backed securities		—	21,309	—	21,309
Other loan-backed and structured securities		—	—	—	—
Asset of Reciprocal (a consolidated variable interest entity):
Money market mutual funds		25,047	—	—	25,047
Debt securities:					—
U.S. Treasuries		9,633	—	—	9,633
Obligations of states, municipalities and political subdivisions		—	12,394	—	12,394
Corporate bonds		—	63,109	—	63,109
Residential and commercial mortgage-backed securities		—	77,968	—	77,968
Other loan-backed and structured securities		—	17,538	—	17,538
		$48,057	$225,667	$—	$273,724
Liabilities
Contingent consideration - business combinations	(1)	$—	$—	$39	$39
Embedded derivatives	(2)	—	—	2,627	2,627
		$—	$—	$2,666	$2,666
______________________________________
(1)The liability for contingent considerations related to business combinations is included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025.
(2)The embedded derivatives liability is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025.

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
Contingent Consideration – Business Combinations
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue of the contingent consideration through the maturity date of August 2026. As of March 31, 2026, the key inputs used to determine the fair value of less than $0.1 million were management’s cash flow estimate through the remaining term of less than one year. As of December 31, 2025, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimate through the remaining term of less than one year.

Embedded Derivatives
In connection with the issuance of senior secured convertible notes in April 2023 (the “2028 Notes”) and in accordance with Accounting Standards Codification 815-15, Derivatives and Hedging – Embedded Derivatives, (“ASC 815-15”) certain features of the 2028 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Repurchase option. This derivative had no value at March 31, 2026 or December 31, 2025, because in May 2025 we reduced the outstanding principal of the 2026 Notes (see Note 9, Debt) to below the $30 million threshold described in this paragraph. If more than $30 million aggregate principal amount of the 2026 Notes were to remain outstanding on June 14, 2026, the 2028 Note holders would have the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes, in principal amounts of one thousand dollars or an integral number thereof, at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023, exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of March 31, 2026, our remaining Asset Sale Threshold was $9.1 million.
In connection with the issuance of senior unsecured convertible notes in May 2025 (the “2030 Notes,” see Note 9) and in accordance with ASC 815-15, certain features of the 2030 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Additional interest. If at any time after November 27, 2025, we fail to file all reports required under the Securities Exchange Act of 1934, as amended, (after giving effect to applicable grace periods and other than Form 8-Ks) during the preceding 12-month period, or the 2030 Notes are not otherwise freely tradable under Rule 144 other than with respect to holders that are affiliates, we will be required to pay additional interest at a rate of 0.50% per annum on the outstanding principal amount to noteholders for each day we are out of compliance with these requirements (the “Additional Interest”). The value of the Additional Interest derivative was $0 at the issuance date and $0 as of March 31, 2026.
•Participation feature. If the fair market value of a distribution (arising from a spin-off, distribution of capital stock, other asset or property distribution, or distribution of securities) made to stockholders is equal to or greater than the average of the last reported sale price of our common stock over the ten consecutive trading day period ending on, and including, the trading day immediately preceding the ex-dividend date for such distribution, then each holder of the 2030 Notes will directly receive, in respect of each $1,000 principal amount thereof, the same type and amount of property that they would have received if they had already converted their senior unsecured convertible notes into shares at the then-current conversion rate. This payment will be made at the same time and on the same terms as it is made to common stockholders. If the amount of any cash dividend per share is equal to or greater than the last reported sale price of our common stock immediately before the dividend, then the holders of the 2030 Notes are entitled to receive, for each $1,000 principal amount of notes, a cash payment (without needing to convert the notes) in the amount of cash they would have received as if they owned a number of shares of common stock equal to the number of 2030 Notes held multiplied by the conversion rate on the ex-dividend date for such cash dividend or distribution. The value of the participation feature derivative was $0 at the issuance date and $0 as of March 31, 2026.
The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a repurchase, a fundamental change, qualifying asset sales, maintaining compliance with SEC regulations relative to the notes, and certain distributions to shareholders, ranging from 1% to 59%.
Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent Consideration - Business Combinations	Embedded Derivatives
Fair value as of December 31, 2025		$39	$2,627
Change in fair value, loss (gain) included in net income	(1)	(13)	(1,767)
Fair value as of March 31, 2026		$26	$860

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2024		$83	$22,262	$460
Change in fair value, loss (gain) included in net income	(1)	(28)	(6,673)	732
Fair value as of March 31, 2025		$55	$15,589	$1,192
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

Fair Value of Fixed Rate Debt
The following table summarizes the fair value of convertible senior notes (see Note 9, Debt, for more information):

	March 31, 2026	December 31, 2025
Convertible senior unsecured notes, due 2026	$7.6	$7.6
Convertible senior secured notes, due 2028	$333.3	$332.7
Convertible senior unsecured notes, due 2030	$141.7	$151.8
The fair value of the other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 7. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	March 31, 2026	December 31, 2025
Software and computer equipment	$7,324	$7,415
Furniture, office equipment, and other	569	641
Internally developed software	53,694	49,436
Leasehold improvements	379	392
	61,966	57,884
Less: Accumulated depreciation and amortization	(32,366)	(30,277)
Property, equipment, and software, net	$29,600	$27,607

Depreciation and amortization expense related to property, equipment, and software was $2.4 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

Note 8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of March 31, 2026		Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	(1)	9.0	$57,833	$(30,265)	$27,568
Acquired technology		8.0	7,980	(5,032)	2,948
Trademarks and tradenames	(2)	11.0	22,025	(9,797)	12,228
Non-compete agreements		7.0	180	(103)	77
Renewal rights	(3)	6.0	9,734	(6,344)	3,390
Insurance licenses	(4)	Indefinite	4,960	—	4,960
Total intangible assets			$102,712	$(51,541)	$51,171
______________________________________
(1)Balance includes $8.4 million of customer relationships that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of March 31, 2026.
(2)Balance includes $6.1 million of trademarks and tradenames that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of March 31, 2026.
(3)Balance includes $2.9 million of renewal rights that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of March 31, 2026.
(4)The entire insurance licenses balance is included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of March 31, 2026.

As of December 31, 2025		Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	(1)	9.0	$57,833	$(28,725)	$29,108
Acquired technology		8.0	7,980	(4,765)	3,215
Trademarks and tradenames	(2)	11.0	22,025	(9,296)	12,729
Non-compete agreements		7.0	180	(96)	84
Renewal rights	(3)	6.0	9,734	(6,019)	3,715
Insurance licenses	(4)	Indefinite	4,960	—	4,960
Total intangible assets			$102,712	$(48,901)	$53,811
______________________________________
(1)Balance includes $8.8 million of customer relationships that are included in intangible assets, net, in Assets of Reciprocal section of the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025.
(2)Balance includes $6.4 million of trademarks and tradenames that are included in intangible assets, net, in Assets of Reciprocal section of the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025.
(3)Balance includes $3.1 million of renewal rights that are included in intangible assets, net, in Assets of Reciprocal section of the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025.
(4)The entire insurance licenses balance is included in intangible assets, net, in Assets of Reciprocal section of the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025.

The aggregate amortization expense related to intangibles was $2.6 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively.
Goodwill
The following table summarizes goodwill balances by segment as of March 31, 2026.

March 31, 2026
Software & Data	$157,364
Consumer Services	34,543
Total	$191,907

We had no changes in the carrying amount of goodwill for the three months ended March 31, 2026.

Note 9. Debt
The following tables summarize outstanding debt as of March 31, 2026, and December 31, 2025.

		Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	(1)	$7,799	$(17)	$7,782
Convertible senior secured notes, due 2028		333,334	(74,138)	259,196
Convertible senior unsecured notes, due 2030		134,000	(1,933)	132,067
Balance as of March 31, 2026		$475,133	$(76,088)	$399,045
______________________________________
(1)The 2026 Notes are included in current debt in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026.

	Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	$7,799	$(27)	$7,772
Convertible senior secured notes, due 2028	333,334	(80,247)	253,087
Convertible senior unsecured notes, due 2030	134,000	(2,027)	131,973
Balance as of December 31, 2025	$475,133	$(82,301)	$392,832

2026 Convertible Senior Unsecured Notes
As of March 31, 2026, the outstanding principal on our 0.75% Convertible Senior Unsecured Notes due on September 15, 2026 (the “2026 Notes”) was $7.8 million and is included in current debt on the unaudited Condensed Consolidated Balance Sheets. We may redeem for cash all or any portion of the 2026 Notes, at our option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “2026 Note Conversion Rate”). The 2026 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026. In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under certain circumstances described in our Annual Report for the year ended December 31, 2025.
2028 Convertible Senior Secured Notes
As of March 31, 2026, the outstanding principal was $333.3 million on our 6.75% Convertible Senior Secured Notes due in 2028 (the “2028 Notes”). The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.
The 2028 Notes are senior secured obligations, accrue interest at a fixed rate of 6.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2023, and were initially issued at 95% of par value. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Each note holder has the right to require us to repurchase for cash at 100% of par value, plus accrued and unpaid interest, all of such holder’s notes on each of September 15, 2027, and March 15, 2028; provided, however, that the aggregate principal amount repurchased on each such date by all holders shall not exceed the lesser of (i) $15.0 million and (ii) 5.0% of the aggregate principal amount of the 2028 Notes outstanding on such date.
Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions
2030 Convertible Senior Unsecured Notes
As of March 31, 2026, the outstanding principal was $134.0 million on our 9.00% Convertible Senior Unsecured Notes due in 2030 (the “2030 Notes”). The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.72 per share (the “2030 Note Conversion Rate”). The 2030 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes.
Interest on the 2030 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 2030 Notes will mature on May 15, 2030, unless earlier repurchased, redeemed, or converted. Holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) on or after February 15, 2030, until the close of business on the second trading day immediately preceding the maturity date of May 15, 2030. In addition, holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding February 15, 2030, only under certain circumstances described 120% (or $18.85) of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
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
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option as described below, we would, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 101.8132 shares of common stock per one thousand dollars of principal amount of the 2030 Notes). As of March 31, 2026, none of the conditions of the 2030 Notes to early convert were met.
The 2030 Notes are also redeemable at the option of the Company on or after November 20, 2026, if the last reported sale price of Porch’s common stock has been at least 120% (or $18.85) of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.
Interest on Convertible Notes
Interest expense for our convertible senior notes includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details interest expense recognized for our convertible senior notes.

	Three Months Ended March 31,
	2026	2025
Contractual interest expense for 2026 Notes	$15	$326
Contractual interest expense for 2028 Notes	5,625	5,625
Contractual interest expense for 2030 Notes	3,015	—
Amortization of debt issuance costs and discount for 2026 Notes	10	235
Amortization of debt issuance costs and discount for 2028 Notes	6,110	5,137
Amortization of debt issuance costs for 2030 Notes	94	—
	$14,869	$11,323

The effective interest rates for the 2026 Notes, 2028 Notes, and 2030 Notes are 1.3%, 17.9%, and 9.2%, respectively.
We capitalized interest expense related to our convertible senior notes for internally developed software projects. During the three months ended March 31, 2026, and 2025, we capitalized interest of $0.3 million and $0.1 million, respectively.

Note 10. Stockholders' Equity
Common Shares Outstanding and Common Stock Equivalents
The following table shows the number of our common shares that could be issued for each component of our capital structure.

		March 31, 2026	December 31, 2025
Outstanding common shares, excluding shares held by the Reciprocal		105,854	105,809
Outstanding common shares held by the Reciprocal		18,312	18,312
Outstanding common shares, total		124,166	124,121

Common shares reserved for future issuance:
Stock options		2,765	2,815
Restricted and performance stock units and awards (Note 11)		12,176	12,469
2020 Equity Plan pool reserved for future issuance (Note 11)		16,183	10,931
Convertible senior unsecured notes, due 2026	(1)	312	312
Convertible senior secured notes, due 2028		13,332	13,332
Convertible senior unsecured notes, due 2030		8,527	8,527
Total shares of common stock outstanding and reserved for future issuance		177,461	172,507
______________________________________
(1)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of March 31, 2026. The capped calls expire on September 15, 2026.

Repurchase of Common Shares
As previously disclosed on February 11, 2026, our Board of Directors authorized us to repurchase shares of our common stock in 2026, up to an aggregate amount not to exceed $2.5 million. This is the maximum annual amount permitted under the 2028 Notes indenture.
During the three months ended March 31, 2026, we exhausted the amount authorized by our Board of Directors. We repurchased and retired 0.3 million common shares with a total cost of $2.5 million (including commissions). The cost paid in excess of the par value is included in accumulated deficit in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026.

Note 11. Stock-Based Compensation
Under our 2020 Stock Incentive Plan, employees, directors and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock awards, collectively referred to as “Equity Awards.” All Equity Awards granted during the three months ended March 31, 2026, were to employees and directors.

The following table summarizes the classification of stock-based compensation expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$42	$34
Selling and marketing	$380	$303
Product and technology	758	692
General and administrative	6,103	3,881
Total stock-based compensation expense	$7,283	$4,910

The following table summarizes Equity Award activity for the three months ended March 31, 2026.

	Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2025	2,815	5,661	6,808
Granted	—	95	—
Vested	—	(329)	—
Exercised	(49)	—	—
Forfeited, canceled or expired	(1)	(59)	—
Balances as of March 31, 2026	2,765	5,368	6,808

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2026, was $8.24.
The PRSUs granted in 2023 vested on April 7, 2026. The award was subject to three distinct performance goals of share price, revenue, and Adjusted EBITDA. The total number of shares that are expected to be issued upon settlement of these awards during the second quarter of 2026 is 5.5 million. We have adopted the sell-to-cover method (shares sold will be sold by the Company at its election, and without any discretion by the participant) as the sole means for plan participants to satisfy tax withholding obligations upon the vesting and settlement of awards.

Note 12. Reinsurance for the Reciprocal
2026 Program
As of April 1, 2026, coverage for excess-of-loss catastrophe reinsurance from a panel of third-party reinsurers started at $35.0 million for per occurrence for all perils, up to a loss of $365.0 million. We also purchased reinstatement premium protection for the first three layers of our third-party placed excess-of-loss program. In addition, our captive reinsurance entity provides reinsurance support to improve capital efficiency for the Reciprocal. Our captive reinsurer provides reinsurance coverage for risks with low earnings volatility.
2025 Program
As of April 1, 2025, coverage for excess-of-loss catastrophe reinsurance started at $25.0 million per occurrence up to a loss of $410.0 million. Additionally, the third party quota share reinsurance contracts started at 7.5% of property and casualty losses, which includes catastrophe events, bringing the effective retention for the Reciprocal from $25.0 million per occurrence to $23.1 million per occurrence. We also placed reinstatement premium protection to cover any reinstatement premiums due on the second through fourth layers.
Additionally, our captive reinsurance entity provided reinsurance support to improve capital efficiency for the Reciprocal. Our captive reinsurer only provided reinsurance coverage for risks with low earnings volatility, such as non-catastrophic weather quota share. This contract was approved for an initial period of 10 years but can be cancelled by Porch or the Reciprocal each year.

Reinsurance Impact
The effects of reinsurance on premiums written by the Reciprocal and earned for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$93,554	$97,652	$75,496	$102,380
Ceded premiums	(20,548)	(20,826)	(31,641)	(39,066)
Net premiums	$73,006	$76,826	$43,855	$63,314

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Direct losses and LAE	$22,768	$44,692
Ceded losses and LAE	(1,584)	(15,557)
Net losses and LAE	$21,184	$29,135

The detail of reinsurance balances due is as follows:

	March 31, 2026	December 31, 2025
Ceded unearned premium	$28,353	$24,654
Losses and LAE reserve	7,389	9,509
Reinsurance recoverable	3,380	3,411
Other	(713)	79
Reinsurance balance due	$38,409	$37,653

Note 13. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the three months ended March 31, 2026:

Reserve for unpaid losses and LAE at December 31, 2025	$49,159
Plus: Reinsurance recoverables on losses and LAE at December 31, 2025	(8,424)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2025	40,735
Add provisions (reductions) for losses and LAE occurring in:
Current year	22,595
Prior years	(1,409)
Net incurred losses and LAE during the current year	21,186
Deduct payments for losses and LAE occurring in:
Current year	(8,012)
Prior years	(13,850)
Net claim and LAE payments during the current year	(21,862)

Reserve for losses and LAE, net of reinsurance recoverables at March 31, 2026	40,059
Less: Reinsurance recoverables on losses and LAE at March 31, 2026	(7,389)
Reserve for unpaid losses and LAE at March 31, 2026	$47,448

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in a decrease of $1.4 million for the three months ended March 31, 2026.

Note 14. Other Income (Expense), Net
The following table details the components of other income, net, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended March 31,
	2026	2025
Interest income	$318	$418
Recoveries of losses on reinsurance contracts	924	8,024
Other, net	125	(42)
Other income, net	$1,367	$8,400

Note 15. Income Taxes
Benefit or provision for income taxes for the three months ended March 31, 2026, and 2025, was a provision of $1.8 million and $0.9 million, respectively, and the effective tax rates for these periods were 48.2% and 19.5%, respectively. The difference between our effective tax rates for the three months ended March 31, 2026 and 2025, and the U.S. statutory rate of 21% was primarily attributable to the impact of a full valuation allowance on our net deferred tax assets. Our consolidated effective tax rate increased for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to a change in the mix of income between the Reciprocal and Porch, which are treated as separate reporting entities for income tax accounting purposes.
Our income tax provision for the three months ended March 31, 2025, includes deferred federal income tax expense of $0.9 million, which was recognized in conjunction with the formation of the Reciprocal and subsequent sale of HOA to the Reciprocal. The deferred tax expense associated with this event is driven by changes to our scheduled reversal of deferred tax liabilities and assets, which is a function of the underlying impact the event has on our Federal consolidated income tax filing group.

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
Porch and/or an acquired entity, GoSmith.com, are party to a legal proceeding alleging violations of the automated calling and/or internal and National Do Not Call restrictions of the Telephone Consumer Protection Act of 1991 and a related Washington state law claim. The proceedings were commenced as thirteen separate mass tort actions brought by a single plaintiffs’ law firm in December 2019 and April/May 2020 in federal district courts throughout the United States. After an initial round of discovery, in November 2025 the United States District Court for the Western District of Washington granted the parties’ motion to dismiss 589 of the original plaintiffs, leaving approximately 350 plaintiffs remaining. This is the only remaining case, and it is subject to ongoing procedural matters. Plaintiffs seek actual, statutory, and/or treble damages, and reasonable attorneys’ fees and costs from the respective Defendants.
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

The following table summarizes the computation of basic and diluted net income (loss) attributable to Porch per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to Porch used to compute net income (loss) attributable to Porch per share - basic	$(4,713)	$8,395
Net income (loss) attributable to Porch used to compute net income (loss) attributable to Porch per share - diluted	$(4,713)	$8,395
Denominator:
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - basic	106,073	101,703
Effect of dilutive securities:
Stock Options	—	1,516
RSUs	—	4,202
PRSUs	—	5,883
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - diluted	106,073	113,304

Net income (loss) attributable to Porch per share - basic	$(0.04)	$0.08
Net income (loss) attributable to Porch per share - diluted	$(0.04)	$0.07

The following table discloses securities that were not included in the computation of diluted net loss per share

		Three Months Ended March 31,
		2026	2025
Stock options		2,765	305
Restricted stock units and awards		5,368	—
Performance restricted stock units	(1)	6,808	1,561
Private warrants		—	1,796
Convertible debt - 2026 Notes	(2)	312	6,950
Convertible debt - 2028 Notes		13,332	13,332
Convertible debt - 2030 Notes		8,527	—
______________________________________.
(1)For the three months ending March 31, 2026 and March 31, 2025, this represents the number of performance restricted stock units at the end of the period that were excluded from the computation of diluted earnings per share because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of March 31, 2026. The capped calls expire on September 15, 2026.

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
•costs related to being a public company; and
•other risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in subsequent reports filed with the Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s website at www.sec.gov.
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

Business Overview
Porch Group, Inc., together with its consolidated subsidiaries, (“Porch,” the “Company,” “we,” “our,” “us”) is a new kind of homeowners insurance company—one designed to stand out in a massive and growing market. Our strategy is built on three differentiators that set us apart.
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
Beyond insurance, Porch is a leader in the home software-as-a-service (“SaaS”) space, serving approximately 22 thousand companies across industries essential to the home-buying process—home inspectors, title companies, mortgage providers, and more. Our deep relationships and proprietary data give us unique visibility into approximately 90% of U.S. homebuyers and approximately 90% of U.S. homes, enabling superior risk assessment and competitive pricing.
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
We utilize artificial intelligence (“AI”) and machine learning tools to support and enhance certain operational activities and platform workflows across our businesses, with an emphasis on improving productivity and reducing errors while maintaining appropriate governance and regulatory compliance. For purposes of this document, AI refers to a category of technologies that enable systems to learn from data, identify patterns, automate processes, or augment human decision-making. AI may improve efficiency and accuracy in certain workflows across our software suite and insurance operations (for example, assisting with inspection report quality and speed in our home inspection business; supporting reconciliation, verification, and fraud monitoring in our real estate title and settlement software business; and enhancing insurance pricing, underwriting, claims handling, and customer service workflows). The use of these tools is subject to internal policies designed to address data security, confidentiality, and appropriate use, and outputs are reviewed by employees and are not relied upon as the sole basis for decisions where human judgment is required. Management oversees the evaluation and use of AI tools as part of our broader risk management and information security processes. We continue to evaluate the appropriate scope of our AI use and related governance as these technologies and applicable regulations evolve. While we believe responsible use of AI may create opportunities for improved efficiency and scalability over time, the development and implementation of these technologies involve risks and uncertainties, including data privacy, cybersecurity, regulatory compliance, model accuracy, and reliance on third‑party systems. See risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Segments
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
Consumer Services — Our Consumer Services segment provides warranty products through Porch Warranty and other warranty brands to protect the whole home. Our Consumer Services segment also provides moving-related services such as movers, TV/Internet, and security.
Reciprocal Segment — The Reciprocal Segment includes HOA and its parent, Porch Reciprocal Exchange, which is a member-owned reciprocal exchange, owned by policyholder members rather than Porch. The Reciprocal Segment provides consumers with insurance to protect their homes, earning revenue primarily through premiums collected on policies.
Relationship with Reciprocal
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
Basis of Presentation
The financial information herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, contained in our Annual Report on Form 10-K for the year ended December 31, 2025, and the unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. Unless otherwise noted herein, all numbers are in thousands, except per share amounts.

Recent Developments
Porch Insurance
In January 2026, the Reciprocal launched Porch Insurance, a new homeowners insurance offering that expands upon the historical HOA insurance product. While the HOA product is primarily designed to provide standard coverage, Porch Insurance is structured as a more comprehensive home protection solution that combines expanded insurance coverage with a membership‑based model. The new Porch Insurance product includes broader protections intended to address common household incidents that can result in unexpected out‑of‑pocket expenses and is designed to support faster recovery from everyday losses.
In addition to enhanced coverage, Porch Insurance includes membership benefits that extend value beyond traditional insurance by providing ongoing support related to homeownership, including maintenance, repairs, and life events such as product recalls and moving. These benefits are designed to complement the insurance coverage and are fulfilled through other Porch service offerings. Together, the combination of expanded coverage and service‑based benefits differentiates Porch Insurance from the legacy HOA product and aligns with our strategy to deliver a more integrated home services experience.
As Porch Insurance grows, this new product may provide opportunities to grow Reciprocal Written Premium (“RWP”, see Key Performance Measures and Operating Metrics section for definition), which indirectly affects the Insurance Services segment’s results through commissions and fees earned by Porch. Porch Insurance is designed to support faster premium growth by improving conversion through a differentiated product offering and pricing for good risks, alongside continued expansion in agencies and quote volume that drives the top of the funnel.

Results of Operations

Key Factors Affecting Operating Results
The following key factors affected our operating results in the three months ended March 31, 2026:
•Top-of-funnel momentum continued in our insurance business with the number of producing third-party agency branch locations increasing by 181% and quote volumes rising by 69% from the same quarter last year. Activation translated into outcomes as the higher quote volume and stronger conversion drove 196% year-over-year growth in RWP from new customers.
•Reciprocal Policies Written grew 33% year-over-year.
•In Software and Data, we implemented a price increase in our title insurance software.
•In Consumer Services, our warranty business experienced lower claims expense compared to the same period last year.
•Statutory surplus at the Reciprocal rose to $164.6 million as of March 31, 2026, an increase of $9.5 million from December 31, 2025. Capacity continues to build, supporting our ability to scale premiums while maintaining a healthy Reciprocal with $268.8 million of surplus combined with non-admitted assets as of March 31, 2026.

Three Months Ended March 31, 2026, compared to the Three Months Ended March 31, 2025
Consolidated Quarter-to-Date Results

		Three Months Ended March 31,
		2026	2025	$ Change	% Change

		(dollar amounts in thousands)
Revenue		$121,123	$104,745	$16,378	16%
Cost of revenue		30,275	39,297	(9,022)	(23)%
Gross Profit		90,848	65,448	25,400	39%

Operating expenses:
Selling and marketing		40,064	29,516	10,548	36%
Product and technology		13,031	13,201	(170)	(1)%
General and administrative		25,938	23,997	1,941	8%
Total operating expenses		79,033	66,714	12,319	18%
Operating income (loss)		11,815	(1,266)	13,081	(1,033)%
Other income (expense):
Interest expense		(14,606)	(11,246)	(3,360)	30%
Change in fair value of private warrant liability		—	(732)	732	(100)%
Change in fair value of derivatives		1,767	6,673	(4,906)	(74)%
Investment income and realized gains and losses, net of investment expenses		3,398	2,810	588	21%
Other income, net		1,367	8,400	(7,033)	(84)%
Total other income (expense)		(8,074)	5,905	(13,979)	(237)%
Income before income taxes		3,741	4,639	(898)	(19)%
Income tax expense		(1,805)	(903)	(902)	100%
Net income		1,936	3,736	(1,800)	(48)%
Less: Net income (loss) attributable to the Reciprocal		6,649	(4,659)	11,308	(243)%
Net income (loss) attributable to Porch		$(4,713)	$8,395	$(13,108)	(156)%

Net income		$1,936	$3,736	$(1,800)	(48)%
Net loss (income) attributable to the Reciprocal		(6,652)	4,659	(11,311)	(243)%
Interest expense		14,602	11,195	3,407	30%
Income tax expense		37	14	23	164%
Depreciation and amortization		4,115	5,024	(909)	(18)%
Other income, net		(17)	(7,162)	7,145	(100)%
Stock-based compensation expense		7,283	4,910	2,373	48%
Mark-to-market gains		(1,780)	(5,969)	4,189	(70)%
Other		178	454	(276)	(61)%
Adjusted EBITDA	(1)	$19,702	$16,861	$2,841	17%
Adjusted EBITDA Margin	(1)	18%	20%
______________________________________
(1)Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Porch Shareholder Interest Revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section for definitions.

Revenue. Total consolidated revenue including the Reciprocal increased by $16.4 million, or 16%, from $104.7 million in the three months ended March 31, 2025, to $121.1 million in the three months ended March 31, 2026. The increase in revenue resulted from more Reciprocal Policies Written, partially offset by a slight reduction in RWP per Policy Written. See Key Performance Measures and Operating Metrics for definition of Reciprocal Policies Written and RWP per Policy Written metrics. Revenue related to the Porch Shareholder Interest was $109.4 million in the three months ended March 31, 2026, as detailed in the following table.
Cost of revenue. Total consolidated cost of revenue including the Reciprocal decreased by $9.0 million, or 23%, from $39.3 million in the three months ended March 31, 2025, to $30.3 million in the three months ended March 31, 2026. The decrease was primarily the result of lower direct losses in the Reciprocal Segment. As a percentage of revenue, cost of revenue represented 25% of revenue in the three months ended March 31, 2026, compared with 38% in the three months ended March 31, 2025. Cost of revenue related to Porch Shareholder Interest was $18.3 million in the three months ended March 31, 2026, as detailed in the table below. Porch Shareholder Interest Cost of Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal increased by $10.5 million, or 36%, from $29.5 million in the three months ended March 31, 2025, to $40.1 million in the three months ended March 31, 2026. The increase is primarily driven by higher commission rates to third-party insurance agencies. As a percentage of revenue, selling and marketing expenses represented 33% of revenue in the three months ended March 31, 2026, compared with 28% in the three months ended March 31, 2025. Selling and marketing expense related to Porch Shareholder Interest was $52.5 million in the three months ended March 31, 2026, as detailed in the table below. Porch Shareholder Interest selling and marketing expense is greater than the consolidated amount because it includes fees and expenses related to reinsurance contracts with the Reciprocal, which are eliminated during the consolidation process. Porch Shareholder Interest Selling and Marketing is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Interest expense. Interest expense increased by $3.4 million, or 30%, from $11.2 million in the three months ended March 31, 2025, to $14.6 million in the three months ended March 31, 2026. The increase was primarily driven by the May 2025 exchange of our 0.75% 2026 Notes for newly issued 9.00% 2030 Notes. The higher coupon rate associated with the 2030 Notes contributed to the overall increase in interest expense during the period. The following table details the components of interest expense on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended March 31,
	2026	2025	$ Change
Contractual interest expense	$8,655	$5,951	$2,704
Amortization of debt issuance costs and discount	6,214	5,372	842
Capitalized interest and other	(263)	(77)	(186)
Total interest expense	$14,606	$11,246	$3,360
Change in fair value of derivatives. The gain recognized for the change in fair value of derivatives decreased in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The fair value of derivatives is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements. The change in fair value of derivatives relates entirely to Porch Shareholder Interest.
Other income, net. Total consolidated other income, net, including the Reciprocal, decreased by $7.0 million from $8.4 million in the three months ended March 31, 2025, to $1.4 million in the three months ended March 31, 2026. The decrease is primarily due to non-recurring recovery on reinsurance contracts that occurred in the three months ended March 31, 2025. Other income, net, related to Porch Shareholder Interest was $4.9 million in the three months ended March 31, 2026. Porch Shareholder Interest other income, net, is greater than the consolidated amount because it includes interest income on surplus notes with the Reciprocal, which is eliminated during the consolidation process. Porch Shareholder Interest Other Income is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Income tax expense. Income tax provision of $1.8 million and income tax provision of $0.9 million were recognized for the three months ended March 31, 2026 and 2025, respectively, and the effective tax rates for these periods were 48.2% and 19.5%, respectively. The difference between our effective tax rates for the three months ended March 31, 2026 and 2025, and the U.S. statutory rate of 21% was primarily attributable to the impact of a full valuation allowance on our net deferred tax assets. Our consolidated effective tax rate increased for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to a change in the mix of income between the Reciprocal and Porch, which are treated as separate reporting entities for income tax accounting purposes.
Adjusted EBITDA. Adjusted EBITDA (Loss) for the three months ended March 31, 2026, was $19.7 million, a $2.8 million improvement from Adjusted EBITDA (Loss) of $16.9 million for the same period in 2025. The year-over year improvement in Adjusted EBITDA (Loss) was primarily due to an increase in fee revenue associated with increases in RWP and Reciprocal Policies Written, increased reinsurance premiums from increased ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025, and strong cost control across the business including lower legal and accounting professional fees. These increases were offset by a increase in selling and marketing expense resulting from higher commission rates and increased ceding from the Reciprocal Segment following updates to its reinsurance program on April 1, 2025. Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

The following tables summarize operating results of the four segments as well as corporate expenses and eliminations.

	Three Months Ended March 31, 2026
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Porch Shareholder Interest Subtotal (2)	Reciprocal Segment	Eliminations Related to Reciprocal Segment (3)	Consolidated
Revenue	$74,671	$21,932	$15,141	$—	$(2,306)	$109,438	$51,283	$(39,598)	$121,123
Cost of revenue	10,887	5,404	1,972	—	—	18,263	14,985	(2,973)	30,275
Gross Profit	63,784	16,528	13,169	—	(2,306)	91,175	36,298	(36,625)	90,848
Gross Margin	85%	75%	87%	—%	100%	83%	71%	92%	75%

Less: Operating expenses:
Selling and marketing	35,664	8,565	10,252	370	(2,306)	52,545	7,069	(19,550)	40,064
Product and technology	2,754	4,747	626	4,139	—	12,266	765	—	13,031
General and administrative	4,425	1,837	3,620	14,040	—	23,922	19,088	(17,072)	25,938
Operating income (loss)				(18,549)	—	2,442	9,376	(3)	11,815
Other expense (income)	(5,468)	(3)	(86)	12,675	—	7,118	956	—	8,074
Income (loss) before income taxes				(31,224)	—	(4,676)	8,420	(3)	3,741
Income tax expense				(37)	—	(37)	(1,768)	—	(1,805)
Net income (loss)				$(31,261)	$—	$(4,713)	$6,652	$(3)	1,936
Less: Net income attributable to the Reciprocal									6,649
Net loss attributable to Porch									$(4,713)

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(31,261)		$(4,713)			$1,936
Less Reconciling items:
Net income attributable to the Reciprocal						—			6,649
Depreciation and amortization	(109)	(2,529)	(851)	(626)	—	(4,115)			(4,115)
Stock-based compensation expense	(977)	(541)	(408)	(5,357)	—	(7,283)			(7,283)
Interest expense	—	—	—	(14,602)	—	(14,602)			(14,602)
Income tax expense	—	—	—	(37)	—	(37)			(37)
Mark-to-market gains	—	—	13	1,767	—	1,780			1,780
Other gains and losses	4	(116)	9	(55)	—	(158)			(158)
Adjusted EBITDA (Loss) (4)	$27,491	$4,568	$(6)	$(12,351)		$19,702			$19,702
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
(4)Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

	Three Months Ended March 31, 2025
	Insurance Services	Software & Data	Consumer Services	Corporate	Eliminations (1)	Porch Shareholder Interest Subtotal (2)	Reciprocal Segment	Eliminations Related to Reciprocal Segment (3)	Consolidated
Revenue	$49,806	$21,999	$14,721	$—	$(1,980)	$84,546	$39,938	$(19,739)	$104,745
Cost of revenue	7,481	5,506	2,490	—	(5)	15,472	26,249	(2,424)	39,297
Gross Profit	42,325	16,493	12,231	—	(1,975)	69,074	13,689	(17,315)	65,448
Gross Margin	85%	75%	83%	—%	100%	82%	34%	88%	62%

Less: Operating expenses:
Selling and marketing	15,527	9,169	9,798	408	(1,975)	32,927	7,411	(10,822)	29,516
Product and technology	2,451	4,288	1,131	4,196	—	12,066	1,135	—	13,201
General and administrative	4,377	2,508	3,301	12,701	—	22,887	7,603	(6,493)	23,997
Operating income (loss)				(17,305)	—	1,194	(2,460)	—	(1,266)
Other expense (income)	(4,994)	(9)	(93)	(2,119)	—	(7,215)	1,310	—	(5,905)
Income (loss) before income taxes				(15,186)	—	8,409	(3,770)	—	4,639
Income tax expense				(14)	—	(14)	(889)	—	(903)
Net income (loss)				$(15,200)	$—	$8,395	$(4,659)	$—	$3,736

Adjusted EBITDA (Loss) Reconciliation:
Net income (loss)				$(15,200)		$8,395			$3,736
Less: Reconciling items:
Net loss attributable to the Reciprocal						—			(4,659)
Depreciation and amortization	(91)	(3,479)	(885)	(569)	—	(5,024)	—	—	(5,024)
Stock-based compensation expense	(679)	(556)	(388)	(3,287)	—	(4,910)	—	—	(4,910)
Interest expense	—	(2)	—	(11,193)	—	(11,195)	—	—	(11,195)
Income tax expense	—	—	—	(14)	—	(14)	—	—	(14)
Mark-to-market gains	—	—	28	5,941	—	5,969	—	—	5,969
Recoveries of losses on reinsurance contracts	—	—	—	7,100	—	7,100	—	—	7,100
Other gains and losses	(75)	3	9	(329)	—	(392)	—	—	(392)
Adjusted EBITDA (Loss) (4)	$25,809	$4,571	$(670)	$(12,849)		$16,861			$16,861
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

		Three Months Ended March 31,
		2026	2025	Change
Porch Shareholder Interest Revenue	(1)	$109,438	$84,546	$24,892
Porch Shareholder Interest Gross Profit	(1)	91,175	69,074	22,101
Adjusted EBITDA	(1)	19,702	16,861	2,841
______________________________________
(1)Porch Shareholder Interest Revenue, Gross Profit, and Adjusted EBITDA (Loss) are non-GAAP measures. For the three months ended March 31, 2026, Porch Shareholder Interest Adjusted EBITDA (Loss) is equivalent to total Adjusted EBITDA (Loss) for consolidated Porch, as Porch no longer owns HOA following its sale to the Reciprocal on January 1, 2025. See Non-GAAP Financial Measures section.

For the three months ended March 31, 2026, revenue for Porch Shareholder Interest increased $24.9 million when compared to the prior year period. The increase was primarily due to an increase in fee revenue associated with increases in RWP and Reciprocal Policies Written. In addition, we had increased revenue due to an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025. Porch Shareholder Interest Revenue is a non-GAAP measure. See Non-GAAP Financial Measures section for definition
Porch Shareholder Interest Gross Profit improved by $22.1 million for the three months ended March 31, 2026, when compared to the prior year period. The increase in gross profit was primarily driven by the increase in revenue and was slightly offset by increased ceding activity with the Reciprocal segment following updates to its reinsurance program on April 1, 2025. Porch Shareholder Interest Gross Profit is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.
Porch Shareholder Interest Adjusted EBITDA (Loss) improved by $2.8 million for the three months ended March 31, 2026, compared to the prior year period. The increase was primarily due to increased Adjusted EBITDA in our Insurance Services segment and strong cost control across the business including lower legal and accounting professional fees. The following sections provide more discussion of individual segment results. Porch Shareholder Interest Adjusted EBITDA (Loss) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Three Months Ended March 31,
		2026	2025	Change	% Change
Revenue		$74,671	$49,806	$24,865	50%
Gross Profit		$63,784	$42,325	$21,459	51%
Gross Margin		85%	85%
Adjusted EBITDA	(1)	$27,491	$25,809	$1,682	7%
Adjusted EBITDA Margin	(1)	37%	52%
RWP (in millions)	(2)	$114.5	$96.9	$17.6	18%
Reciprocal Policies Written (in thousands)	(2)	48.0	36.1	11.9	33%
RWP per Policy Written (unrounded)	(2)	$2,386	$2,683	$(297)	(11)%
Adjusted EBITDA % of RWP	(1)	24%	27%
______________________________________
(1)Insurance Services Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA % of RWP are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the three months ended March 31, 2026, Insurance Services segment revenue increased by $24.9 million, or 50%, to $74.7 million compared to $49.8 million for the three months ended March 31, 2025. Our Insurance Services segment generates revenue in several ways: management fees based on a percentage of RWP, policy fees based on the number of Reciprocal Policies Written, captive reinsurance premiums, and lead fees from third-party insurance agencies. The 50% increase in Insurance Services segment revenue was primarily due to an increase in fee revenue associated with the 18% increase in RWP and the 33% increase in Reciprocal Policies Written, driven by an increase in the number of agencies and improved conversion rates from quotes to written policies for new policyholders. In addition, we had increased revenue due to an increase in ceding from the Reciprocal Segment with the new reinsurance programs beginning on April 1, 2025.
For the three months ended March 31, 2026, Insurance Services segment gross profit was $63.8 million. For the three months ended March 31, 2025, Insurance Services segment gross profit was $42.3 million. The increase in gross profit resulted from the $24.9 million increase in revenue as described above. Higher revenue was slightly offset by an increase in cost of revenue due to an increase in ceding activity with the Reciprocal segment following updates to its reinsurance program on April 1, 2025.
Insurance Services Adjusted EBITDA was $27.5 million in the first quarter of 2026, which increased slightly compared to prior year due to the $21.5 million increase in gross profit. This increase was partially offset by a $20.1 million increase in selling and marketing expense resulting from higher commission rates and increased ceding from the Reciprocal Segment following updates to its reinsurance program on April 1,2025. The increase in commissions is reflected in selling and marketing expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Insurance Services Adjusted EBITDA Margin decreased to 37% for the three months ended March 31, 2026, due the increase in revenue outpacing the increase in Adjusted EBITDA.

SOFTWARE & DATA

		Three Months Ended March 31,
		2026	2025	Change
Revenue		$21,932	$21,999	$(67)
Gross Profit		$16,528	$16,493	$35
Gross Margin		75%	75%
Adjusted EBITDA	(1)	$4,568	$4,571	$(3)
Adjusted EBITDA Margin		21%	21%
Average Number of Companies (in thousands)	(2)	22.4	24.1	(1.8)
Annualized Average Revenue per Company (unrounded)	(2)	$3,918	$3,644	$274
______________________________________
(1)Software & Data Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the three months ended March 31, 2026, Software & Data segment results were relatively stable, with revenue, gross profit, gross margin, Adjusted EBITDA, and Adjusted EBITDA margin all remaining consistent when compared to the three months ended March 31, 2025. Average Number of Companies decreased slightly compared to the same period last year. This slight decrease was expected as we focus our strategy on more profitable products. However, this decrease was offset by an increase in Annualized Average Revenue per Company due to price increases on our title insurance software.

CONSUMER SERVICES

		Three Months Ended March 31,
		2026	2025	Change
Revenue		$15,141	$14,721	$420
Gross Profit		$13,169	$12,231	$938
Gross Margin		87%	83%
Adjusted EBITDA Loss	(1)	$(6)	$(670)	$664
Adjusted EBITDA Loss Margin		—%	(5)%
Monetized Services (in thousands)	(2)	68.7	71.0	(2.4)
Average Revenue per Monetized Service (unrounded)	(2)	$220	$207	$13
______________________________________
(1)Consumer Services Adjusted EBITDA Loss and Adjusted EBITDA Loss Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.

For the three months ended March 31, 2026, Consumer Services segment revenue was relatively stable when compared to the three months ended March 31, 2025. Average Revenue per Monetized Service increased, reflecting our strategic focus on higher value services, which led to a decrease in the number of Monetized Services while maintaining stable revenue year‑over‑year.There was a slight increase in Average Revenue per Monetized Service, particularly in our warranty businesses. This increase was partially offset by a decrease in the number of Monetized Services which was expected as we focus our strategy on more profitable services.
Consumer Services segment gross profit improved by $0.9 million due to a decrease in warranty claims expense. The stable revenue and improved gross profit resulted in an increase in Consumer Services gross margin from 83% for the three months ended March 31, 2025, to 87% for the three months ended March 31, 2026.
Consumer Services Adjusted EBITDA Loss improved by $0.7 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The improvement was primarily driven by a decrease in expense for warranty claims offset by increased consumer marketing costs in our warranty businesses.

Consumer Services Adjusted EBITDA Loss Margin improved for the three months ended March 31, 2026, primarily driven by a decrease in expense for warranty claims. This decrease in cost led to a increase of Adjusted EBITDA while revenue remained relatively stable, leading to higher Adjusted EBITDA Loss Margin.

CORPORATE

		Three Months Ended March 31,
		2026	2025	Change
Selling and marketing		$370	$408	$(38)
Product and technology		4,139	4,196	$(57)
General and administrative		14,040	12,701	$1,339
Other		(6,198)	(4,456)	$(1,742)
Adjusted EBITDA Loss	(1)	$12,351	$12,849	$(498)
______________________________________
(1)Adjusted EBITDA Loss is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Corporate expenses slightly decreased for the three months ended March 31, 2026, compared to the same period for 2025. The decrease was primarily due to strong cost control across the business including lower legal and accounting professional fees partially offset by increased payroll costs due to organizational realignment and consolidation of headcount from operating segments into Corporate.

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

Liquidity and Capital Resources
As a publicly traded company, we have relied on convertible debt as our primary source of capital. As of March 31, 2026, we had $475.1 million of aggregate principal amount outstanding in convertible notes.
Based on our current operating and growth plan, management believes cash and cash equivalents and liquid investments at March 31, 2026, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
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
We incurred net losses historically, resulting in an accumulated deficit of $655.5 million at March 31, 2026, and $648.3 million at December 31, 2025.
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

	March 31, 2026	December 31, 2025
Cash and cash equivalents of Porch Shareholder Interest	$64,202	$44,676
Short-term investments of Porch Shareholder Interest	4,215	12,616
Long-term investments of Porch Shareholder Interest	57,597	55,412
Unrestricted cash, cash equivalents, and investments of Porch Shareholder Interest	126,014	112,704
Restricted cash and cash equivalents of Porch Shareholder Interest	8,060	8,503
All cash, cash equivalents, investments, and restricted cash and cash equivalents of Porch Shareholder Interest	$134,074	$121,207

2026 Convertible Senior Unsecured Notes
As of March 31, 2026, the outstanding principal was $7.8 million on our 0.75% Convertible Senior Unsecured Notes due on September 15, 2026 (the “2026 Notes”). We may redeem for cash all or any portion of the 2026 Notes, at our option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “2026 Note Conversion Rate”). The 2026 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026. In addition, holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding June 15, 2026, only under certain circumstances described in our Annual Report for the year ended December 31, 2025.
2028 Convertible Senior Secured Notes
As of March 31, 2026, the outstanding principal was $333.3 million on our 6.75% Convertible Senior Secured Notes due in 2028 (the “2028 Notes”). The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions.
2030 Convertible Senior Unsecured Notes
As of March 31, 2026, the outstanding principal was $134.0 million on our 9.00% Convertible Senior Unsecured Notes due in 2030 (“2030 Notes”). The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.72 per share (the “2030 Note Conversion Rate”). The 2030 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes.
The 2030 Notes will mature on May 15, 2030, unless earlier repurchased, redeemed, or converted. Holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) on or after February 15, 2030, until the close of business on the second trading day immediately preceding the maturity date of May 15, 2030. In addition, holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding February 15, 2030, only under certain circumstances described in our Annual Report for the year ended December 31, 2025.

Liquidity and Capital Resources of the Reciprocal (Consolidated VIE)
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments of the Reciprocal.

		March 31, 2026	December 31, 2025
Cash and cash equivalents of the Reciprocal		$106,524	$115,373
Short-term investments of the Reciprocal		9,483	7,664
Long-term investments of the Reciprocal	(1)	171,399	172,978
		287,406	296,015
Restricted cash and cash equivalents of the Reciprocal	(2)	570	559
		$287,976	$296,574
______________________________________
(1)Excludes 18.3 million shares of common stock held by the Reciprocal.
(2)See Note 1 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of the nature of restrictions.

As of March 31, 2026, the Reciprocal had $164.6 million in total statutory surplus and $268.8 million in total statutory surplus combined with non-admitted assets. Insurance companies in the United States are required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which the Reciprocal operates have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of our reinsurance programs.
Cash Flow Information
The following table provides a summary of consolidated cash flow information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash provided by (used in) operating activities	$13,022	$(11,178)	$24,200	(216)%
Net cash used in investing activities	(390)	(19,368)	18,978	(98)%
Net cash used in financing activities	(2,387)	(229)	(2,158)	942%
Change in cash, cash equivalents and restricted cash and cash equivalents	$10,245	$(30,775)	$41,020	(133)%

Operating Cash Flows
Net cash provided by operating activities was $13.0 million for the three months ended March 31, 2026. Net cash provided by operating activities was primarily driven by cash received for policies fees and an 18% increase in Reciprocal Written Premium.
Net cash used in operating activities was $11.2 million for the three months ended March 31, 2025. Net cash used in operating activities was primarily driven by and timing changes in working capital, particularly ceded insurance premiums payable as settlement terms with reinsurance partners changed from quarterly to monthly.
Investing Cash Flows
Net cash used in investing activities was $0.4 million for the three months ended March 31, 2026. Net cash used in investing activities is primarily related to purchases of investments of $30.1 million and investments in developing internal-use software of $3.6 million, partially offset by proceeds from maturities and sales of investments of $33.4 million.
Net cash used in investing activities was $19.4 million for the three months ended March 31, 2025. Net cash used in investing activities was primarily related to purchases of investments of $40.9 million and investments in developing internal-use software of $3.3 million, offset by proceeds from maturities and sales of investments of $24.9 million.
Financing Cash Flows
Net cash used in financing activities was $2.4 million for the three months ended March 31, 2026. Net cash used in financing activities primarily relates to $2.5 million of common share repurchases.
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2025. Net cash used in financing activities was primarily related to payment of a promissory note of $0.2 million.

Supplemental Cash Flow Information
The following tables provide further detail of cash flows of Porch and cash flows of the Reciprocal Segment for the three months ended March 31, 2026, and 2025.

Three Months Ended March 31, 2026	Consolidated	Reciprocal Segment	Eliminations	Porch Shareholder Interest (1)
Net cash provided by (used in) operating activities	$13,022	$(6,825)	$—	$19,847

Cash flows from investing activities:
Purchases of property and equipment and capitalized software development costs	(3,731)	—	—	(3,731)
Maturities, sales, (purchases) of investments, net	3,341	(2,019)	—	5,360
Net cash provided by (used in) investing activities	(390)	(2,019)	—	1,629

Cash flows from financing activities:
Repurchase of stock	(2,511)	—	—	(2,511)
Other financing activities	124	6	—	118
Net cash provided by (used in) financing activities	(2,387)	6	—	(2,393)

Net change in cash and cash equivalents & restricted cash and cash equivalents	10,245	(8,838)	—	19,083
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	169,111	115,932	—	53,179
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$179,356	$107,094	$—	$72,262

Supplemental disclosures
Income tax refunds received (tax paid)	(8,259)	(8,450)	—	191

Three Months Ended March 31, 2025	Consolidated	Reciprocal Segment	Eliminations	Porch Shareholder Interest (1)
Net cash provided by (used in) operating activities	$(11,178)	$(38,357)	$—	$27,179

Cash flows from investing activities:
Purchases of property and equipment and capitalized software development costs	(3,346)	(6)	—	(3,340)
Maturities, sales, (purchases) of investments, net	(16,022)	(754)	—	(15,268)
Issuance of surplus note to Reciprocal	—	—	46,813	(46,813)
Sale of HOA to the Reciprocal	—	(46,813)	—	46,813
Net cash provided by (used in) investing activities	(19,368)	(47,573)	46,813	(18,608)

Cash flows from financing activities:
Proceeds from surplus note with Porch	—	46,813	(46,813)	—
Repayments of principal	(150)	—	—	(150)
Other financing activities	(79)	—	—	(79)
Net cash provided by (used in) financing activities	(229)	46,813	(46,813)	(229)

Net change in cash and cash equivalents & restricted cash and cash equivalents	(30,775)	(39,117)	—	8,342
Cash and cash equivalents & restricted cash and cash equivalents, beginning of period	196,782	122,012	—	74,770
Cash and cash equivalents & restricted cash and cash equivalents, end of period	$166,007	$82,895	$—	$83,112
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
The following table reconciles Net income to Adjusted EBITDA and Net income (loss) as a percentage of Porch Shareholder Interest Revenue to Adjusted EBITDA (Loss) Margin.

	Three Months Ended March 31,
	2026		2025
	Amount	Margin	Amount	Margin
Net income	$1,936	2%	$3,736	4%
Net loss (income) attributable to the Reciprocal	(6,649)	(6)%	4,659	6%
Interest expense	14,602	13%	11,195	13%
Income tax provision	37	—%	14	—%
Depreciation and amortization	4,115	4%	5,024	6%
Other income, net	(17)	—%	(7,162)	(8)%
Stock-based compensation expense	7,283	7%	4,910	6%
Mark-to-market gains	(1,780)	(2)%	(5,969)	(7)%
Other	175	—%	454	1%
Adjusted EBITDA	$19,702	18%	$16,861	20%

Porch Shareholder Interest Revenue	$109,438	100%	$84,546	100%
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

The following table reconciles Gross Profit to Adjusted EBITDA, Gross Margin to Adjusted EBITDA Margin, and Gross Profit as a percentage of RWP to Adjusted EBITDA % of RWP for the Insurance Services segment.

	Three Months Ended March 31,
	2026			2025
INSURANCE SERVICES	Amount	Margin	As a % of RWP	Amount	Margin	As a % of RWP
Gross Profit	$63,784	85%	56%	$42,325	85%	44%
Selling and marketing	(35,664)	(48)%	(31)%	(15,527)	(31)%	(16)%
Product and technology	(2,754)	(4)%	(2)%	(2,451)	(5)%	(3)%
General and administrative	(4,425)	(6)%	(4)%	(4,377)	(9)%	(5)%
Other income (expense)	5,468	7%	5%	4,994	10%	5%
Add: Reconciling items:
Depreciation and amortization	109	—%	—%	91	—%	—%
Stock-based compensation expense	977	1%	1%	679	1%	1%
Other gains and losses	(4)	—%	—%	75	—%	—%
Adjusted EBITDA	$27,491	37%	24%	$25,809	52%	27%

Revenue	$74,671	100%		$49,806	100%
Reciprocal Written Premium	$114,488		100%	$96,900		100%
The following table reconciles Gross Profit to Adjusted EBITDA and Gross Margin to Adjusted EBITDA Margin for the Software & Data segment.

	Three Months Ended March 31,
	2026		2025
SOFTWARE & DATA	Amount	Margin	Amount	Margin
Gross Profit	$16,528	75%	$16,493	75%
Selling and marketing	(8,565)	(39)%	(9,169)	(42)%
Product and technology	(4,747)	(22)%	(4,288)	(19)%
General and administrative	(1,837)	(8)%	(2,508)	(11)%
Other income (expense)	3	—%	9	—%
Add: Reconciling items:
Depreciation and amortization	2,529	12%	3,479	16%
Stock-based compensation expense	541	2%	556	3%
Interest expense	—	—%	2	—%
Other gains and losses	116	1%	(3)	—%
Adjusted EBITDA	$4,568	21%	$4,571	21%

Revenue	$21,932	100%	$21,999	100%

The following tables reconcile Gross Profit to Adjusted EBITDA and Gross Margin to Adjusted EBITDA Margin for the Consumer Services segment.

	Three Months Ended March 31,
	2026		2025
CONSUMER SERVICES	Amount	Margin	Amount	Margin
Gross Profit	$13,169	87%	$12,231	83%
Selling and marketing	(10,252)	(68)%	(9,798)	(67)%
Product and technology	(626)	(4)%	(1,131)	(8)%
General and administrative	(3,620)	(24)%	(3,301)	(22)%
Other income (expense)	86	1%	93	1%
Add: Reconciling items:
Depreciation and amortization	851	6%	885	6%
Stock-based compensation expense	408	3%	388	3%
Mark-to-market gains (losses)	(13)	—%	(28)	—%
Other gains and losses	(9)	—%	(9)	—%
Adjusted EBITDA (Loss)	$(6)	—%	$(670)	(5)%

Revenue	$15,141	100%	$14,721	100%
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

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Annual Report for the year ended December 31, 2025, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the Annual Report for the year ended December 31, 2025. There have been no material changes to these policies during the three months ended March 31, 2026.

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
Interest Rate Risk
Debt
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026, and December 31, 2025, we had interest-bearing debt of $475.1 million and $475.1 million, respectively. Our 0.75% Convertible Senior Notes due in September 2026 (the “2026 Notes”) have a principal balance of $7.8 million as of March 31, 2026, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 6.75% Senior Secured Convertible Notes due in October 2028 (the “2028 Notes”) have a principal balance of $333.3 million as of March 31, 2026, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Our 9.00% Convertible Senior Notes due in May 2030 (the “2030 Notes”) have a principal balance of $134.0 million as of March 31, 2026, a fixed coupon rate of 9.00%, and an effective interest rate of 9.2%. Interest expense includes both contractual interest expense and amortization of debt issuance costs and discount. The following table provides details of interest expense.

	Three Months Ended March 31,
	2026	2025
Contractual interest expense for 2026 Notes	$15	$326
Contractual interest expense for 2028 Notes	5,625	5,625
Contractual interest expense for 2030 Notes	3,015	—
Total contractual interest expense	8,655	5,951
Amortization of debt issuance costs and discount for 2026 Notes	10	235
Amortization of debt issuance costs and discount for 2028 Notes	6,110	5,137
Amortization of debt issuance costs for 2030 Notes	94	—
Total amortization of debt issuance costs and discount	6,214	5,372
Capitalized interest and other	(263)	(77)
Total interest expense	$14,606	$11,246
Because the coupon rates are fixed, interest expense on our debt will not change if market interest rates increase.

Investments
As of March 31, 2026, Porch has a $61.8 million portfolio of fixed income securities and an unrealized gain (loss) of $(0.2) million while the Reciprocal has a $180.9 million portfolio of fixed income securities and an unrealized gain (loss) of $(1.7) million, as described in Note 5 in the unaudited Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
Surplus Note
As of March 31, 2026, Porch held approximately $106 million of surplus notes due from the Reciprocal which pay interest of 9.75% plus SOFR. These surplus notes are included in the Reciprocal’s statutory surplus and are eliminated in Porch’s consolidated financial statements for GAAP reporting. A one-percent decrease in SOFR would have resulted in a net decrease in interest income to Porch of $1.1 million on an annualized basis.
Other
As of March 31, 2026, accounts receivable balances were $12.1 million and $10.4 million for Porch and the Reciprocal, respectively, and reinsurance balance due for the Reciprocal was $38.4 million. These are not interest-bearing assets and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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
Foreign Currency Risk
There was no material foreign currency risk for the three months ended March 31, 2026. Our activities to date have been conducted primarily in the United States.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of March 31, 2026.

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

Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 20, 2026.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase program activity for the quarter ended March 31, 2026 (amounts in thousands, except share and per share amounts):

		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value the May Yet Be Purchased Under the Program (in thousands)
January 1, 2026 - January 31, 2026		—	$—	—	$2,500
February 1, 2026 - February 28, 2026		—	—	—	2,500
March 1, 2026 - March 31, 2026		333,688	7.48	333,688	6
Total for 2026 First Quarter	(1)	333,688	$7.48	333,688	$6
______________________________________
(1)As previously disclosed on February 11, 2026, our Board of Directors authorized us to repurchase shares of our common stock in 2026, up to an aggregate amount not to exceed $2.5 million. This is the maximum annual amount permitted under the 2028 Notes indenture. See Note 10 in the unaudited Notes to Condensed Consolidated Financial Statements for additional information.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
No director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2026.

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

3.2	Amended and Restated By-Laws of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 29, 2020).
10.1*	Amended and Restated Attorney-in-Fact Agreement, dated January 1, 2026, by and between Porch Insurance Reciprocal Exchange and Porch Risk Management Services LLC
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Date: April 28, 2026

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)