Form 10-Q
period 2026-06-30
Porch Group, Inc.
filed 2026-07-29
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________ to
Commission File Number: 001-39142
_________________________________________________________________________
Porch Group, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________

Delaware	84-2587663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
411 1st Avenue S., Suite 501, Seattle, WA 98104
(Address of Principal Executive Offices) (Zip Code)
(855) 767-2400
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of July 24, 2026, was 131,832,044. This includes 16,220,158 shares of common stock held by Porch Reciprocal Exchange, the registrant’s affiliate, and 2,092,050 shares of common stock held by the registrant’s wholly owned captive reinsurance business. These shares held by our affiliate and subsidiary are considered treasury shares for GAAP accounting purposes and under Delaware law are not considered outstanding for quorum and are not entitled to vote.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

		June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents		$54,140	$44,676
Accounts receivable, net		14,177	11,307
Short-term investments		5,031	12,616
Prepaid expenses		4,827	6,440
Restricted cash and cash equivalents		7,562	8,503
Other current assets		7,744	4,666
Total current assets		93,481	88,208
Property, equipment, and software, net		29,933	27,607
Goodwill		191,907	191,907
Long-term investments		60,091	55,412
Intangible assets, net		21,688	30,492
Other assets		7,252	6,541
Assets of Reciprocal:	(1)
Cash and cash equivalents, including restricted		133,902	115,932
Accounts receivable, net		11,419	9,054
Short-term investments		25,386	7,664
Reinsurance balance due		7,899	37,653
Prepaid expenses and other current assets		6,137	3,945
Deferred policy acquisition costs		36,730	26,707
Intangible assets, net		21,394	23,319
Long-term investments		171,702	172,978
Other assets		71	4
Total assets		$818,992	$797,423
______________________________________
(1)Porch Reciprocal Exchange (the “Reciprocal”) is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited) - Continued
(all numbers in thousands unless otherwise stated, except per share data)

		June 30, 2026	December 31, 2025
Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity
Current liabilities
Accounts payable		$2,602	$4,046
Accrued expenses and other current liabilities		39,064	38,877
Deferred revenue		4,261	4,552
Refundable customer deposits		10,854	12,535
Current debt		7,792	7,772
Total current liabilities		64,573	67,782
Long-term debt		397,491	385,060
Other liabilities		11,435	14,987
Liabilities of Reciprocal:	(1)
Accounts payable and other current liabilities		5,366	13,838
Deferred revenue		227,234	219,559
Losses and loss adjustment expense reserves		61,108	49,159
Other insurance liabilities, current		31,555	23,834
Other liabilities		854	818
Total liabilities		799,616	775,037
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest related to the Reciprocal		10	—
Stockholders' equity
Common stock, $0.0001 par value per share		11	11
Additional paid-in capital		638,558	622,996
Accumulated other comprehensive income (loss)		(525)	642
Accumulated deficit		(649,889)	(648,268)
Porch stockholders' deficit		(11,845)	(24,619)
Noncontrolling interest related to the Reciprocal		31,211	47,005
Total stockholders' equity		19,366	22,386

Total liabilities, redeemable noncontrolling interest, and stockholders' equity		$818,992	$797,423
______________________________________
(1)The Reciprocal is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(all numbers in thousands unless otherwise state, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$140,882	$126,077	$262,005	$230,822
Cost of revenue	53,302	43,422	83,577	82,719
Gross profit	87,580	82,655	178,428	148,103
Operating expenses:
Selling and marketing	41,332	33,640	81,396	63,156
Product and technology	14,676	13,076	27,707	26,277
General and administrative	35,685	30,890	61,623	54,887
Operating income (loss)	(4,113)	5,049	7,702	3,783
Other income (expense):
Interest expense	(14,775)	(12,056)	(29,381)	(23,302)
Change in fair value of private warrant liability	—	(2,878)	—	(3,610)
Change in fair value of derivatives	860	12,853	2,627	19,526
Gain on extinguishment of debt	—	34	—	34
Investment income and realized gains and losses, net of investment expenses	3,151	2,665	6,549	5,475
Other income, net	1,312	1,493	2,679	9,893
Total other income (expense)	(9,452)	2,111	(17,526)	8,016
Income (loss) before income taxes	(13,565)	7,160	(9,824)	11,799
Income tax benefit (expense)	(585)	1,087	(2,390)	184
Net income (loss)	(14,150)	8,247	(12,214)	11,983
Less: Net income (loss) attributable to the Reciprocal	(19,753)	5,668	(13,104)	1,009
Net income attributable to Porch	$5,603	$2,579	$890	$10,974

Earnings Per Share - Basic
Net income attributable to Porch per share - basic	$0.05	$0.03	$0.01	$0.11
Weighted average shares outstanding used to compute net income attributable to Porch per share - basic	111,087	103,160	108,594	102,435

Earnings Per Share - Diluted
Net income attributable to Porch per share - diluted	$0.05	$—	$0.01	$0.10
Weighted average shares outstanding used to compute net income attributable to Porch per share - diluted	120,741	131,679	116,888	114,741

Comprehensive Income
Net income (loss)	$(14,150)	$8,247	$(12,214)	$11,983
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	(948)	1,081	(3,859)	3,691
Comprehensive income (loss)	(15,098)	9,328	(16,073)	15,674
Less: Comprehensive income (loss) attributable to the Reciprocal	(20,492)	6,735	(15,796)	4,458
Comprehensive income (loss) attributable to Porch	$5,394	$2,593	$(277)	$11,216
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Noncontrolling Interest (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)	Redeemable Noncontrolling Interest Related to the Reciprocal
	Shares		Amount
Balances as of March 31, 2026	105,854	(1)	$11	$630,397	$(316)	$(655,492)	$(25,400)	$51,701	$26,301	$—
Net income (loss)	—		—	—	—	5,603	5,603	(19,753)	(14,150)	—
Other comprehensive loss, net of tax	—		—	—	(209)	—	(209)	(739)	(948)	—
Repurchases of common stock	—		—	—	—	—	—	—	—	—
Stock-based compensation	7,227		—	7,862	—	—	7,862	—	7,862	—
Exercise of stock options	124		—	299	—	—	299	—	299	—
Reciprocal subscriber contributions	—		—	—	—	—	—	—	—	12
Earned Reciprocal subscriber contributions	—		—	—	—	—	—	2	2	(2)
Balances as of June 30, 2026	113,205	(2)	$11	$638,558	$(525)	$(649,889)	$(11,845)	$31,211	$19,366	$10

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of March 31, 2025	101,837	(1)	$10	$583,800	$284	$(636,512)	$(52,418)	$20,369	$(32,049)
Net income	—		—	—	—	2,579	2,579	5,668	8,247
Other comprehensive income, net of tax	—		—	—	14	—	14	1,067	1,081
Issuance of convertible debt	—		—	13,400	—	—	13,400	—	13,400
Stock-based compensation	2,177		—	8,000	—	—	8,000	—	8,000
Exercise of stock options	119		—	513	—	—	513	—	513
Income tax withholdings	(226)		—	(1,380)	—	—	(1,380)	—	(1,380)
Balances as of June 30, 2025	103,907	(1)	$10	$604,333	$298	$(633,933)	$(29,292)	$27,104	$(2,188)
______________________________________
(1)Excludes 18.3 million shares of common stock held by the Reciprocal (following the distribution of such shares to the Reciprocal in connection with the sale of Homeowners of America (“HOA”) to the Reciprocal in 2025).
(2)Excludes 16.2 million shares of common stock held by the Reciprocal and 2.1 million shares of common stock held by our wholly owned captive reinsurance business (following the sale of shares by the Reciprocal on June 10, 2026).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements..

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) – Continued
(all numbers in thousands, except share amounts)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)	Redeemable Noncontrolling Interest Related to the Reciprocal
	Shares		Amount
Balances as of December 31, 2025	105,809	(1)	$11	$622,996	$642	$(648,268)	$(24,619)	$47,005	$22,386	$—
Net income (loss)	—		—	—	—	890	890	(13,104)	(12,214)	—
Other comprehensive loss, net of tax	—		—	—	(1,167)	—	(1,167)	(2,692)	(3,859)	—
Repurchases of common stock	(334)		—	—	—	(2,511)	(2,511)	—	(2,511)	—
Stock-based compensation	7,557		—	15,145	—	—	15,145	—	15,145	—
Formation of Reciprocal	—		—	—	—	—	—	—	—	—
Exercise of stock options	173		—	417	—	—	417	—	417	—
Reciprocal subscriber contributions	—		—	—	—	—	—	—	—	12
Earned Reciprocal subscriber contributions	—		—	—	—	—	—	2	2	(2)
Balances as of June 30, 2026	113,205	(2)	$11	$638,558	$(525)	$(649,889)	$(11,845)	$31,211	$19,366	$10

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Porch Stockholders' Equity (Deficit)	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of December 31, 2024	101,458	(3)	$10	717,066	$(5,446)	(754,855)	$(43,225)	$—	$(43,225)
Net income	—		—	—	—	10,974	10,974	1,009	11,983
Other comprehensive income, net of tax	—		—	—	242	—	242	3,449	3,691
Issuance of convertible debt	—		—	13,400	—	—	13,400	—	13,400
Stock-based compensation	2,551		—	12,910	—	—	12,910	—	12,910
Formation of Reciprocal	—		—	(138,096)	5,502	109,948	(22,646)	22,646	—
Exercise of stock options	160		—	606	—	—	606	—	606
Income tax withholdings	(262)		—	(1,553)	—	—	(1,553)	—	(1,553)
Balances as of June 30, 2025	103,907	(4)	$10	$604,333	$298	$(633,933)	$(29,292)	$27,104	$(2,188)
______________________________________
(1)Excludes 18.3 million shares of common stock held by the Reciprocal (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).
(2)Excludes 16.2 million shares of common stock held by the Reciprocal and 2.1 million shares of common stock held by our wholly owned captive reinsurance business (following the sale of shares by the Reciprocal on June 10, 2026).
(3)Excludes 18.3 million shares of common stock held by HOA as of December 31, 2024.
(4)Excludes 18.3 million shares of common stock held by the Reciprocal as of June 30, 2025 (following the distribution of such shares to the Reciprocal in connection with the sale of HOA to the Reciprocal in the first quarter of 2025).
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements..

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$(12,214)	$11,983
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15,603	11,411
Provision for doubtful accounts	2,688	2,768
Gain on extinguishment of debt	—	(34)
Change in fair value of private warrant liability	—	3,610
Change in fair value of derivatives	(2,627)	(19,526)
Stock-based compensation	15,145	12,910
Non-cash interest expense	21,509	17,515
Other operating activities	(1,995)	(829)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(7,770)	(2,039)
Reinsurance balance due	29,600	46,760
Deferred policy acquisition costs	(10,023)	7,939
Prepaid expenses and other current assets	(5,523)	(14,397)
Accounts payable	(1,130)	(336)
Accrued expenses and other current liabilities	(17,680)	(4,440)
Losses and loss adjustment expense reserves	11,949	283
Other insurance liabilities, current	7,721	(9,182)
Deferred revenue	7,173	(40,230)
Refundable customer deposits	(1,681)	869
Other assets and liabilities, net	3,544	(644)
Net cash provided by operating activities	54,289	24,391
Cash flows from investing activities:
Purchases of property and equipment	(548)	(271)
Capitalized internal use software development costs	(8,320)	(6,756)
Purchases of short-term and long-term investments	(62,788)	(75,423)
Maturities, sales of short-term and long-term investments	45,941	57,181
Net cash used in investing activities	(25,715)	(25,269)
Cash flows from financing activities:
Proceeds from issuance of debt	—	51,000
Repayments of principal	—	(55,858)
Cash paid for debt issuance costs	—	(2,206)
Repurchase of stock	(2,511)	—
Other financing activities	430	(947)
Net cash used in financing activities	(2,081)	(8,011)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$26,493	$(8,889)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	169,111	196,782
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$195,604	$187,893

Supplemental schedule of non-cash investing and financing activities
Non-cash reduction of convertible notes, net	$—	$14,514
Non-cash additions of internally developed software	$671	$—
Supplemental disclosures
Cash paid for interest	$17,328	$12,021
Income taxes paid	$13,249	$349

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
Beyond insurance, Porch is a leader in the home software-as-a-service (“SaaS”) space, serving approximately 19 thousand companies across industries essential to the home-buying process—home inspectors, title companies, mortgage providers, and more. Our deep relationships and proprietary data give us unique visibility into approximately 90% of U.S. homebuyers and approximately 90% of U.S. homes, enabling superior risk assessment and competitive pricing.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries as well as the Reciprocal, a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The Reciprocal is managed, but not owned by, Porch and is consolidated at this time as a VIE for reporting purposes. All significant intercompany accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 20, 2026. The information as of December 31, 2025, included in the unaudited Condensed Consolidated Balance Sheets was derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year’s presentation. Additionally, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, have been revised to correct certain immaterial prior period errors as discussed in Note 21, “Quarterly Financial Data (Unaudited),” to the consolidated financial statements included in Part II, Item 8, of our Annual Report for the year ended December 31, 2025. Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these unaudited Notes to Condensed Consolidated Financial Statements are in thousands.

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other interim period or future year due to various factors such as management estimates and the seasonal nature of some portions of our insurance business.
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
The Reciprocal has exposure and remains liable in the event of insolvency of its reinsurers. The Reciprocal and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. As of June 30, 2026, four reinsurers represented more than 10% individually, and 46% in the aggregate, of the total reinsurance balance due line item on the unaudited Condensed Consolidated Balance Sheets. The following table presents the concentration of the reinsurers that individually exceeded 10% of the reinsurance balance due as of June 30, 2026:

	June 30, 2026	December 31, 2025
Reinsurer A	14%	*
Reinsurer B	11%	16%
Reinsurer C	10%	23%
Reinsurer D	10%	*
Reinsurer E	*	14%
	46%	53%
______________________________________
*Represents reinsurers that did not individually exceed 10% of the reinsurance balance due as of the period presented.
There are currently no material receivables on the unaudited Condensed Consolidated Balance Sheets related to the Reciprocal’s excess-of-loss catastrophe program. See Note 12, Reinsurance for the Reciprocal, for more information.
Approximately 56% and 57% of consolidated revenue for the three and six months ended June 30, 2026, respectively, was derived from customers in Texas and could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual customer represented more than 10% of total consolidated revenue for the three and six months ended June 30, 2026 or 2025. As of June 30, 2026, and December 31, 2025, no individual customer accounted for 10% or more of total accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets.
We maintain cash balances at several financial institutions. Such balances may exceed federally insured limits. As of June 30, 2026, approximately $193.0 million of cash deposits exceeded insured limits. The Company has not experienced losses on such balances.
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

The reconciliation of cash, cash equivalents, and restricted cash and cash equivalents to amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents of Porch	$54,140	$44,676
Restricted cash and cash equivalents of Porch	7,562	8,503
Cash and cash equivalents of the Reciprocal	133,321	115,373
Restricted cash and cash equivalents of the Reciprocal	581	559
Total cash, cash equivalents, and restricted cash and cash equivalents	$195,604	$169,111

The following table provides the components of restricted cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets:

		June 30, 2026	December 31, 2025
Held as collateral by our wholly owned captive reinsurance business for benefit of the Reciprocal		$29	$7
Held for payment of possible warranty claims	(1)	6,533	7,496
Other		1,000	1,000
Restricted cash and cash equivalents		$7,562	$8,503
Restricted cash and cash equivalents of the Reciprocal:
Pledged to state departments of insurance	(2)	$581	$559
Total restricted cash and cash equivalents		$8,143	$9,062
______________________________________
(1)Required under regulatory guidelines in 25 states and 26 states as of June 30, 2026, and December 31, 2025, respectively.
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.

Accounts Receivable
Accounts receivable for Porch consist primarily of amounts due from businesses, while accounts receivable for the Reciprocal consist of amounts due from individual policyholders. We estimate allowances for credit losses based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for credit losses. The allowance for credit losses, which relates entirely to Porch, was $2.9 million and $2.7 million as of June 30, 2026, and December 31, 2025, respectively. The Reciprocal had no allowance as of either date.
Deferred Policy Acquisition Costs
The Reciprocal capitalizes deferred policy acquisitions costs (“DACs”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Reciprocal of new or renewal insurance contracts. DACs are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DACs are also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DACs are periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DACs. Amortized deferred acquisition costs included in selling and marketing expense amounted to $14.4 million and $10.0 million for the three months ended June 30, 2026 and 2025, respectively and $26.1 million and $17.5 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities
The following table details the components of accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheets.

	June 30, 2026	December 31, 2025
Accrued expenses	$15,213	$15,115
Payroll liabilities	9,654	8,858
Interest payable	7,183	7,183
Sales taxes payable	4,306	4,472
Other current liabilities	2,708	3,249
Accrued expenses and other current liabilities at Porch	$39,064	$38,877
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited Condensed Consolidated Balance Sheets. Other insurance liabilities were held by the Reciprocal as of June 30, 2026.

	June 30, 2026	December 31, 2025
Ceded reinsurance premiums payable	$2,414	$4,191
Commissions payable, reinsurers and agents	15,766	11,655
Advance premiums	8,828	5,961
Funds held under reinsurance treaty	1,148	1,335
General and accrued expenses payable	3,399	692
Other insurance liabilities, current	$31,555	$23,834

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

Note 2. Segment Information
We have four reportable segments that are also our operating segments: Insurance Services, Software & Data, Consumer Services, and Reciprocal Segment. The Reciprocal Segment, is managed, but not owned, by Porch and is consolidated for reporting purposes in accordance with ASC Topic 810, Consolidation. Reportable segments were identified based on how the chief operating decision-maker (“CODM”) manages the business, makes operating decisions, and evaluates operating and financial performance. Our chief executive officer acts as the CODM and reviews financial and operational information for our reportable segments. Operating segments are components of an enterprise for which separate discrete financial information is available and operational results are regularly evaluated by the CODM for the purposes of making decisions regarding resource allocation and assessing performance.
Our Insurance Services segment manages and operates the Reciprocal, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines in exchange for commissions and fees. The Insurance Services segment also holds the surplus notes issued by the Reciprocal and includes our captive reinsurer which provides reinsurance support to improve capital efficiency for the Reciprocal. Our captive reinsurer only provides reinsurance coverage for risks with low earnings volatility.
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
Our segment operating and financial performance measures are Gross Profit and Adjusted EBITDA for the Insurance Services, Software & Data, and Consumer Services segments. Adjusted EBITDA for each segment is defined as Gross Profit less the following expenses associated with each segment: selling and marketing, product and technology, and general and administrative. Segment Adjusted EBITDA also excludes non-cash items or items that management does not consider reflective of ongoing core operations, such as depreciation, amortization, and stock-based compensation expense. The CODM uses each segment’s Gross Profit and Adjusted EBITDA to allocate resources for these segments (including employees, property, and financial or capital resources) predominately in the annual budget and forecasting process. Both of these measures are also used to provide guidance to investors.
Our segment operating financial performance measures for the Reciprocal Segment are Gross Profit and Net Income (Loss). These measures are consistent with the information that is regularly provided to and reviewed by the CODM in assessing segment performance and allocating resources. The CODM utilizes Net Income (Loss) rather than Adjusted EBITDA for the Reciprocal Segment because Net Income (Loss) includes interest expense associated with the surplus note issued in connection with the formation of the Reciprocal. This interest is a significant component of the Reciprocal Segment’s financial performance, is regularly provided to the CODM, and is therefore considered in his evaluation. Adjusted EBITDA, by definition, excludes interest expense. Reciprocal Segment revenue includes a reduction for premiums ceded to reinsurers. Premiums ceded to our captive reinsurer and related ceding commissions are fully eliminated in consolidation.

The following tables present revenue and significant expenses by segment that are regularly provided to the CODM. Other segment items that the CODM does not consider in assessing segment performance are presented to reconcile to each segment’s measure of profit or loss. The accounting policies of the segments are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies. In particular, see the Insurance Services section of the Revenue Recognition accounting policy disclosure for further discussion of intercompany revenue generated by management fees and reinsurance premiums. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

		Three Months Ended June 30, 2026
		Insurance Services	Software & Data	Consumer Services	Reciprocal Segment	Total
Revenue from external customers		$10,028	$20,757	$18,130	$91,967	140,882
Intersegment revenue		82,897	2,330	—	(32,343)	52,884
Segment revenue		$92,925	$23,087	$18,130	$59,624	$193,766
Elimination of intersegment revenue						(52,884)
Total consolidated revenue						$140,882

Less:	(1)
Cost of revenue		(11,736)	(5,663)	(2,849)	(36,927)
Segment Gross Profit		$81,189	$17,424	$15,281	$22,697	$136,591

Add (Subtract):	(1)
Selling and marketing					(9,757)
Product and technology					(3,038)
General and administrative					(27,316)
Interest expense on intercompany surplus notes					(3,527)
Income tax benefit (expense)					(1,281)
Other segment items	(2)				13,390
Segment Net Income					$(8,832)

Segment revenue		$92,925	$23,087	$18,130
Add (Subtract):	(1)
Selling and marketing (excluding depreciation, amortization, and stock-based compensation expense)		(37,358)	(7,643)	(9,827)
Product and technology (excluding depreciation, amortization, impairments, and stock-based compensation expense)		(1,186)	(4,868)	(584)
General and administrative (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs)		(3,317)	(1,413)	(1,811)
Interest income on intercompany surplus notes		3,527	—	—
Other segment items	(2)	(10,192)	(3,953)	(2,661)
Segment Adjusted EBITDA		$44,399	$5,210	$3,247

Additional measure of segment profit (loss)		$44,399	$5,210	$3,247	$(8,832)	$44,024

Other segment disclosures
Stock-based compensation expense	(3)	$30	$14	$3		$47
Depreciation and amortization	(3)	20	1,695	185		1,900
Other interest expense					194	194
______________________________________
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2)Other segment items for each reportable segment include:
Insurance Services - investment income, other gains and losses, and cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Software & Data - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Consumer Services - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Reciprocal Segment - investment income, other interest expense, gain on sale of shares of Porch common stock to our wholly owned captive reinsurance business.
(3)This depreciation, amortization, and stock-based compensation expense for the Insurance Services, Software & Data, and Consumer Services segments is the amount included within Gross Profit. No depreciation, amortization or stock-based compensation expense is included in Adjusted EBITDA. The amount of depreciation and amortization disclosed for the Reciprocal Segment is included within selling and marketing expense and general and administrative expense.

The following table presents a reconciliation of the total of the reportable segments’ other significant items to the corresponding consolidated amount.

	Three Months Ended June 30, 2026
	Segment Totals	Adjustments		Consolidated Totals
Stock-based compensation expense	$47	$7,815	(1)	$7,862
Depreciation and amortization	1,900	7,604	(2)	9,504
Other interest expense	194	14,581	(3)	14,775
______________________________________
(1)Represents stock-based compensation expense not included in Cost of Revenue.
(2)Represents depreciation and amortization expense in reportable segments other than the Reciprocal Segment and not included in Cost of Revenue.
(3)Represents interest expense in reportable segments other than the Reciprocal Segment and primarily consists of interest expense on our convertible senior notes (see Note 9).

		Three Months Ended June 30, 2025
		Insurance Services	Software & Data	Consumer Services	Reciprocal Segment	Total
Revenue from external customers		$6,748	$21,978	$17,650	$79,701	126,077
Intersegment revenue		60,642	2,035	—	(24,292)	38,385
Segment revenue		$67,390	$24,013	$17,650	$55,409	$164,462
Elimination of intersegment revenue						(38,385)
Total consolidated revenue						$126,077

Less:	(1)
Cost of revenue		(9,526)	(5,846)	(2,414)	(23,896)
Segment Gross Profit		$57,864	$18,167	$15,236	$31,513	$122,780

Add (Subtract):	(1)
Selling and marketing					(3,635)
Product and technology					(558)
General and administrative					(19,854)
Interest expense on intercompany surplus notes					(3,890)
Income tax benefit (expense)					(99)
Other segment items	(2)				2,191
Segment Net Income					$5,668

Segment revenue		$67,390	$24,013	$17,650
Add (Subtract):	(1)
Selling and marketing (excluding depreciation, amortization, and stock-based compensation expense)		(36,936)	(8,109)	(10,151)
Product and technology (excluding depreciation, amortization, impairments, and stock-based compensation expense)		(2,354)	(4,304)	(978)
General and administrative (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs)		(4,414)	(2,038)	(2,334)
Interest income on intercompany surplus notes		3,890	—	—
Other segment items	(2)	(7,919)	(4,020)	(2,230)
Segment Adjusted EBITDA		$19,657	$5,542	$1,957

Additional measure of segment profit (loss)		$19,657	$5,542	$1,957	$5,668	$32,824

Other segment disclosures
Stock-based compensation expense	(3)	$44	$16	$2		$62
Depreciation and amortization	(3)	—	1,810	182		1,992
Other interest expense					30	30

______________________________________
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2)Other segment items for each reportable segment include:
Insurance Services - investment income, other gains and losses, and cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Software & Data - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Consumer Services - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Reciprocal Segment - investment income, other interest expense.
(3)The amount of depreciation, amortization, and stock-based compensation expense disclosed for the Insurance Services, Software & Data, and Consumer Services segments is the amount included within Gross Profit. No depreciation, amortization or stock-based compensation expense is included in Adjusted EBITDA. The amount of depreciation and amortization disclosed for the Reciprocal Segment is included within selling and marketing expense and general and administrative expense.

The following table presents a reconciliation of the total of the reportable segments’ other significant items to the corresponding consolidated amount.

	Three Months Ended June 30, 2025
	Segment Totals	Adjustments		Consolidated Totals
Stock-based compensation expense	$62	$7,938	(1)	$8,000
Depreciation and amortization	1,992	2,469	(2)	4,461
Other interest expense	30	12,026	(3)	12,056
______________________________________
(1)Represents stock-based compensation expense not included in Cost of Revenue.
(2)Represents depreciation and amortization expense in reportable segments other than the Reciprocal Segment and not included in Cost of Revenue.
(3)Represents interest expense in reportable segments other than the Reciprocal Segment and primarily consists of interest expense on our convertible senior notes (see Note 9).

		Six Months Ended June 30, 2026
		Insurance Services	Software & Data	Consumer Services	Reciprocal Segment	Total
Revenue from external customers		$18,335	$40,383	$33,271	$170,016	262,005
Intersegment revenue		149,261	4,636	—	(59,109)	94,788
Segment revenue		$167,596	$45,019	$33,271	$110,907	$356,793
Elimination of intersegment revenue						(94,788)
Total consolidated revenue						$262,005

Less:	(1)
Cost of revenue		(22,623)	(11,067)	(4,821)	(51,912)
Segment Gross Profit		$144,973	$33,952	$28,450	$58,995	$266,370

Add (Subtract):	(1)
Selling and marketing					(16,826)
Product and technology					(3,803)
General and administrative					(46,404)
Interest expense on intercompany surplus notes					(7,027)
Income tax benefit (expense)					(3,049)
Other segment items	(2)				15,934
Segment Net Income					$(2,180)

Segment revenue		$167,596	$45,019	$33,271
Add (Subtract):	(1)
Selling and marketing (excluding depreciation, amortization, and stock-based compensation expense)		(72,939)	(15,414)	(19,784)
Product and technology (excluding depreciation, amortization, impairments, and stock-based compensation expense)		(3,783)	(9,406)	(1,121)
General and administrative (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs)		(6,942)	(2,777)	(4,690)
Interest income on intercompany surplus notes		7,027	—	—
Other segment items	(2)	(19,069)	(7,644)	(4,435)
Segment Adjusted EBITDA		$71,890	$9,778	$3,241

Additional measure of segment profit (loss)		$71,890	$9,778	$3,241	$(2,180)	$82,729

Other segment disclosures:
Stock-based compensation expense	(3)	$53	$28	$8		$89
Depreciation and amortization	(3)	39	3,395	378		3,812
Other interest expense					198	198
______________________________________
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2)Other segment items for each reportable segment include:
Insurance Services - investment income, other gains and losses, and cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Software & Data - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Consumer Services - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Reciprocal Segment - investment income, other interest expense, gain on sale of shares of Porch common stock to our wholly owned captive reinsurance business.
(3)The amount of depreciation, amortization, and stock-based compensation expense disclosed for the Insurance Services, Software & Data, and Consumer Services segments is the amount included within Gross Profit. No depreciation, amortization or stock-based compensation expense is included in Adjusted EBITDA. The amount of depreciation and amortization disclosed for the Reciprocal Segment is included within selling and marketing expense and general and administrative expense.

The following table presents a reconciliation of the total of the reportable segments’ other significant items to the corresponding consolidated amount.

	Six Months Ended June 30, 2026
	Segment Totals	Adjustments		Consolidated Totals
Stock-based compensation expense	$89	$15,056	(1)	$15,145
Depreciation and amortization	3,812	9,807	(2)	13,619
Other interest expense	198	29,183	(3)	29,381
______________________________________
(1)Represents stock-based compensation expense not included in Cost of Revenue.
(2)Represents depreciation and amortization expense in reportable segments other than the Reciprocal Segment and not included in Cost of Revenue.
(3)Represents interest expense in reportable segments other than the Reciprocal Segment and primarily consists of interest expense on our convertible senior notes (see Note 9).

		Six Months Ended June 30, 2025
		Insurance Services	Software & Data	Consumer Services	Reciprocal Segment	Total
Revenue from external customers		$11,202	$41,997	$32,371	$145,252	230,822
Intersegment revenue		105,994	4,015	—	(49,905)	60,104
Segment revenue		$117,196	$46,012	$32,371	$95,347	$290,926
Elimination of intersegment revenue						(60,104)
Total consolidated revenue						$230,822

Less:	(1)
Cost of revenue		(17,007)	(11,352)	(4,904)	(50,145)
Segment Gross Profit		$100,189	$34,660	$27,467	$45,202	$207,518

Add (Subtract):	(1)
Selling and marketing					(11,046)
Product and technology					(1,693)
General and administrative					(27,457)
Interest expense on intercompany surplus notes					(7,564)
Income tax benefit (expense)					(988)
Other segment items	(2)				4,555
Segment Net Income					$1,009

Segment revenue		$117,196	$46,012	$32,371
Add (Subtract):	(1)
Selling and marketing (excluding depreciation, amortization, and stock-based compensation expense)		(51,997)	(16,002)	(19,630)
Product and technology (excluding depreciation, amortization, impairments, and stock-based compensation expense)		(4,667)	(8,332)	(2,025)
General and administrative (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs)		(8,568)	(3,987)	(4,897)
Interest income on intercompany surplus notes		7,564	—	—
Other segment items	(2)	(14,062)	(7,578)	(4,532)
Segment Adjusted EBITDA		$45,466	$10,113	$1,287

Additional measure of segment profit (loss)		$45,466	$10,113	$1,287	$1,009	$57,875

Other segment disclosures
Stock-based compensation expense	(3)	$62	$30	$4		$96
Depreciation and amortization	(3)	—	3,744	368		4,112
Other interest expense					81	81

______________________________________
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2)Other segment items for each reportable segment include:
Insurance Services - investment income, other gains and losses, and cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Software & Data - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Consumer Services - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Reciprocal Segment - investment income, other interest expense.
(3)The amount of depreciation, amortization, and stock-based compensation expense disclosed for the Insurance Services, Software & Data, and Consumer Services segments is the amount included within Gross Profit. No depreciation, amortization or stock-based compensation expense is included in Adjusted EBITDA. The amount of depreciation and amortization disclosed for the Reciprocal Segment is included within selling and marketing expense and general and administrative expense.

The following table presents a reconciliation of the total of the reportable segments’ other significant items to the corresponding consolidated amount.

	Six Months Ended June 30, 2025
	Segment Totals	Adjustments		Consolidated Totals
Stock-based compensation expense	$96	$12,814	(1)	$12,910
Depreciation and amortization	4,112	5,373	(2)	9,485
Other interest expense	81	23,221	(3)	23,302
______________________________________
(1)Represents stock-based compensation expense not included in Cost of Revenue.
(2)Represents depreciation and amortization expense in reportable segments other than the Reciprocal Segment and not included in Cost of Revenue.
(3)Represents interest expense in reportable segments other than the Reciprocal Segment and primarily consists of interest expense on our convertible senior notes (see Note 9).

The following table presents a reconciliation of segment gross profit to consolidated gross profit and consolidated income before taxes profitability measures to consolidated net income (loss).

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Reconciliation of segment Gross Profit
Total segment Gross Profit		$136,591	$122,780	$266,370	$207,518
Add back: Segment cost of revenue (excluding Reciprocal Segment)		20,248	17,786	38,511	33,263
Segment operating expenses (excluding Reciprocal Segment)	(1)	(84,813)	(85,787)	(168,004)	(146,277)
Reciprocal Segment operating expenses	(2)	(26,721)	(21,856)	(51,099)	(35,641)
Unallocated amounts:
Corporate general and administrative expenses (excluding depreciation, amortization, impairments, stock-based compensation expense, restructuring & other costs, and acquisition & other transaction costs)		(9,579)	(7,745)	(18,142)	(16,760)
Corporate product and technology expenses (excluding depreciation, amortization, and stock-based compensation expense)		(4,012)	(3,740)	(7,715)	(7,514)
Corporate selling and marketing expenses (excluding stock-based compensation expense)		(410)	(320)	(725)	(693)
Corporate interest income		229	279	459	592
Other corporate income (expense), net		—	—	—	—
Interest expense (excluding Reciprocal Segment)		(14,581)	(12,026)	(29,183)	(23,221)
Depreciation and amortization (excluding Reciprocal Segment)		(9,504)	(4,461)	(13,619)	(9,485)
Gain on extinguishment of debt		—	34	—	34
Other income, net		79	95	96	7,257
Stock-based compensation costs		(10,733)	(8,000)	(18,016)	(12,910)
Change in fair value of private warrant liability		—	(2,878)	—	(3,610)
Change in fair value of derivatives		860	12,853	2,627	19,526
Other items		(11,219)	146	(11,384)	(280)
Consolidated income (loss) before income taxes		$(13,565)	$7,160	$(9,824)	$11,799

Reconciliation of segment profit/(loss)
Total segment profit/(loss)		$44,024	$32,824	$82,729	$57,875
Add back: Income tax benefit (provision) of Reciprocal		1,281	99	3,049	988
Unallocated amounts:
Corporate general and administrative expenses (excluding depreciation, amortization, impairments, stock-based compensation expense, restructuring & other costs, and acquisition & other transaction costs)		(9,579)	(7,745)	(18,142)	(16,760)
Corporate product and technology expenses (excluding depreciation, amortization, and stock-based compensation expense)		(4,012)	(3,740)	(7,715)	(7,514)
Corporate selling and marketing expenses (excluding stock-based compensation expense)		(410)	(320)	(725)	(693)
Corporate interest income		229	279	459	592
Other corporate income (expense), net		—	—	—	—
Interest expense (excluding Reciprocal Segment)		(14,581)	(12,026)	(29,183)	(23,221)
Depreciation and amortization (excluding Reciprocal Segment)		(9,504)	(4,461)	(13,619)	(9,485)
Gain on extinguishment of debt		—	34	—	34
Other income, net		79	95	96	7,257
Stock-based compensation costs		(10,733)	(8,000)	(18,016)	(12,910)
Change in fair value of private warrant liability		—	(2,878)	—	(3,610)
Change in fair value of derivatives		860	12,853	2,627	19,526
Other items		(11,219)	146	(11,384)	(280)
Consolidated income (loss) before income taxes		$(13,565)	$7,160	$(9,824)	$11,799
______________________________________
(1)Segment operating expenses (excluding Reciprocal Segment) includes Selling and marketing (excluding depreciation, amortization, and stock-based compensation expense), Product and technology (excluding depreciation, amortization, impairments, and stock-based compensation expense), General and administrative (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs), and Other segment items for the Insurance Services, Software & Data, and Consumer Services segments.
(2)Reciprocal Segment operating expenses include Selling and marketing, Product and technology, General and administrative, and Other segment items of the Reciprocal Segment.

The CODM does not review assets on a segment basis other than the assets of the Reciprocal Segment that are presented on the unaudited Condensed Consolidated Balance Sheets as required for VIE disclosure.
All of our revenue is generated in the United States except for an immaterial amount. As of June 30, 2026, and December 31, 2025, we did not have material assets located outside of the United States.

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
The assets of the Reciprocal can be used only to settle the obligations of the Reciprocal for which creditors and other beneficial owners have no recourse to Porch. We have no obligation related to any underwriting and/or investment losses experienced by the Reciprocal. There were $106 million of surplus notes outstanding as of June 30, 2026, and December 31, 2025. The effects of the transactions between Porch and the Reciprocal are eliminated in consolidation to derive consolidated net income (loss). However, the management fee income earned is reported in net income attributable to Porch and is included in basic and diluted earnings per share.
The following tables summarize certain financial information of the VIE.

	June 30, 2026	December 31, 2025
Current assets of the Reciprocal	$221,473	$200,955
Noncurrent assets of the Reciprocal	193,167	196,301
Total assets of the Reciprocal	$414,640	$397,256

Current liabilities of the Reciprocal	$325,263	$306,390
Noncurrent liabilities of the Reciprocal	854	818
Total liabilities of the Reciprocal	$326,117	$307,208

		Six Months Ended June 30,
		2026	2025
Net cash provided by (used in) operating activities of the Reciprocal		$21,738	$(17,678)
Net cash used in investing activities of the Reciprocal	(1) (2)	(3,780)	(47,752)
Net cash provided by financing activities of the Reciprocal	(3)	12	46,813
______________________________________
(1)For the six months ended June 30, 2026, Net cash used in investing activities of the Reciprocal includes $15.0 million cash received by the Reciprocal for the sale of Porch common stock shares to our wholly owned captive reinsurance business (see Note 10). This transaction is eliminated during consolidation.
(2)For the six months ended June 30, 2025, Net cash used in investing activities of the Reciprocal includes $46.8 million cash paid by the Reciprocal related to its purchase of HOA from Porch. This transaction is eliminated during consolidation.
(3)For the six months ended June 30, 2025, Net cash provided by financing activities of the Reciprocal includes $46.8 million cash received by the Reciprocal related to its surplus note with Porch. This transaction is eliminated during consolidation.

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Transactional		$9,792	$9,174	$16,136	$15,562
Recurring	(1)	124,350	99,879	229,750	180,017
Intercompany revenue		(2,330)	(2,035)	(4,636)	(4,015)
		131,812	107,018	241,250	191,564
Insurance carrier		59,624	55,409	110,907	95,347
Intercompany revenue		(50,554)	(36,350)	(90,152)	(56,089)
Total revenue	(2)	$140,882	$126,077	$262,005	$230,822
______________________________________
(1)Revenue recognized during the three and six months ended June 30, 2026 and 2025, includes revenue that is accounted for in accordance with ASC Topic 460, Guarantees, separately from revenue from contracts with customers. Revenue accounted for under ASC Topic 460 was $8.3 million and $8.3 million for the three months ended June 30, 2026 and 2025, respectively, and $17.0 million and $16.6 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Revenue recognized during the three and six months ended June 30, 2026 and 2025, includes revenue that is accounted for in accordance with ASC Topic 944, Financial Services-Insurance, separately from the revenue from contracts with customers. Revenue accounted for under ASC Topic 944 was $92.0 million and $79.7 million for the three months ended June 30, 2026 and 2025, respectively, and $170.0 million and $145.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the six months ended June 30, 2026, is presented below:

Balance at December 31, 2025	$3,117
Estimated lifetime value of commissions on insurance policies sold by carriers	1,060
Cash receipts	(364)
Write offs of uncollectible accounts	(315)
Balance at June 30, 2026	$3,498

As of June 30, 2026, and December 31, 2025, $0.7 million and $0.6 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets. The remaining $2.8 million and $2.5 million of contract assets as of June 30, 2026, and December 31, 2025, respectively, are expected to be collected after the immediately following 12 months and were included in other assets on the unaudited Condensed Consolidated Balance Sheets.
Deferred Revenue
A summary of the activity impacting Software & Data segment deferred revenue balances during the six months ended June 30, 2026, is presented below:

Balance at December 31, 2025	$2,699
Revenue recognized	(6,165)
Additional amounts deferred	5,360
Balance at June 30, 2026	$1,894
Revenue recognized for performance obligations satisfied during the six months ended June 30, 2026, includes $2.7 million that was included in the deferred revenue balances as of December 31, 2025.
Deferred revenue on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, includes $227.2 million and $219.6 million, respectively, of deferred revenue related to the Reciprocal Segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited Condensed Consolidated Balance Sheets, is immaterial as of June 30, 2026, and December 31, 2025.
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
Warranty Revenue and Related Balance Sheet Disclosures
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. As of June 30, 2026, and December 31, 2025, we had $0.2 million and $0.2 million, respectively, of capitalized costs in prepaid expenses and other current assets. As of June 30, 2026, and December 31, 2025, we had $0.2 million and $0.5 million, respectively, in other assets on the unaudited Condensed Consolidated Balance Sheets.
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. The following table provides balances as of the dates shown.

		June 30, 2026	December 31, 2025
Refundable customer deposits		$10,648	$12,379
Deferred revenue		$2,367	$1,853
Non-current deferred revenue	(1)	$1,798	$2,010
____________________________________
(1)Non-current deferred revenue is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2026 and 2025, we incurred $0.8 million and $0.9 million, respectively, in expenses related to warranty claims. For the six months ended June 30, 2026 and 2025, we incurred $1.3 million and $2.0 million, respectively, in expenses related to warranty claims.

Note 5. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income, net of investment expenses	$3,157	$2,681	$6,515	$5,519
Realized gains on investments	25	181	110	256
Realized losses on investments	(31)	(197)	(76)	(300)
Investment income and realized gains and losses, net of investment expenses	$3,151	$2,665	$6,549	$5,475

Investments Held by Porch
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

		June 30, 2026
		Amortized Cost	Gross Unrealized		Fair Value
			Gains	Losses
U.S. Treasuries		$3,954	$—	$(5)	$3,949
Obligations of states, municipalities and political subdivisions		2,260	6	(3)	2,263
Corporate bonds		37,915	47	(418)	37,544
Residential and commercial mortgage-backed securities		21,437	57	(128)	21,366
Other loan-backed and structured securities		—	—	—	—
Total investment securities	(1)	$65,566	$110	$(554)	$65,122
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$13,330	$43	$(3)	$13,370
Obligations of states, municipalities and political subdivisions	2,039	31	—	2,070
Corporate bonds	31,123	202	(46)	31,279
Residential and commercial mortgage-backed securities	20,812	520	(23)	21,309
Other loan-backed and structured securities	—	—	—	—
Total investment securities	$67,304	$796	$(72)	$68,028

The amortized cost and fair value of securities held by our captive reinsurance business at June 30, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		June 30, 2026
Remaining Time to Maturity		Amortized Cost	Fair Value
Due in one year or less		$4,199	$4,201
Due after one year through five years		32,970	32,735
Due after five years through ten years		5,957	5,822
Due after ten years		1,003	998
Residential and commercial mortgage-backed securities		21,437	21,366
Other loan-backed and structured securities		—	—
Total	(1)	$65,566	$65,122
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of HOA.

Securities held by our captive reinsurance business with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

		Less Than Twelve Months		Twelve Months or Greater		Total
As of June 30, 2026		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries		$(5)	$3,949	$—	$—	$(5)	$3,949
Obligations of states, municipalities and political subdivisions		(3)	694	—	—	(3)	694
Corporate bonds		(418)	32,510	—	—	(418)	32,510
Residential and commercial mortgage-backed securities		(128)	14,333	—	—	(128)	14,333
Other loan-backed and structured securities		—	—	—	—	—	—
Total securities	(1)	$(554)	$51,486	$—	$—	$(554)	$51,486
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.

At June 30, 2026, there were 103 securities, held by our captive reinsurance business as collateral for the benefit of the Reciprocal, in an unrealized loss position. Of these securities, none had been in an unrealized loss position for 12 months or longer.

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
Investments Held by the Reciprocal (Consolidated VIE)
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities held by the Reciprocal.

	June 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$7,326	$6	$(175)	$7,157
Obligations of states, municipalities and political subdivisions	29,154	39	(398)	28,795
Corporate bonds	66,950	305	(1,011)	66,244
Residential and commercial mortgage-backed securities	77,126	258	(1,399)	75,985
Other loan-backed and structured securities	19,000	57	(150)	18,907
Total investment securities held by the consolidated VIE	$199,556	$665	$(3,133)	$197,088

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$9,695	$40	$(102)	$9,633
Obligations of states, municipalities and political subdivisions	12,688	112	(406)	12,394
Corporate bonds	62,808	1,078	(777)	63,109
Residential and commercial mortgage-backed securities	77,824	1,017	(873)	77,968
Other loan-backed and structured securities	17,396	196	(54)	17,538
Total investment securities	$180,411	$2,443	$(2,212)	$180,642

The amortized cost and fair value of securities held by the Reciprocal at June 30, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$23,384	$23,317
Due after one year through five years	42,734	42,114
Due after five years through ten years	34,258	33,816
Due after ten years	3,054	2,949
Residential and commercial mortgage-backed securities	77,126	75,985
Other loan-backed and structured securities	19,000	18,907
Total	$199,556	$197,088
Securities held by the Reciprocal with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of June 30, 2026	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(17)	$2,437	$(158)	$3,846	$(175)	$6,283
Obligations of states, municipalities and political subdivisions	(33)	18,980	(365)	7,524	(398)	26,504
Corporate bonds	(122)	18,577	(889)	17,036	(1,011)	35,613
Residential and commercial mortgage-backed securities	(126)	21,350	(1,273)	30,487	(1,399)	51,837
Other loan-backed and structured securities	(104)	7,333	(46)	915	(150)	8,248
Total securities held by the consolidated VIE	$(402)	$68,677	$(2,731)	$59,808	$(3,133)	$128,485
At June 30, 2026, there were 293 securities in an unrealized loss position held by the Reciprocal. Of these securities, 184 had been in an unrealized loss position for 12 months or longer as of June 30, 2026.

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
We believe there were no fundamental issues, such as credit losses or other factors, with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at June 30, 2026.

Note 6. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurement as of June 30, 2026
		Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds		$109	$—	$—	$109
Debt securities:
U.S. Treasuries		—	3,949	—	3,949
Obligations of states, municipalities and political subdivisions		—	2,263	—	2,263
Corporate bonds		—	37,544	—	37,544
Residential and commercial mortgage-backed securities		—	21,366	—	21,366
Other loan-backed and structured securities		—	—	—	—
Assets of Reciprocal (a consolidated variable interest entity):
Money market mutual funds		43,895	—	—	43,895
Debt securities:
U.S. Treasuries		—	7,157	—	7,157
Obligations of states, municipalities and political subdivisions		—	28,795	—	28,795
Corporate bonds		—	66,244	—	66,244
Residential and commercial mortgage-backed securities		—	75,985	—	75,985
Other loan-backed and structured securities		—	18,907	—	18,907
		$44,004	$262,210	$—	$306,214
Liabilities
Contingent consideration - business combinations	(1)	$—	$—	$—	$—
Embedded derivatives	(2)	—	—	—	—
		$—	$—	$—	$—
______________________________________
(1)We have contingent consideration arrangements related to business combinations. The fair value of the related contingent consideration liability was zero as of June 30, 2026.
(2)We have embedded derivatives features associated with our convertible senior secured notes due in 2028. The fair value of the related derivative liability was zero as of June 30, 2026.

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
Assets of Reciprocal (a consolidated variable interest entity):
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
______________________________________
(1)The liability for contingent considerations related to business combinations is included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025. See Contingent Consideration – Business Combinations below for additional information.
(2)The embedded derivatives liability is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025. See Embedded Derivatives below for additional information.

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
Contingent Consideration – Business Combinations
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue of the contingent consideration through the maturity date of August 2026. As of June 30, 2026, the key inputs used to determine the fair value of less than $0.1 million were management’s cash flow estimate through the remaining term of less than one year. As of December 31, 2025, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimate through the remaining term of less than one year.

Embedded Derivatives
In connection with the issuance of senior secured convertible notes in April 2023 (the “2028 Notes”) and in accordance with Accounting Standards Codification 815-15, Derivatives and Hedging – Embedded Derivatives, (“ASC 815-15”) certain features of the 2028 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Repurchase option. This derivative had no value at June 30, 2026 or December 31, 2025, because in May 2025 we reduced the outstanding principal of the 2026 Notes (see Note 9, Debt) to below the $30 million threshold described in this paragraph. If more than $30 million aggregate principal amount of the 2026 Notes were to remain outstanding on June 14, 2026, the 2028 Note holders would have had the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes, in principal amounts of one thousand dollars or an integral number thereof, at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023, exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of June 30, 2026, our remaining Asset Sale Threshold was $9.1 million.
In connection with the issuance of senior unsecured convertible notes in May 2025 (the “2030 Notes,” see Note 9) and in accordance with ASC 815-15, certain features of the 2030 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Additional interest. If at any time after November 27, 2025, we fail to file all reports required under the Securities Exchange Act of 1934, as amended, (after giving effect to applicable grace periods and other than Form 8-Ks) during the preceding 12-month period, or the 2030 Notes are not otherwise freely tradable under Rule 144 other than with respect to holders that are affiliates, we will be required to pay additional interest at a rate of 0.50% per annum on the outstanding principal amount to noteholders for each day we are out of compliance with these requirements (the “Additional Interest”). The value of the Additional Interest derivative was $0 at the issuance date and $0 as of June 30, 2026.
•Participation feature. If the fair market value of a distribution (arising from a spin-off, distribution of capital stock, other asset or property distribution, or distribution of securities) made to stockholders is equal to or greater than the average of the last reported sale price of our common stock over the ten consecutive trading day period ending on, and including, the trading day immediately preceding the ex-dividend date for such distribution, then each holder of the 2030 Notes will directly receive, in respect of each $1,000 principal amount thereof, the same type and amount of property that they would have received if they had already converted their senior unsecured convertible notes into shares at the then-current conversion rate. This payment will be made at the same time and on the same terms as it is made to common stockholders. If the amount of any cash dividend per share is equal to or greater than the last reported sale price of our common stock immediately before the dividend, then the holders of the 2030 Notes are entitled to receive, for each $1,000 principal amount of notes, a cash payment (without needing to convert the notes) in the amount of cash they would have received as if they owned a number of shares of common stock equal to the number of 2030 Notes held multiplied by the conversion rate on the ex-dividend date for such cash dividend or distribution. The value of the participation feature derivative was $0 at the issuance date and $0 as of June 30, 2026.
The inputs for determining fair value of the embedded derivatives are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include the probabilities of a fundamental change, qualifying asset sales, maintaining compliance with SEC regulations relative to the notes, and certain distributions to shareholders, ranging from 1% to 58%.
Level 3 Rollforward
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent Consideration - Business Combinations	Embedded Derivatives
Fair value as of December 31, 2025		$39	$2,627
Change in fair value, loss (gain) included in net loss	(1)	(39)	(2,627)
Fair value as of June 30, 2026		$—	$—

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2024		$83	$22,262	$460
Change in fair value, loss (gain) included in net income	(1)	(28)	(19,526)	3,610
Fair value as of June 30, 2025		$55	$2,736	$4,070
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

Fair Value of Fixed Rate Debt
The following table summarizes the fair value of convertible senior notes (see Note 9, Debt, for more information):

	June 30, 2026	December 31, 2025
Convertible senior unsecured notes, due 2026	$7.6	$7.6
Convertible senior secured notes, due 2028	$350.8	$332.7
Convertible senior unsecured notes, due 2030	$193.3	$151.8
The fair value of the other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 7. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	June 30, 2026	December 31, 2025
Software and computer equipment	$7,570	$7,415
Furniture, office equipment, and other	668	641
Internally developed software	55,965	49,436
Leasehold improvements	392	392
	64,595	57,884
Less: Accumulated depreciation and amortization	(34,662)	(30,277)
Property, equipment, and software, net	$29,933	$27,607

Depreciation and amortization expense related to property, equipment, and software was $2.4 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $4.8 million and $3.1 million for the six months ended June 30, 2026 and 2025, respectively.

Note 8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of June 30, 2026		Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	(1)	10.0	$47,900	$(27,323)	$20,577
Acquired technology		8.0	7,980	(5,298)	2,682
Trademarks and tradenames	(2)	11.0	22,025	(10,297)	11,728
Non-compete agreements		7.0	180	(109)	71
Renewal rights	(3)	6.0	9,734	(6,670)	3,064
Insurance licenses	(4)	Indefinite	4,960	—	4,960
Total intangible assets			$92,779	$(49,697)	$43,082
______________________________________
(1)Balance includes $8.0 million of customer relationships that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of June 30, 2026.
(2)Balance includes $5.8 million of trademarks and tradenames that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of June 30, 2026.
(3)Balance includes $2.7 million of renewal rights that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of June 30, 2026.
(4)The entire insurance licenses balance is included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of June 30, 2026.

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

The aggregate amortization expense related to intangibles was $8.1 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively, and $10.7 million and $8.3 million for the six months ended June 30, 2026 and 2025, respectively.
During the three months ended June 30, 2026, we reassessed the remaining useful life of a customer relationship intangible asset associated with our warranty business. Based on current expectations regarding the future economic benefits attributable to the asset, we decreased the asset’s remaining estimated useful life. As a result of this change in estimate, we recognized accelerated amortization expense of approximately $5.5 million during the three months ended June 30, 2026, in general and administrative expense. The after-tax impact on Net income attributable to Porch for the three and six months ended June 30, 2026, was $5.5 million. The effect on basic and diluted earnings per share was $0.05 and $0.04, respectively, for the three months ended June 30, 2026, and $0.05 and $0.04, respectively for the six months ended June 30, 2026.
Goodwill
The following table summarizes goodwill balances by segment as of June 30, 2026.

June 30, 2026
Software & Data	$157,364
Consumer Services	34,543
Total	$191,907

We had no changes in the carrying amount of goodwill for the six months ended June 30, 2026.

Note 9. Debt
The following tables summarize outstanding debt as of June 30, 2026, and December 31, 2025.

		Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	(1)	$7,799	$(7)	$7,792
Convertible senior secured notes, due 2028		333,334	(68,006)	265,328
Convertible senior unsecured notes, due 2030		134,000	(1,837)	132,163
Balance as of June 30, 2026		$475,133	$(69,850)	$405,283
______________________________________
(1)The 2026 Notes are included in current debt in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026.

		Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	(1)	$7,799	$(27)	$7,772
Convertible senior secured notes, due 2028		333,334	(80,247)	253,087
Convertible senior unsecured notes, due 2030		134,000	(2,027)	131,973
Balance as of December 31, 2025		$475,133	$(82,301)	$392,832
______________________________________
(1)The 2026 Notes are included in current debt in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026.

2026 Convertible Senior Unsecured Notes
In the second quarter of 2025, we completed a series of privately negotiated refinancing transactions with certain holders of our 0.75% Convertible Senior Unsecured Notes due in September 2026 (the “2026 Notes”). As part of these refinancing transactions, we:
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
After funding the cash portion of the repurchase and related expenses, net cash proceeds were approximately $3.7 million. We used these proceeds, along with existing cash on hand, to repurchase an additional $8.9 million aggregate principal amount of the 2026 Notes for $8.4 million cash in May 2025. We recognized a net gain on extinguishment of debt of less than 0.1 million in the second quarter of 2025.
As of June 30, 2026, the outstanding principal on our 0.75% Convertible Senior Unsecured Notes due on September 15, 2026 (the “2026 Notes”) was $7.8 million and is included in current debt on the unaudited Condensed Consolidated Balance Sheets. We may redeem for cash all or any portion of the 2026 Notes, at our option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “2026 Note Conversion Rate”). The 2026 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026.

2028 Convertible Senior Secured Notes
As of June 30, 2026, the outstanding principal was $333.3 million on our 6.75% Convertible Senior Secured Notes due in 2028 (the “2028 Notes”). The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.
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
Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions
2030 Convertible Senior Unsecured Notes
As of June 30, 2026, the outstanding principal was $134.0 million on our 9.00% Convertible Senior Unsecured Notes due in 2030 (the “2030 Notes”). The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.72 per share (the “2030 Note Conversion Rate”). The 2030 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes.
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
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option as described below, we would, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 101.8132 shares of common stock per one thousand dollars of principal amount of the 2030 Notes). As of June 30, 2026, none of the conditions of the 2030 Notes to early convert were met.
The 2030 Notes are also redeemable at the option of the Company on or after November 20, 2026, if the last reported sale price of Porch’s common stock has been at least 120% (or $18.85) of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.
In connection with the issuance of the 2030 Notes in the second quarter of 2025, we recognized a premium of $13.4 million in excess of the principal amount of the notes. In accordance with ASC 470-20, Debt - Debt with Conversion and Other Options, we bifurcated the 2030 Notes financial instrument into its liability and equity components. The principal amount, net of the associated debt issuance costs, of the 2030 Notes was recorded as long-term debt in the unaudited Condensed Consolidated Balance Sheets. The premium was recorded as an increase to additional paid-in capital in the unaudited

Condensed Consolidated Balance Sheets. When issuing convertible debt at a substantial premium, our accounting policy is to allocate all debt issuance costs to the debt component.
Interest on Convertible Notes
Interest expense for our convertible senior notes includes both contractual interest expense and amortization of debt issuance costs and discount. The following table details interest expense recognized for our convertible senior notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense for 2026 Notes	$14	$230	$29	$556
Contractual interest expense for 2028 Notes	5,625	5,625	11,250	11,250
Contractual interest expense for 2030 Notes	3,015	1,005	6,030	1,005
Amortization of debt issuance costs and discount for 2026 Notes	10	167	20	403
Amortization of debt issuance costs and discount for 2028 Notes	6,131	5,114	12,241	10,251
Amortization of debt issuance costs for 2030 Notes	96	36	190	36
	$14,891	$12,177	$29,760	$23,501
The effective interest rates for the 2026 Notes, 2028 Notes, and 2030 Notes are 1.3%, 17.9%, and 9.2%, respectively.
We capitalized interest expense related to our convertible senior notes for internally developed software projects. During the three months ended June 30, 2026, and 2025, we capitalized interest of $0.3 million and $0.2 million, respectively, and we capitalized interest of $0.6 million and $0.3 million during the six months ended June 30, 2026 and 2025, respectively.

Note 10. Stockholders' Equity
Common Shares Outstanding and Common Stock Equivalents
The following table shows the number of our common shares that could be issued for each component of our capital structure.

		June 30, 2026	December 31, 2025
Outstanding common shares, excluding shares held by the Reciprocal and our wholly owned captive reinsurance business		113,205	105,809
Outstanding common shares held by the Reciprocal		16,220	18,312
Outstanding common shares held by our wholly owned captive reinsurance business		2,092	—
Outstanding common shares, total		131,517	124,121

Common shares reserved for future issuance:
Stock options		2,642	2,815
Restricted and performance stock units and awards (Note 11)		11,297	12,469
2020 Equity Plan pool reserved for future issuance (Note 11)		12,602	10,931
Convertible senior unsecured notes, due 2026	(1)	312	312
Convertible senior secured notes, due 2028		13,332	13,332
Convertible senior unsecured notes, due 2030		8,527	8,527
Total shares of common stock outstanding and reserved for future issuance		180,229	172,507
______________________________________
(1)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of June 30, 2026. The capped calls expire on September 15, 2026.

In June 2026, we, through our wholly owned captive reinsurance business, repurchased approximately 2.1 million shares of our common stock from the Reciprocal for approximately $15.0 million, or $7.17 per share. The Reciprocal still holds approximately 16.2 million Porch shares. Shares owned by both our captive reinsurer and the Reciprocal have been issued and are outstanding, as provided under Delaware law. However, these shares will neither be entitled to vote nor be counted for quorum purposes. For accounting purposes, these shares are considered treasury stock as of June 30, 2026.
Repurchase of Common Shares
As previously disclosed on February 11, 2026, our Board of Directors authorized us to repurchase shares of our common stock in 2026, up to an aggregate amount not to exceed $2.5 million. This is the maximum annual amount permitted under the 2028 Notes indenture.
During the first quarter of 2026, we exhausted the amount authorized by our Board of Directors. We repurchased and retired 0.3 million common shares with a total cost of $2.5 million (including commissions). The cost paid in excess of the par value is included in accumulated deficit in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026.

Note 11. Stock-Based Compensation
Under our 2020 Stock Incentive Plan, employees, directors and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock awards, collectively referred to as “Equity Awards.” All Equity Awards granted during the six months ended June 30, 2026, were to employees and directors.
The following table summarizes the classification of stock-based compensation expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$47	$62	$89	$96
Selling and marketing	$600	$496	$980	$799
Product and technology	861	966	1,619	1,658
General and administrative	6,354	6,476	12,457	10,357
Total stock-based compensation expense	$7,862	$8,000	$15,145	$12,910

The following table summarizes Equity Award activity for the six months ended June 30, 2026.

		Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2025		2,815	5,661	6,808
Granted		—	2,080	1,329
Vested	(1)	—	(1,640)	(2,755)
Exercised		(172)	—	—
Forfeited, canceled or expired		(1)	(186)	—
Balances as of June 30, 2026		2,642	5,915	5,382
______________________________________
(1)The vested PRSU amount presented in the table reflects target shares associated with the 2023 award. Certain PRSUs settled during the period at 200% of target based on maximum achievement of performance conditions. As a result, the number of shares issued upon settlement was 5.5 million, which exceeded the vested amounts reflected in the table.

The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2026, was $7.65.
During the six months ended June 30, 2026, we granted PRSUs that vest based on both the employee’s service period and the independent achievement of three distinct performance metrics:

•Relative Total Shareholder Return (“TSR”): The PRSUs subject to the TSR metric are earned based on the Company’s total shareholder return relative to the total shareholder return of companies in the S&P SmallCap 600 Index, as a percentile rank, over a performance period beginning on April 1, 2026, and ending December 31, 2028.
•Adjusted EBITDA: The PRSUs subject to an Adjusted EBITDA metric are earned based on the Company’s achievement of Adjusted EBITDA (as defined in the grant agreement) in the year ending December 31, 2028, compared to specified performance goals.
•Revenue: The PRSUs subject to a Revenue metric are earned based on the Company’s achievement of Revenue (as defined in the grant agreement) in the year ending December 31, 2028, compared to specified performance goals.
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
The weighted average grant-date fair value of PRSUs granted during the six months ended June 30, 2026, was $9.01. The grant-date fair value of Adjusted EBITDA PRSUs and Revenue PRSUs is based on the closing stock price on the grant date. We estimate the grant-date fair value of TSR PRSUs using the Monte Carlo simulation model, as the TSR metric is considered a market condition under ASC Topic 718, Compensation - stock compensation.
The PRSUs granted in 2023 vested on April 7, 2026. The award was subject to three distinct performance goals of share price, revenue, and Adjusted EBITDA (as defined in the grant agreement). The total number of shares that were issued upon settlement of these awards during the second quarter of 2026 was 5.5 million, representing achievement at the maximum performance level of 200%. We adopted the sell-to-cover method (shares sold are sold by the Company at its election, and without any discretion by the participant) as the sole means for plan participants to satisfy tax withholding obligations upon the vesting and settlement of awards.
On June 10, 2026, the Company’s stockholders approved the Porch Group, Inc. Employee Stock Purchase Plan (the “ESPP”) at the Company’s Annual Meeting of Stockholders. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to the terms of the plan. As of June 30, 2026, no offering period had commenced and no shares had been issued or purchased under the ESPP.

Note 12. Reinsurance for the Reciprocal
2026 Program
As of April 1, 2026, coverage for excess-of-loss catastrophe reinsurance from a panel of third-party reinsurers started at $35.0 million for per occurrence for all perils, up to a loss of $365.0 million. We also purchased reinstatement premium protection for the first three layers of our third-party placed excess-of-loss (“XOL”) program. In addition, our captive reinsurance business provides reinsurance support to improve capital efficiency for the Reciprocal. Our captive reinsurer provides reinsurance coverage for risks with low earnings volatility.
In July 2026, the Reciprocal obtained approximately $100.0 million of multi-peril collateralized catastrophe reinsurance protection through a catastrophe bond transaction. This coverage attaches above the top of the Reciprocal’s third-party excess-of-loss reinsurance tower, providing additional catastrophe protection beyond the $365.0 million upper limit of the XOL program described above. Under the arrangement, Harbor Crest Re Ltd., a bankruptcy-remote special purpose insurance vehicle, issued $100.0 million of Class A principal-at-risk notes and entered into a reinsurance agreement providing protection for certain losses arising from named storms, winter storms, severe weather events, wildfires, and fire-following earthquake events in the United States. The coverage is structured on an indemnity and per-occurrence basis and provides approximately four years of reinsurance protection. The proceeds from the notes are held in collateral accounts and are available to satisfy the reinsurer’s obligations under the reinsurance agreement. Premiums ceded under the arrangement will be recognized as ceded earned premium over the coverage period, while any recoveries are recognized in the period covered losses are incurred and recovery becomes probable. Costs directly attributable to obtaining the reinsurance coverage are deferred and amortized over the applicable coverage period, while other transaction costs are expensed as incurred. The Reciprocal entered into the transaction as part of its broader risk management and reinsurance strategy to diversify sources of catastrophe protection and enhance capital efficiency.

2025 Program
As of April 1, 2025, and for the twelve months ended March 31, 2026, coverage for excess-of-loss catastrophe reinsurance started at $25.0 million per occurrence up to a loss of $410.0 million. Additionally, the third-party quota share reinsurance contracts started at 7.5% of property and casualty losses, which included catastrophe events, bringing the effective retention for the Reciprocal from $25.0 million per occurrence to $23.1 million per occurrence. We also placed reinstatement premium protection to cover any reinstatement premiums due on the second through fourth layers.
Captive Quota Share Arrangement
The Reciprocal has historically utilized our captive reinsurance business as part of its capital management strategy. Effective April 1, 2025, our captive reinsurer began providing reinsurance support under its current arrangement to improve capital efficiency for the Reciprocal. Our captive reinsurer provides reinsurance coverage for risks with low earnings volatility, such as non-catastrophic weather quota share risks. This contract was approved for an initial term of 10 years but may be terminated annually by either Porch or the Reciprocal.
Reinsurance Impact
The effects of reinsurance on premiums written by the Reciprocal and earned for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$117,628	$103,468	$95,779	$100,184
Ceded premiums	3,627	(12,238)	20,378	(21,229)
Net premiums	$121,255	$91,230	$116,157	$78,955

	Six Months Ended June 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$211,182	$201,120	$171,275	$202,564
Ceded premiums	(16,921)	(33,064)	(11,263)	(60,295)
Net premiums	$194,261	$168,056	$160,012	$142,269

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct losses and LAE	$43,696	$39,664	$66,464	$84,356
Ceded losses and LAE	(799)	(7,072)	(2,383)	(22,629)
Net losses and LAE	$42,897	$32,592	$64,081	$61,727

The detail of reinsurance balances due is as follows:

	June 30, 2026	December 31, 2025
Ceded unearned premium	$419	$24,654
Losses and LAE reserve	6,517	9,509
Reinsurance recoverable	(95)	3,411
Other	1,058	79
Reinsurance balance due	$7,899	$37,653

Note 13. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the six months ended June 30, 2026:

Reserve for unpaid losses and LAE at December 31, 2025	$49,159
Plus: Reinsurance recoverables on losses and LAE at December 31, 2025	(8,424)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2025	40,735
Add provisions (reductions) for losses and LAE occurring in:
Current year	62,688
Prior years	1,393
Net incurred losses and LAE during the current year	64,081
Deduct payments for losses and LAE occurring in:
Current year	(30,180)
Prior years	(20,045)
Net claim and LAE payments during the current year	(50,225)

Reserve for losses and LAE, net of reinsurance recoverables at June 30, 2026	54,591
Less: Reinsurance recoverables on losses and LAE at June 30, 2026	(6,517)
Reserve for unpaid losses and LAE at June 30, 2026	$61,108

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of $1.4 million for the six months ended June 30, 2026.

Note 14. Other Income (Expense), Net
The following table details the components of other income, net, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$336	$396	$654	$814
Recoveries of losses on reinsurance contracts	925	925	1,849	8,949
Other, net	51	172	176	130
Other income, net	$1,312	$1,493	$2,679	$9,893

Note 15. Income Taxes
Benefit or provision for income taxes for the three months ended June 30, 2026, and 2025, was a provision of $0.6 million and $1.1 million benefit, respectively, and the effective tax rates for these periods were (4.3)% and (15.2)%, respectively. Benefit or provision for income taxes for the six months ended June 30, 2026 and 2025, were $2.4 million provision and $0.2 million benefit, respectively, and the effective tax rates for these periods were (24.3)% and (1.6)%, respectively. The difference between our effective tax rates for the six months ended June 30, 2026 and 2025, and the U.S. statutory rate of 21% was attributable to the impact of a full valuation allowance on our net deferred tax assets. Our consolidated effective tax rate decreased for the both the three and six months ended June 30, 2026, compared to the same periods in the prior year primarily due to a change in the mix of income between the Reciprocal and Porch, which are treated as separate reporting entities for income tax accounting purposes, and the sale of Porch common shares by the Reciprocal (see Note 10).
Our income tax provision for the six months ended June 30, 2025, includes deferred federal income tax expense of $0.9 million, which was recognized in conjunction with the formation of the Reciprocal and subsequent sale of HOA to the Reciprocal. The deferred tax expense associated with this event is driven by changes to our scheduled reversal of deferred tax liabilities and assets, which is a function of the underlying impact the event has on our Federal consolidated income tax filing group.

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

Note 17. Net Income Attributable To Porch Per Share
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

The following table summarizes the computation of basic and diluted net income attributable to Porch per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Porch used to compute net income attributable to Porch per share - basic	$5,603	$2,579	$890	$10,974
Effect of interest expense on dilutive 2028 Notes	—	10,739	—	—
Effect of change in fair value of derivatives related to dilutive 2028 Notes	—	(12,853)	—	—
Net income attributable to Porch used to compute net income attributable to Porch per share - diluted	$5,603	$465	$890	$10,974
Denominator:
Weighted average shares outstanding used to compute net income attributable to Porch per share - basic	111,087	103,160	108,594	102,435
Effect of dilutive securities:
Stock Options	1,841	1,952	1,808	1,733
RSUs	3,466	5,554	3,209	4,882
PRSUs	4,347	7,681	3,277	5,691
2028 Notes	—	13,332	—	—
Weighted average shares outstanding used to compute net income attributable to Porch per share - diluted	120,741	131,679	116,888	114,741

Net income attributable to Porch per share - basic	$0.05	$0.03	$0.01	$0.11
Net income attributable to Porch per share - diluted	$0.05	$—	$0.01	$0.10

The following table discloses securities that were not included in the computation of diluted net loss per share

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Stock options		148	224	148	266
Performance restricted stock units	(1)	2,820	2,621	2,820	2,621
Private warrants		—	1,796	—	1,796
Convertible debt - 2026 Notes	(2)	312	822	312	822
Convertible debt - 2028 Notes		13,332	—	13,332	13,332
Convertible debt - 2030 Notes		8,527	8,527	8,527	8,527
______________________________________.
(1)For the three and six months ending June 30, 2026 and June 30, 2025, this represents the number of performance restricted stock units at the end of the period that were excluded from the computation of diluted earnings per share because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which are expected to generally reduce the potential dilution to our common stock. The capped call transactions impact the number of shares that may be issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would result in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of June 30, 2026. The capped calls expire on September 15, 2026.

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
•the possibility that a decline in our share price would result in a negative impact to our captive reinsurance business' capital and collateral portfolio, and may require further financial support to enable the captive reinsurance business to meet applicable regulatory requirements;
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
•the ability to effectively integrate and leverage artificial intelligence and machine learning technologies;
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
We caution you that the foregoing list may not contain all the risks to forward-looking statements made in this Quarterly Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described above and elsewhere in this Quarterly Report. We disclaim any obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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
Beyond insurance, Porch is a leader in the home software-as-a-service (“SaaS”) space, serving approximately 19 thousand companies across industries essential to the home-buying process—home inspectors, title companies, mortgage providers, and more. Our deep relationships and proprietary data give us unique visibility into approximately 90% of U.S. homebuyers and approximately 90% of U.S. homes, enabling superior risk assessment and competitive pricing.
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
Insurance Services — Our Insurance Services segment manages and operates the Reciprocal, providing services related, but not limited, to underwriting, policy renewal, risk management, insurance portfolio management, financial management, and setting investment guidelines in exchange for commissions and fees. The Insurance Services segment also holds the surplus notes issued by the Reciprocal and includes our captive reinsurer which provides reinsurance support to improve capital efficiency for the Reciprocal. Our captive reinsurer only provides reinsurance coverage for risks with low earnings volatility

Software & Data — Our Software & Data segment provides, on a subscription and predominantly transactional basis, software to inspection, mortgage, title, and roofing companies and data products to insurance and other types of companies. This segment includes several strategically important businesses, including home inspection software, title and mortgage software, Home Factors (our unique property insights product), and mover marketing products.
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
Our operating results are, in large part, tied to the growth and financial condition of the Reciprocal. If any events occurred that impaired the Reciprocal's ability to grow or sustain its financial condition, including but not limited to reduced financial strength ratings, disruption in the independent agency relationships, significant catastrophe losses, or products not meeting customer demands, the Reciprocal could find it more difficult to retain its existing business and attract new business. A decline in the business of the Reciprocal almost certainly could have as a consequence a decline in the total premiums paid and a correspondingly adverse effect on the amount of the management fees received by our Insurance Services segment.
Basis of Presentation
The financial information herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, contained in our Annual Report on Form 10-K for the year ended December 31, 2025, and the unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. Unless otherwise noted herein, all numbers are in thousands, except per share amounts. Additionally, certain financial amounts for the three and six months ended June 30, 2025, included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to correct certain immaterial prior period errors as discussed in Note 21, “Quarterly Financial Data (Unaudited),” to the consolidated financial statements included in Part II, Item 8, of our Annual Report for the year ended December 31, 2025.
The Reciprocal is a separate legal entity, owned by its member policyholders, and is not owned, wholly or in part, by the Company. The Reciprocal is consolidated in our financial statements solely as a result of the Company's variable interest in, and status as primary beneficiary of, the entity. We include the Reciprocal's results in this discussion for explanatory and informational purposes only, to give our investors a complete understanding of our business and of the amounts reflected in our consolidated results. Because the Company does not own the Reciprocal, the Reciprocal's results of operations, net income (loss), and equity are attributable to its member policyholders and do not accrue to the Company's shareholders. Nothing in the discussion that follows should be read to suggest that the economic results of the Reciprocal are available to, or accrue to the benefit of, the Company or its shareholders.
Artificial Intelligence
We utilize artificial intelligence (“AI”) and machine learning tools to support and enhance certain operational activities and platform workflows across our businesses, with an emphasis on improving productivity and reducing errors while maintaining appropriate governance and regulatory compliance. For purposes of this Quarterly Report, AI refers to a category of technologies that enable systems to learn from data, identify patterns, automate processes, or augment human decision-making. AI may improve efficiency and accuracy in certain workflows across our software suite and insurance operations (for example, expediting voice call answering activity; assisting with inspection report quality and speed in our home inspection business; supporting reconciliation, verification, and fraud monitoring in our real estate title and settlement software business; and enhancing insurance pricing, underwriting, claims handling, and customer service workflows). The use of these tools is subject to internal policies designed to address data security, confidentiality, and appropriate use, and outputs are reviewed by employees and are not relied upon as the sole basis for decisions where human judgment is required. Management oversees the evaluation and use of AI tools as part of our broader risk management and information security processes. We continue to evaluate the appropriate scope of our AI use and related governance as these technologies and applicable regulations evolve. While we believe responsible use of AI may create opportunities for improved efficiency and scalability over time, the development and implementation of these technologies involve risks and uncertainties, including data privacy, cybersecurity, regulatory compliance, model accuracy, and reliance on third‑party systems. See risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Reinsurance Programs for the Reciprocal
As of April 1, 2026, coverage for excess-of-loss catastrophe reinsurance from a panel of third-party reinsurers started at $35.0 million for per occurrence for all perils, up to a loss of $365.0 million. We also purchased reinstatement premium protection for the first three layers of our third-party placed excess-of-loss (“XOL”) program. In addition, our captive reinsurance business provides reinsurance support to improve capital efficiency for the Reciprocal. Our captive reinsurer provides reinsurance coverage for risks with low earnings volatility.
In July 2026, the Reciprocal obtained approximately $100.0 million of multi-peril collateralized catastrophe reinsurance protection through a catastrophe bond transaction. This coverage attaches above the top of the Reciprocal’s third-party excess-of-loss reinsurance tower, providing additional catastrophe protection beyond the $365.0 million upper limit of the XOL program described above. Under the arrangement, Harbor Crest Re Ltd., a bankruptcy-remote special purpose insurance vehicle, issued $100.0 million of Class A principal-at-risk notes and entered into a reinsurance agreement providing protection for certain losses arising from named storms, winter storms, severe weather events, wildfires, and fire-following earthquake events in the United States. The coverage is structured on an indemnity and per-occurrence basis and provides approximately four years of reinsurance protection. The proceeds from the notes are held in collateral accounts and are available to satisfy the reinsurer’s obligations under the reinsurance agreement. Premiums ceded under the arrangement will be recognized as ceded earned premium over the coverage period, while any recoveries are recognized in the period covered losses are incurred and recovery becomes probable. Costs directly attributable to obtaining the reinsurance coverage are deferred and amortized over the applicable coverage period, while other transaction costs are expensed as incurred. The Reciprocal entered into the transaction as part of its broader risk management and reinsurance strategy to diversify sources of catastrophe protection and enhance capital efficiency.
Share Repurchase from the Reciprocal
In June 2026, we, through our wholly owned captive reinsurance business, repurchased approximately 2.1 million shares of our common stock from the Reciprocal for approximately $15.0 million, or $7.17 per share. By converting a portion of the

Reciprocal’s Porch common stock holdings into cash, this transaction increases the Reciprocal’s statutory surplus given that a large portion of the value of Porch shares of common stock is counted as non-admitted assets in statutory filings. The Reciprocal still holds approximately 16.2 million shares of Porch common stock, providing continued upside potential should the share price appreciate. While this increases Reciprocal’s surplus, there is no GAAP impact to the unaudited condensed consolidated financial statements. Additionally, the shares of Porch common stock held by our captive reinsurer and the Reciprocal will remain treasury shares for GAAP accounting purposes and under Delaware law are not considered outstanding for quorum and are not entitled to vote.
Results of Operations

Key Factors Affecting Operating Results
The following key factors affected our operating results in the three and six months ended June 30, 2026:
•Top-of-funnel expansion continued in our insurance business with the number of producing third-party agency branch locations increasing by 148% and quote volumes rising by 87% from the same quarter last year.
•Reciprocal Policies Written grew 38% year-over-year.
•In Software and Data, we implemented a price increase in our title insurance software and sunset certain legacy software products that serve very small businesses to support our strategy to focus on larger customers.
•In Consumer Services, our warranty business experienced lower claims expense for the six months ended June 30, 2026, compared to the same period last year. While U.S. housing market conditions remain challenging, we are in the early-stages of expanding Movingplace.com and Securityplace.com.
•Capacity continued to build: statutory surplus at the Reciprocal ended Q2 2026 at $169.9 million, up 33% compared to Q2 2025. Surplus combined with non-admitted assets ended at $376.5 million, supporting our ability to scale premiums while maintaining a healthy Reciprocal.

Quarter-to-Date Results

		Three Months Ended June 30,
		2026	2025	$ Change	% Change

		(dollar amounts in thousands)
Revenue		$140,882	$126,077	$14,805	12%
Cost of revenue		53,302	43,422	9,880	23%
Gross Profit		87,580	82,655	4,925	6%

Operating expenses:
Selling and marketing		41,332	33,640	7,692	23%
Product and technology		14,676	13,076	1,600	12%
General and administrative		35,685	30,890	4,795	16%
Provision for doubtful accounts		—	—	—	N/A
Impairment loss on intangible assets and goodwill		—	—	—	N/A
Total operating expenses		91,693	77,606	14,087	18%
Operating income (loss)		(4,113)	5,049	(9,162)	(181)%
Other income (expense):
Interest expense		(14,775)	(12,056)	(2,719)	23%
Change in fair value of earnout liability		—	—	—	N/A
Change in fair value of private warrant liability		—	(2,878)	2,878	(100)%
Change in fair value of derivatives		860	12,853	(11,993)	(93)%
Gain on extinguishment of debt		—	34	(34)	(100)%
Investment income and realized gains and losses, net of investment expenses		3,151	2,665	486	18%
Other income, net		1,312	1,493	(181)	(12)%
Total other income (expense)		(9,452)	2,111	(11,563)	(548)%
Income (loss) before income taxes		(13,565)	7,160	(20,725)	(289)%
Income tax benefit (expense)		(585)	1,087	(1,672)	(154)%
Net income (loss)		(14,150)	8,247	(22,397)	(272)%
Less: Net income (loss) attributable to the Reciprocal		(19,753)	5,668	(25,421)	(449)%
Net income attributable to Porch		$5,603	$2,579	$3,024	117%

Net income (loss)		$(14,150)	$8,247	$(22,397)	(272)%
Net loss (income) attributable to the Reciprocal		19,753	(5,668)	25,421	(449)%
Interest expense		14,581	12,026	2,555	21%
Income tax benefit		(695)	(1,186)	491	(41)%
Depreciation and amortization		9,504	4,461	5,043	113%
Gain on extinguishment of debt		—	(34)	34	(100)%
Other income, net		(79)	(95)	16	(17)%
Stock-based compensation costs		10,733	8,000	2,733	34%
Change in fair value of private warrant liability		—	2,878	(2,878)	(100)%
Change in fair value of derivatives		(860)	(12,853)	11,993	(93)%
Other		297	(146)	443	(303)%
Adjusted EBITDA (Excluding Reciprocal)	(1)	$39,084	$15,630	$23,454	150%
______________________________________
(1)Adjusted EBITDA (Excluding Reciprocal) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Revenue. Total consolidated revenue including the Reciprocal increased by $14.8 million, or 12%, from $126.1 million in the three months ended June 30, 2025, to $140.9 million in the three months ended June 30, 2026. Approximately 9% of the increase resulted from increased premium revenue, net of ceded premiums, and the remainder of the increase resulted from increased fee revenue, both as a result of more Reciprocal Policies Written, partially offset by a slight reduction in RWP per Policy Written, as described in the following individual segment operating results sections. See Key Performance Measures and Operating Metrics for definition of Reciprocal Policies Written and RWP per Policy Written metrics.
Cost of revenue. Total consolidated cost of revenue including the Reciprocal increased by $9.9 million, or 23%, from $43.4 million in the three months ended June 30, 2025, to $53.3 million in the three months ended June 30, 2026. Approximately 16% of the increase was due to a reduction in losses ceded by the Reciprocal Segment. Under the new reinsurance program effective April 1, 2026, (see Note 12, Reinsurance for the Reciprocal, in the unaudited Notes to Condensed Consolidated Financial Statements), the Reciprocal cedes a smaller share of losses to reinsurers than it did in the prior-year period. The remaining approximately 7% of the increase was driven by growth in the number of Reciprocal Policies Written, which increases the volume of exposures in force. As a percentage of revenue, cost of revenue represented 38% of revenue in the three months ended June 30, 2026, compared with 34% in the three months ended June 30, 2025.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal increased by $7.7 million, or 23%, from $33.6 million in the three months ended June 30, 2025, to $41.3 million in the three months ended June 30, 2026. The increase was driven by higher commission rates to third-party insurance agencies as well as an increase in the number of agencies. As a percentage of revenue, selling and marketing expenses represented 29% of revenue in the three months ended June 30, 2026, compared with 27% in the three months ended June 30, 2025.
Product and technology. Total consolidated product and technology expenses including the Reciprocal increased by $1.6 million, or 12%, from $13.1 million in the three months ended June 30, 2025, to $14.7 million in the three months ended June 30, 2026. As a percentage of revenue, product and technology expenses represented 10% of revenue in the three months ended June 30, 2026, compared with 10% in the same period in 2025. The dollar increase is consistent with the rate of increase in revenue.
General and administrative. Total consolidated general and administrative expenses including the Reciprocal increased by $4.8 million, or 16%, from $30.9 million in three months ended June 30, 2025, to $35.7 million in the three months ended June 30, 2026. Approximately $5.5 million of the increase relates to amortization of an intangible asset upon reassessment of its useful life (see Note 8, Intangible Assets and Goodwill, in the unaudited Notes to Condensed Consolidated Financial Statements). This increase was partially offset by savings from reduced reliance on third-party consultants and centralizing administrative functions.
Interest expense. Interest expense increased by $2.7 million, or 23%, from $12.1 million in the three months ended June 30, 2025, to $14.8 million in the three months ended June 30, 2026. The increase was driven by the May 2025 exchange of our 2026 Notes (as defined below) for newly issued 2030 Notes (as defined below). The higher coupon rate associated with the 2030 Notes contributed to the overall increase in interest expense during the period. The following table details the components of interest expense on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended June 30,
	2026	2025	$ Change
Contractual interest expense	$8,654	$6,860	$1,794
Amortization of debt issuance costs and discount	6,237	5,317	920
Capitalized interest and other	(116)	(121)	5
Total interest expense	$14,775	$12,056	$2,719
Change in fair value of private warrant liability. We recognized a loss on change in fair value of the private warrant liability of $2.9 million in the three months ended June 30, 2025. The private warrants expired in December 2025; therefore, there was no corresponding gain or loss in the current year.
Change in fair value of derivatives. The gain recognized for the change in fair value of derivatives decreased in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The fair value of derivatives is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements.
Income tax benefit (expense). Income tax provision of $0.6 million and income tax benefit of $1.1 million were recognized for the three months ended June 30, 2026 and 2025, respectively, and the effective tax rates for these periods were 4.3% and 15.2%, respectively. The difference between our effective tax rates for the three months ended June 30, 2026 and 2025, and the U.S. statutory rate of 21% was attributable to the impact of a full valuation allowance on our net deferred tax assets. Our consolidated effective tax rate increased for the three months ended June 30, 2026, compared to the same period in the prior year decreased due to a change in the mix of income between the Reciprocal and Porch, which are treated as separate reporting entities for income tax accounting purposes.
Net income attributable to Porch. Net income attributable to Porch for the three months ended June 30, 2026, was $5.6 million, a $3.0 million increase from Net income attributable to Porch of $2.6 million for the three months ended June 30, 2025. The increase was driven by growth in fee revenue associated with an increase in RWP and Reciprocal Policies Written, partially offset by higher operating expenses, higher interest expense, and lower derivative gains. See Key Performance Measures and Operating Metrics for definition of Reciprocal Policies Written and RWP per Policy Written metrics.
Adjusted EBITDA (Excluding Reciprocal). Adjusted EBITDA (Excluding Reciprocal), for the three months ended June 30, 2026, was $39.1 million, a $23.5 million improvement from $15.6 million for the same period in 2025. The year-over year improvement was due to an increase in fee revenue associated with increases in RWP and Reciprocal Policies Written, and strong cost control across the business including lower legal and accounting professional fees. These improvements were partially offset by an increase in selling and marketing expense resulting from higher ceded commissions at our captive reinsurer. Adjusted EBITDA (Excluding Reciprocal), is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Three Months Ended June 30,
		2026	2025	Change	% Change
Revenue		$92,925	$67,390	$25,535	38%
Revenue from external customers		10,028	6,748	3,280	49%
Intersegment revenue		82,897	60,642	22,255	37%

Gross Profit		$81,189	$57,864	$23,325	40%
Gross Margin		87%	86%
Adjusted EBITDA	(1)	$44,399	$19,657	$24,742	126%
Adjusted EBITDA Margin	(1)	48%	29%
RWP (in millions)	(2)	$139.8	$120.7	$19.1	16%
Reciprocal Policies Written (in thousands)	(2)	58.7	42.5	16.2	38%
RWP per Policy Written (unrounded)	(2)	$2,383	$2,843	$(460)	(16)%
Insurance Service Gross Profit as % of RWP		58%	48%
Insurance Services Adjusted EBITDA % of RWP	(1)	32%	16%
______________________________________
(1)Insurance Services Adjusted EBITDA, Insurance Services Adjusted EBITDA Margin, and Insurance Services Adjusted EBITDA % of RWP are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the three months ended June 30, 2026, Insurance Services segment revenue increased by $25.5 million, or 38%, to $92.9 million compared to $67.4 million for the three months ended June 30, 2025. Our Insurance Services segment generates revenue in several ways: management fees from the Reciprocal based on a percentage of RWP, policy fees from policyholders based on the number of Reciprocal Policies Written, captive reinsurance premiums from the Reciprocal, and lead fees from third-party insurance agencies. Fee revenue represented approximately 29% of the increase which resulted from the 16% increase in RWP and 38% increase in Reciprocal Policies Written as discussed in the following Reciprocal Segment section. Reinsurance premiums from the Reciprocal represented 9% of the increase which resulted from an increase in ceding from the Reciprocal Segment.
For the three months ended June 30, 2026, Insurance Services segment gross profit increased by 40% compared to the three months ended June 30, 2025, which is consistent with the 38% increase in revenue for the same period. The $23.3 million increase in Insurance Services segment gross profit resulted from the $25.5 million increase in revenue as described above with only a slight increase in cost of revenue due to an increase in ceding activity from the Reciprocal Segment.
Insurance Services segment gross margin remained steady at 87% for the three months ended June 30, 2026, compared to 86% for the three months ended June 30, 2025, as gross profit increased at approximately the same rate as revenue as described above.
Insurance Services Adjusted EBITDA was $44.4 million for the three months ended June 30, 2026, which increased by $24.7 million compared to prior year due to the $23.3 million increase in gross profit described above.
Insurance Services Adjusted EBITDA Margin increased to 48% for the three months ended June 30, 2026, compared to 29% for the three months ended June 30, 2025. This increase was driven by higher fee-based revenue associated with growth in RWP and Reciprocal Policies Written while fixed operating costs remained relatively stable.

RECIPROCAL SEGMENT

		Three Months Ended June 30,
		2026	2025	Change	% Change
Revenue		$59,624	$55,409	$4,215	8%
Gross Profit		$22,697	$31,513	$(8,816)	(28)%
Gross Margin		38%	57%
Net Income (Loss)		$(8,832)	$5,668	$(14,500)	(256)%
RWP (in millions)	(1)	$139.8	$120.7	$19.1	16%
Reciprocal Policies Written (in thousands)	(1)	58.7	42.5	16.2	38%
RWP per Policy Written (unrounded)	(1)	$2,383	$2,843	$(460)	(16)%
______________________________________
(1)See Key Performance Measures and Operating Metrics for definitions of metrics.

The Reciprocal is a separate legal entity, owned by its member policyholders, and is not owned, wholly or in part, by the Company. The Reciprocal is consolidated in our financial statements solely as a result of the Company's variable interest in, and status as primary beneficiary of, the entity. We include the Reciprocal's results in this discussion for explanatory and informational purposes only, to give our investors a complete understanding of our business and of the amounts reflected in our consolidated results. Because the Company does not own the Reciprocal, the Reciprocal's results of operations, net income (loss), and equity are attributable to its member policyholders and do not accrue to the Company's shareholders. Nothing in the discussion that follows should be read to suggest that the economic results of the Reciprocal are available to, or accrue to the benefit of, the Company or its shareholders.
For the three months ended June 30, 2026, Reciprocal Segment revenue increased by $4.2 million, or 8%, to $59.6 million compared to $55.4 million for the three months ended June 30, 2025. The 8% increase in revenue resulted from increased RWP and the associated earned premium, net of ceded premium. RWP rose because of the 38% increase in the number of Reciprocal Policies Written, which was driven by an increase in the number of agencies and quotes, coupled with improved conversion rates from quotes to written policies for new policyholders. Premiums paid by new policyholders are typically lower than premiums on renewing policies; thus, the large increase in new policies is a significant driver of the 16% decrease in RWP per Policy Written.
For the three months ended June 30, 2026, Reciprocal Segment gross profit decreased by 28% to $22.7 million. The decrease in gross profit resulted from increased net losses compared to the same period in the prior year as the Reciprocal cedes less to reinsurers under the updated reinsurance program effective April 1, 2026.
Gross margin for the Reciprocal Segment decreased from 57% for the three months ended June 30, 2025, to 38% for the three months ended June 30, 2026, because the Reciprocal retains more loss under the updated reinsurance program effective April 1, 2026.
Reciprocal Segment Net Income (Loss) was $(8.8) million for the three months ended June 30, 2026, compared to $5.7 million in the three months ended June 30, 2025. The $8.8 million decrease in gross profit described above drove part of the change as well as the increase in management fees and reinsurance premiums discussed in the Insurance Services section above. A $10.9 million gain on the sale of shares of Porch common stock partially offset these changes (see Note 10, Stockholders' Equity, in the unaudited Notes to Condensed Consolidated Financial Statements) and is eliminated in consolidation.

SOFTWARE & DATA

		Three Months Ended June 30,
		2026	2025	Change	% Change
Revenue		$23,087	$24,013	$(926)	(4)%
Gross Profit		$17,424	$18,167	$(743)	(4)%
Gross Margin		75%	76%
Adjusted EBITDA	(1)	$5,210	$5,542	$(332)	(6)%
Adjusted EBITDA Margin		23%	23%
Average Number of Companies (in thousands)	(2)	18.7	24.2	(5.4)	(22)%
Annualized Average Revenue per Company (unrounded)	(2)	$4,926	$3,974	$952	24%
______________________________________
(1)Software & Data Adjusted EBITDA and Software & Data Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.
For the three months ended June 30, 2026, Software & Data segment results were relatively stable, with revenue, gross profit, gross margin, Software & Data Adjusted EBITDA, and Software & Data Adjusted EBITDA Margin all remaining consistent when compared to the three months ended June 30, 2025. Average Number of Companies decreased slightly compared to the same period last year as we sunset certain legacy software products that serve very small home service contractor businesses to better support our strategy to focus on larger, more profitable, customers. Annualized Average Revenue per Company increased due to this shift toward larger customers as well as price increases on some of our software products.

CONSUMER SERVICES

		Three Months Ended June 30,
		2026	2025	Change	% Change
Revenue		$18,130	$17,650	$480	3%
Gross Profit		$15,281	$15,236	$45	—%
Gross Margin		84%	86%
Adjusted EBITDA	(1)	$3,247	$1,957	$1,290	66%
Adjusted EBITDA Margin		18%	11%
Monetized Services (in thousands)	(2)	83.9	87.2	(3.3)	(4)%
Average Revenue per Monetized Service (unrounded)	(2)	$216	$202	$14	7%
______________________________________
(1)Consumer Services Adjusted EBITDA and Consumer Services Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level
For the three months ended June 30, 2026, Consumer Services segment results were relatively stable, with revenue, gross profit, and gross margin all remaining consistent when compared to the three months ended June 30, 2025. There was a slight increase in Average Revenue per Monetized Service, particularly in our warranty businesses. This increase was partially offset by a decrease in the number of Monetized Services which was expected as we focus our strategy on more profitable services.
Consumer Services Adjusted EBITDA improved by $1.3 million for the three months ended June 30, 2026, when compared to the three months ended June 30, 2025, due to lower personnel-related costs, including increased capitalization of software development labor costs associated with internally developed software.
Consumer Services Adjusted EBITDA Margin improved for the three months ended June 30, 2026, driven by a decrease personnel-related costs as described above. This decrease in cost led to an increase in Consumer Services Adjusted EBITDA that exceeded the increase in revenue, leading to higher Consumer Services Adjusted EBITDA Margin.

UNALLOCATED CORPORATE EXPENSES

	Three Months Ended June 30,
	2026	2025	Change	% Change
Selling and marketing	$509	$398	$111	28%
Product and technology	4,409	4,287	122	3%
General and administrative	17,833	13,028	4,805	37%

Corporate selling and marketing expense and product and technology expense for the three months ended June 30, 2026, were consistent with the same period for 2025.
Corporate general and administrative expense increased by $4.8 million for the three months ended June 30, 2026, compared to the same period for 2025. The increase was due to increased payroll costs resulting from payroll taxes on stock compensation vestings as well as the consolidation of headcount from operating segments into Corporate which was partially offset by strong cost control across the business including lower legal and accounting professional fees.

Year-to-Date Results

		Six Months Ended June 30,
		2026	2025	$ Change	% Change

		(dollar amounts in thousands)
Revenue		$262,005	$230,822	$31,183	14%
Cost of revenue		83,577	82,719	858	1%
Gross profit		178,428	148,103	30,325	20%

Operating expenses:
Selling and marketing		81,396	63,156	18,240	29%
Product and technology		27,707	26,277	1,430	5%
General and administrative		61,623	54,887	6,736	12%
Total operating expenses		170,726	144,320	26,406	18%
Operating income		7,702	3,783	3,919	104%
Other income (expense):
Interest expense		(29,381)	(23,302)	(6,079)	26%
Change in fair value of private warrant liability		—	(3,610)	3,610	(100)%
Change in fair value of derivatives		2,627	19,526	(16,899)	(87)%
Gain on extinguishment of debt		—	34	(34)	(100)%
Investment income and realized gains and losses, net of investment expenses		6,549	5,475	1,074	20%
Other income, net		2,679	9,893	(7,214)	(73)%
Total other income (expense)		(17,526)	8,016	(25,542)	(319)%
Income (loss) before income taxes		(9,824)	11,799	(21,623)	(183)%
Income tax benefit (provision)		(2,390)	184	(2,574)	(1,399)%
Net income (loss)		$(12,214)	$11,983	$(24,197)	(202)%
Less: Net income (loss) attributable to the Reciprocal		(13,104)	1,009	(14,113)	(1,399)%
Net income attributable to Porch		$890	$10,974	$(10,084)	(92)%

Net income (loss)		$(12,214)	$11,983	$(24,197)	(202)%
Net loss (income) attributable to the Reciprocal		13,104	(1,009)	$14,113	(1,399)%
Interest expense		29,183	23,221	$5,962	26%
Income tax benefit		(658)	(1,172)	$514	(44)%
Depreciation and amortization		13,619	9,485	$4,134	44%
Gain on extinguishment of debt		—	(34)	$34	(100)%
Other income, net		(96)	(7,257)	$7,161	(99)%
Stock-based compensation costs		18,016	12,910	$5,106	40%
Change in fair value of private warrant liability		—	3,610	$(3,610)	(100)%
Change in fair value of derivatives		(2,627)	(19,526)	$16,899	(87)%
Other		459	280	$179	64%
Adjusted EBITDA (Excluding Reciprocal)	(1)	$58,786	$32,491	$26,295	81%
______________________________________
(1)Adjusted EBITDA (Excluding Reciprocal) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Revenue. Total consolidated revenue including the Reciprocal increased by $31.2 million, or 14%, from $230.8 million in the six months ended June 30, 2025, to $262.0 million in the six months ended June 30, 2026. Approximately 12% of the increase in revenue resulted from increased premium revenue, net of ceded premiums, and the remaining the increase resulted from increased policy fees, both as a result of more Reciprocal Policies Written. See Key Performance Measures and Operating Metrics for definition of Reciprocal Policies Written and RWP per Policy Written metrics.
Cost of revenue. Total consolidated cost of revenue, including the Reciprocal, increased $0.9 million, or 1%, to $83.6 million for the six months ended June 30, 2026, from $82.7 million for the six months ended June 30, 2025. This increase reflects offsetting factors. There was an approximately $20 million increase due to lower ceded losses as the Reciprocal retains a larger share of losses under the new reinsurance program effective April 1, 2026 (see Note 12, Reinsurance for the Reciprocal). This increase was offset by approximately $18 million of lower direct losses at the Reciprocal Segment due to improved prior period development and overall loss performance. As a percentage of revenue, cost of revenue represented 32% of revenue in the six months ended June 30, 2026, compared with 36% in the six months ended June 30, 2025.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal increased by $18.2 million, or 29%, from $63.2 million in the six months ended June 30, 2025, to $81.4 million in the six months ended June 30, 2026. The increase was driven by higher commission rates to third-party insurance agencies as well as an increase in the number of agencies earning commissions. As a percentage of revenue, selling and marketing expenses represented 31% of revenue in the six months ended June 30, 2026, compared with 27% in the six months ended June 30, 2025.
Product and technology. Total consolidated product and technology expenses including the Reciprocal increased by $1.4 million, or 5%, from $26.3 million in the six months ended June 30, 2025, to $27.7 million in the six months ended June 30, 2026. As a percentage of revenue, product and technology expenses represented 11% of revenue in the six months ended June 30, 2026, compared with 11% in the same period in 2025, exhibiting change that is consistent with the change in revenue.
General and administrative. Total consolidated general administrative expenses including the Reciprocal increased by $6.7 million, or 12%, from $54.9 million in the six months ended June 30, 2025, to $61.6 million in the six months ended June 30, 2026. Approximately $5.5 million of the increase relates to amortization of an intangible asset upon reassessment of its useful life (see Note 8, Intangible Assets and Goodwill, in the unaudited Notes to Condensed Consolidated Financial Statements.
Interest expense. Interest expense increased by $6.1 million, or 26%, from $23.3 million in the six months ended June 30, 2025, to $29.4 million in the six months ended June 30, 2026. The increase was driven by the May 2025 exchange of our 0.75% 2026 Notes for newly issued 9.00% 2030 Notes. The higher coupon rate associated with the 2030 Notes contributed to the overall increase in interest expense during the period. The following table details the components of interest expense, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Six Months Ended June 30,
	2026	2025	$ Change
Contractual interest expense	$17,309	$12,811	$4,498
Amortization of debt issuance costs and discount	12,451	10,690	1,761
Capitalized interest and other	(379)	(199)	(180)
Total interest expense	$29,381	$23,302	$6,079
Change in fair value of private warrant liability. We recognized a loss on change in fair value of the private warrant liability of $3.6 million in the six months ended June 30, 2025. The private warrants expired in December 2025; therefore, there was no corresponding gain or loss in the current year.
Change in fair value of derivatives. The gain recognized for the change in fair value of the derivatives decreased in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The fair value of derivatives is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements.
Investment income and realized gains and losses, net of investment expenses. Total investment income and realized gains and losses, net of investment expenses, including the Reciprocal, were $6.5 million and $5.5 million in the six months ended June 30, 2026 and 2025, respectively. The $1.1 million increase was attributable to a larger average investment portfolio and favorable market conditions, which resulted in higher investment returns during the six months ended June 30, 2026.

Other income, net. Total consolidated other income, net, including the Reciprocal decreased by $7.2 million from $9.9 million in the six months ended June 30, 2025, to $2.7 million in the six months ended June 30, 2026. The decrease was driven by a non-recurring recovery on reinsurance contracts that occurred in the six months ended June 30, 2025. See Note 14 in the unaudited Notes to Condensed Consolidated Financial Statements for detail of other income, net, for each period presented.
Income tax benefit (provision). Income tax provision of $2.4 million and income tax benefit of $0.2 million were recognized for the six months ended June 30, 2026 and 2025, respectively, and the effective tax rates for these periods were (24.3)% and (1.6)%, respectively. The difference between the effective tax rate and the U.S. statutory rate of 21% was attributable to the impact of a full valuation allowance on our net deferred tax assets. Our consolidated effective tax rate decreased for the six months ended June 30, 2026, compared to the same period in the prior year due to a change in the mix of income between the Reciprocal and Porch, which are treated as separate reporting entities for income tax accounting purposes, and a sale of Porch common shares by the Reciprocal.
Net income attributable to Porch.. Net income attributable to Porch decreased by $10.1 million from $11.0 million in the six months ended June 30, 2025, to $0.9 million in the six months ended June 30, 2026. The decrease was driven by higher ceded commissions at our captive reinsurer, higher interest expense resulting from the May 2025 exchange of the 2026 Notes for 2030 Notes, which carry a higher coupon rate, a lower gain on the valuation of derivatives, and the absence of a $7.1 million recovery on reinsurance contracts that occurred in 2025. These decreases were offset by growth in fee revenue associated with an increase in RWP and Reciprocal Policies Written. See the Key Performance Measures and Operating Metrics section for definitions of Reciprocal Policies Written and RWP per Policy Written metrics.
Adjusted EBITDA (Excluding Reciprocal). Adjusted EBITDA (Excluding Reciprocal), for the six months ended June 30, 2026, was $58.8 million, a $26.3 million improvement from Adjusted EBITDA (Excluding Reciprocal) of $32.5 million for the same period in 2025. The year-over year improvement was due to an increase in fee revenue associated with an increase in RWP and Reciprocal Policies Written, partially offset by an increase in selling and marketing expense resulting from higher ceded commissions. Adjusted EBITDA (Excluding Reciprocal) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Six Months Ended June 30,
		2026	2025	Change	% Change
Revenue		$167,596	$117,196	$50,400	43%
Revenue from external customers		18,335	11,202	7,133	64%
Intersegment revenue		149,261	105,994	43,267	41%

Gross Profit		$144,973	$100,189	$44,784	45%
Gross Margin		87%	85%
Adjusted EBITDA	(1)	$71,890	$45,466	$26,424	58%
Adjusted EBITDA Margin	(1)	43%	39%
RWP (in millions)	(2)	$254.3	$217.6	$36.6	17%
Reciprocal Policies Written (in thousands)	(2)	106.6	78.6	28.1	36%
RWP per Policy Written (unrounded)	(2)	$2,384	$2,770	$(386)	(14)%
Gross Profit as % of RWP		57%	46%
Insurance Services Adjusted EBITDA % of RWP	(1)	28%	21%
______________________________________
(1)Insurance Services Adjusted EBITDA, Insurance Services Adjusted EBITDA Margin, and Insurance Services Adjusted EBITDA % of RWP are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the six months ended June 30, 2026, Insurance Services segment revenue increased by $50.4 million, or 43%, to $167.6 million compared to $117.2 million for the six months ended June 30, 2025. Our Insurance Services segment generates revenue in several ways: management fees from the Reciprocal based on a percentage of RWP, policy fees from policyholders based on the number of Reciprocal Policies Written, captive reinsurance premiums from the Reciprocal, and lead fees from third-party insurance agencies. Fee revenue represented 30% of the increase which resulted from the 17% increase in RWP and 36% increase in Reciprocal Policies Written as discussed in the following Reciprocal Segment section. Reinsurance premiums from the Reciprocal represented 10% of the increase which resulted from an increase in ceding from the Reciprocal Segment.
For the six months ended June 30, 2026, Insurance Services segment gross profit increased by 45% compared to the six months ended June 30, 2025, which is consistent with the 43% increase in revenue for the same period. The $44.8 million increase in Insurance Services segment gross profit resulted from the $50.4 million increase in revenue as described above with only a slight increase in cost of revenue.
Insurance Services segment gross margin slightly increased to 87% for the six months ended June 30, 2026, compared to 85% for the six months ended June 30, 2025, as gross profit increased at approximately the same rate as revenue as described above.
Insurance Services Adjusted EBITDA was $71.9 million for the six months ended June 30, 2026, which increased by $26.4 million compared to prior year due to the $44.8 million increase in gross profit. The increase in gross profit was partially offset by a $20.6 million increase in selling and marketing expense resulting from higher ceding commission and increased ceding from the Reciprocal Segment following updates to its reinsurance program on April 1, 2026.
Insurance Services Adjusted EBITDA Margin increased to 43% for the six months ended June 30, 2026, compared to 39% for the six months ended June 30, 2025. This increase was driven by the increase in gross margin discussed above while fixed operating costs remained relatively stable.

RECIPROCAL SEGMENT

		Six Months Ended June 30,
		2026	2025	Change	% Change
Revenue		$110,907	$95,347	$15,560	16%
Gross Profit		$58,995	$45,202	$13,793	31%
Gross Margin		53%	47%
Net Income (Loss)		$(2,180)	$1,009	$(3,189)	(316)%
RWP (in millions)	(1)	$254.3	$217.6	$36.6	17%
Reciprocal Policies Written (in thousands)	(1)	106.6	78.6	28.1	36%
RWP per Policy (unrounded)	(1)	$2,384	$2,770	$(386)	(14)%
______________________________________
(1)See Key Performance Measures and Operating Metrics for definitions of metrics.

The Reciprocal is a separate legal entity, owned by its member policyholders, and is not owned, wholly or in part, by the Company. The Reciprocal is consolidated in our financial statements solely as a result of the Company's variable interest in, and status as primary beneficiary of, the entity. We include the Reciprocal's results in this discussion for explanatory and informational purposes only, to give our investors a complete understanding of our business and of the amounts reflected in our consolidated results. Because the Company does not own the Reciprocal, the Reciprocal's results of operations, net income (loss), and equity are attributable to its member policyholders and do not accrue to the Company's shareholders. Nothing in the discussion that follows should be read to suggest that the economic results of the Reciprocal are available to, or accrue to the benefit of, the Company or its shareholders.
For the six months ended June 30, 2026, Reciprocal Segment revenue increased by $15.6 million, or 16%, to $110.9 million compared to $95.3 million for the six months ended June 30, 2025. The 16% increase in revenue resulted from the 17% increase in RWP. RWP rose because of the 36% increase in the number of Reciprocal Policies Written, which was driven by an increase in the number of agencies and improved conversion rates from quotes to written policies for new policyholders. Premiums paid by new policyholders are typically a bit lower than premiums on renewing policies; thus, the 14% decrease in RWP per Policy Written.
For the six months ended June 30, 2026, Reciprocal Segment gross profit increased by 31% to $59.0 million. The increase in gross profit resulted from the increase in revenue.
Gross margin for the Reciprocal Segment increased from 47% for the six months ended June 30, 2025, to 53% for the six months ended June 30, 2026, reflecting the impact of higher revenue as discussed above while losses remained relatively stable year-over-year.
Reciprocal Segment Net Income (Loss) was $(2.2) million for the six months ended June 30, 2026, compared to $1.0 million for the six months ended June 30, 2025. A $13.8 million increase in gross profit was offset by increased management fees to the Insurance Segment as a result of increased RWP. A $10.9 million gain on the sale of shares of Porch common stock (see Note 10, Stockholders' Equity, in the unaudited Notes to Condensed Consolidated Financial Statements) is also included in Reciprocal Segment Net Income (Loss) and is eliminated in consolidation.

SOFTWARE & DATA

		Six Months Ended June 30,
		2026	2025	Change	% Change
Revenue		$45,019	$46,012	$(993)	(2)%
Gross Profit		$33,952	$34,660	$(708)	(2)%
Gross Margin		75%	75%
Adjusted EBITDA	(1)	$9,778	$10,113	$(335)	(3)%
Adjusted EBITDA Margin	(1)	22%	22%
Average Number of Companies (in thousands)	(2)	20.6	24.2	(3.6)	(15)%
Annualized Average Revenue per Company (unrounded)	(2)	$4,378	$3,809	$569	15%
______________________________________
(1)Software & Data Adjusted EBITDA and Software & Data Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.
For the six months ended June 30, 2026, Software & Data segment results were relatively stable, with revenue, gross profit, gross margin, Software & Data Adjusted EBITDA, and Software & Data Adjusted EBITDA Margin all remaining consistent when compared to the six months ended June 30, 2025. Average Number of Companies decreased slightly compared to the same period last year as we sunset certain legacy software products that serve very small home service contractor businesses to support our strategy to focus on larger, more profitable, customers. Annualized Average Revenue per Company increased due to this shift toward larger customers and price increases on our title insurance software.

CONSUMER SERVICES

		Six Months Ended June 30,
		2026	2025	Change	% Change
Revenue		$33,271	$32,371	$900	3%
Gross Profit		$28,450	$27,467	$983	4%
Gross Margin		86%	85%
Adjusted EBITDA	(1)	$3,241	$1,287	$1,954	152%
Adjusted EBITDA Margin	(1)	10%	4%
Monetized Services (in thousands)	(2)	152.6	158.2	(5.6)	(4)%
Average Revenue per Monetized Service (unrounded)	(2)	$218	$205	$13	6%
______________________________________
(1)Consumer Services Adjusted EBITDA and Consumer Services Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics. In 2025, metrics are presented on a segment-level basis.
For the six months ended June 30, 2026, Consumer Services segment results were relatively stable, with revenue, gross profit, and gross margin all remaining consistent when compared to the six months ended June 30, 2025.
Consumer Services segment gross profit improved by $1.0 million due to a slight increase in revenue and a $0.9 million decrease in warranty claims expense. The change in revenue and change in gross profit were relatively the same, leading to relatively stable gross margin compared to the same period in the prior year.
Consumer Services Adjusted EBITDA improved by $2.0 million for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, due to a decrease in warranty claims expense and lower personnel-related costs, including increased capitalization of software development labor costs associated with internally developed software. These improvements were offset by increased consumer marketing costs in our warranty businesses.
Consumer Services Adjusted EBITDA Margin increased to 10% for the six months ended June 30, 2026, driven by decreases in warranty claims expense and personnel-related costs as described above. This decrease in cost led to an increase in Consumer Services Adjusted EBITDA that exceeded the increase in revenue, leading to higher Consumer Services Adjusted EBITDA Margin.

UNALLOCATED CORPORATE EXPENSES

	Six Months Ended June 30,
	2026	2025	Change	% Change
Selling and marketing	$879	$806	$73	9%
Product and technology	8,548	8,483	65	1%
General and administrative	31,873	25,729	6,144	24%
Corporate selling and marketing expense and product and technology expense for the six months ended June 30, 2026, were consistent with the same period for 2025.
Corporate general and administrative expenses increased by $6.1 million for the six months ended June 30, 2026, compared to the same period for 2025. The increase was due to increased payroll costs resulting from organizational realignment and consolidation of headcount from operating segments into Corporate which was partially offset by strong cost control across the business including lower legal and accounting professional fees.

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
Insurance Services & Reciprocal Segments
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

Liquidity and Capital Resources
As a publicly traded company, we have relied on convertible debt as our primary source of capital. As of June 30, 2026, we had $475.1 million of aggregate principal amount outstanding in convertible notes.
Based on our current operating and growth plan, management believes cash and cash equivalents and liquid investments at June 30, 2026, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
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
We incurred net losses historically, resulting in an accumulated deficit of $649.9 million at June 30, 2026, and $648.3 million at December 31, 2025.
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
Cash and Investments
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments.

		June 30, 2026	December 31, 2025
Cash and cash equivalents (excluding Reciprocal)		$54,140	$44,676
Short-term investments (excluding Reciprocal)		5,031	12,616
Long-term investments (excluding Reciprocal)	(1)	60,091	55,412
Unrestricted cash, cash equivalents, and investments (excluding Reciprocal)		119,262	112,704
Restricted cash and cash equivalents (excluding Reciprocal)		7,562	8,503
All cash, cash equivalents, investments, and restricted cash and cash equivalents (excluding Reciprocal)		$126,824	$121,207

Cash and cash equivalents of the Reciprocal		$133,321	$115,373
Short-term investments of the Reciprocal		25,386	7,664
Long-term investments of the Reciprocal	(2)	171,702	172,978
Unrestricted cash, cash equivalents, and investments of the Reciprocal		330,409	296,015
Restricted cash and cash equivalents of the Reciprocal	(3)	581	559
All cash, cash equivalents, investments, and restricted cash and cash equivalents of the Reciprocal		$330,990	$296,574
______________________________________
(1)Excludes 2.1 million shares of common stock held by our wholly owned captive reinsurance business.
(2)Excludes 16.2 million shares of common stock held by the Reciprocal.
(3)See Note 1 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of the nature of restrictions.

Financing
2026 Convertible Senior Unsecured Notes
As of June 30, 2026, the outstanding principal was $7.8 million on our 0.75% Convertible Senior Unsecured Notes due on September 15, 2026 (the “2026 Notes”). We may redeem for cash all or any portion of the 2026 Notes, at our option, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. The 2026 Notes are convertible at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share of common stock (the “2026 Note Conversion Rate”). The 2026 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. We may settle the conversion option obligation with cash, shares of our common stock, or any combination of cash and shares of our common stock. Holders of the 2026 Notes may convert the 2026 Notes at their option (in whole or in part) on or after June 15, 2026, until the close of business on the second trading day immediately preceding the maturity date of September 15, 2026.
2028 Convertible Senior Secured Notes
As of June 30, 2026, the outstanding principal was $333.3 million on our 6.75% Convertible Senior Secured Notes due in 2028 (the “2028 Notes”). The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions.
2030 Convertible Senior Unsecured Notes
As of June 30, 2026, the outstanding principal was $134.0 million on our 9.00% Convertible Senior Unsecured Notes due in 2030 (“2030 Notes”). The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.72 per share (the “2030 Note Conversion Rate”). The 2030 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes.
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
Statutory Surplus
As of June 30, 2026, the Reciprocal had $169.9 million in total statutory surplus and $376.5 million in total statutory surplus combined with non-admitted assets. Insurance companies in the United States are required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which the Reciprocal operates have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of our reinsurance programs.

Cash Flow Information
The following table provides a summary of consolidated cash flow information for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$54,289	$24,391	$29,898	123%
Net cash used in investing activities	(25,715)	(25,269)	(446)	2%
Net cash used in financing activities	(2,081)	(8,011)	5,930	(74)%
Change in cash, cash equivalents and restricted cash and cash equivalents	$26,493	$(8,889)	$35,382	(398)%

Operating Cash Flows
Net cash provided by operating activities including the Reciprocal was $54.3 million for the six months ended June 30, 2026. Net cash provided by operating activities was driven operating income and cash received from reinsurers on losses incurred prior to the period.
Net cash provided by operating activities was $24.4 million for the six months ended June 30, 2025. Net cash provided by operating activities was driven by higher reinsurance for weather-related activity in the prior year. The increase in reinsurance recoverables due led to greater cash collections when compared to the prior year.
Investing Cash Flows
Net cash used in investing activities was $25.7 million for the six months ended June 30, 2026. Net cash used in investing activities is related to purchases of investments of $62.8 million and investments in developing internal-use software of $8.3 million, partially offset by proceeds from maturities and sales of investments of $45.9 million.
Net cash used in investing activities was $25.3 million for the six months ended June 30, 2025. Net cash used in investing activities was related to purchases of investments of $75.4 million and investments in developing internal-use software of $6.8 million, offset by proceeds from maturities and sales of investments of $57.2 million.
Financing Cash Flows
Net cash used in financing activities was $2.1 million for the six months ended June 30, 2026. Net cash used in financing activities relates to $2.5 million of common share repurchases.
Net cash used in financing activities was $8.0 million for the six months ended June 30, 2025. Net cash used in financing activities relates to $55.9 million of repurchases of 2026 Notes. We also incurred $2.2 million in debt issuance costs associated with the issuance of the 2030 Notes. These outflows were partially offset by $51.0 million in proceeds from the issuance of the 2030 Notes.
Non-GAAP Financial Measures
This Quarterly Report includes non-GAAP financial measures, such as Adjusted EBITDA (Excluding Reciprocal), Insurance Services Adjusted EBITDA, Insurance Services Adjusted EBITDA Margin, Insurance Services Adjusted EBITDA % of RWP, Software & Data Adjusted EBITDA, Software & Data Adjusted EBITDA Margin, Consumer Services Adjusted EBITDA, and Consumer Services Adjusted EBITDA Margin.
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
Adjusted EBITDA (Excluding Reciprocal)
We define Adjusted EBITDA (Excluding Reciprocal) as net income (loss) adjusted for net income (loss) attributable to the Reciprocal; interest expense; income taxes; depreciation and amortization; gain or loss on extinguishment of debt; other expense; other income; impairments of intangible assets and goodwill; gain or loss on reinsurance contract; impairments of property, equipment, and software; stock-based compensation expense and employer payroll tax related to PRSU vestings; mark-to-market gains or losses recognized on changes in the value of contingent consideration arrangements, unexercised warrants, and derivatives; restructuring and other costs; acquisition and other transaction costs; and non-cash bonus expense.
Beginning in the second quarter of 2026, we revised our definition of Adjusted EBITDA (Excluding Reciprocal) to exclude employer payroll tax expense related to the vesting and settlement of our performance restricted stock units ("PRSUs"). Our PRSUs vest upon the completion of a specified service period and the achievement of distinct multi-year performance goals. The first such vesting and settlement events occurred in 2026. As a result, we incurred employer payroll tax expense related to PRSUs for the first time in 2026, and no comparable expense was present in any prior period. We have historically excluded stock-based compensation expense from Adjusted EBITDA (Excluding Reciprocal), and we believe excluding the associated employer payroll tax expense on PRSUs ongoing is consistent with that treatment. The amount of this expense is driven by the price of our common stock at the time the PRSUs vest and settle and by the episodic timing of those events upon achievement of multi-year performance goals, each of which is subject to unpredictable fluctuations outside of our control. Accordingly, we do not consider this expense to be representative of our core operating results. Because this expense first arose in 2026, no prior-period amounts were recast, and this change had no effect on any prior period presented.
Our segment operating and financial performance measures are Gross Profit and Adjusted EBITDA for the Insurance Services, Software & Data, and Consumer Services segments. Adjusted EBITDA for each segment is defined as Gross Profit less the following expenses associated with each segment: selling and marketing, product and technology, and general and administrative. Adjusted EBITDA also excludes non-cash items or items that management does not consider reflective of ongoing core operations, such as depreciation, amortization, and stock-based compensation expense. Adjusted EBITDA Margin for each segment is defined as Adjusted EBITDA for the segment divided by the segment’s revenue. Insurance Services Adjusted EBITDA % of RWP is defined as Insurance Services Adjusted EBITDA divided by RWP.
We believe that presenting Insurance Services Adjusted EBITDA % of RWP provides useful information to investors by illustrating the profitability and operating efficiency of the Insurance Services segment relative to insurance premium volume. Because the Insurance Services segment earns economics primarily through fees, commissions, and ceding arrangements rather than underwriting risk, management uses this measure to facilitate evaluation of unit economics, scalability, and comparability across periods.

The following tables reconcile Insurance Services Gross Profit to Insurance Services Adjusted EBITDA, Insurance Services Gross Margin to Insurance Services Adjusted EBITDA Margin, and Insurance Services Gross Profit as a percentage of RWP to Insurance Services Adjusted EBITDA % of RWP.

	Three Months Ended June 30,
	2026			2025
INSURANCE SERVICES	Amount	Margin	As a % of RWP	Amount	Margin	As a % of RWP
Gross Profit	$81,189	87%	58%	$57,864	86%	48%
Selling and marketing	(37,481)	(40)%	(27)%	(37,025)	(55)%	(31)%
Product and technology	(1,364)	(1)%	(1)%	(2,539)	(4)%	(2)%
General and administrative	(4,278)	(4)%	(3)%	(5,313)	(8)%	(4)%
Other income (expense)	5,024	5%	4%	5,453	8%	4%
Add: Reconciling items:
Depreciation and amortization	101	—%	—%	85	—%	—%
Stock-based compensation costs	1,141	1%	1%	1,039	2%	1%
Other gains and losses	67	—%	—%	93	—%	—%
Adjusted EBITDA	$44,399	48%	32%	$19,657	29%	16%

Revenue	$92,925	100%		$67,390	100%
Reciprocal Written Premium	$139,789		100%	$120,720		100%

	Six Months Ended June 30,
	2026			2025
INSURANCE SERVICES	Amount	Margin	As a % of RWP	Amount	Margin	As a % of RWP
Gross Profit	$144,973	87%	57%	$100,189	85%	46%
Selling and marketing	(73,145)	(44)%	(29)%	(52,552)	(45)%	(24)%
Product and technology	(4,118)	(2)%	(2)%	(4,990)	(4)%	(3)%
General and administrative	(8,703)	(5)%	(4)%	(9,690)	(8)%	(4)%
Other income (expense)	10,492	6%	4%	10,447	9%	5%
Add: Reconciling items:
Depreciation and amortization	210	—%	—%	176	—%	—%
Stock-based compensation costs	2,118	1%	1%	1,718	1%	1%
Other gains and losses	63	—%	—%	168	—%	—%
Adjusted EBITDA	$71,890	43%	28%	$45,466	39%	21%

Revenue	$167,596	100%		$117,196	100%
Reciprocal Written Premium	$254,277		100%	$217,630		100%

The following tables reconcile Software & Data Gross Profit to Software & Data Adjusted EBITDA and Software & Data Gross Margin to Software & Data Adjusted EBITDA Margin.

	Three Months Ended June 30,
	2026		2025
SOFTWARE & DATA	Amount	Margin	Amount	Margin
Gross Profit	$17,424	75%	$18,167	76%
Selling and marketing	(8,567)	(37)%	(9,226)	(38)%
Product and technology	(5,177)	(22)%	(4,625)	(19)%
General and administrative	(2,024)	(9)%	(2,622)	(11)%
Other income (expense)	1	—%	10	—%
Add: Reconciling items:
Depreciation and amortization	2,554	11%	2,951	12%
Stock-based compensation costs	999	5%	897	3%
Interest expense	—	—%	—	—%
Other gains and losses	—	—%	(10)	—%
Adjusted EBITDA	$5,210	23%	$5,542	23%

Revenue	$23,087	100%	$24,013	100%

	Six Months Ended June 30,
	2026		2025
SOFTWARE & DATA	Amount	Margin	Amount	Margin
Gross Profit	$33,952	75%	$34,660	75%
Selling and marketing	(17,132)	(38)%	(18,395)	(40)%
Product and technology	(9,924)	(22)%	(8,913)	(19)%
General and administrative	(3,861)	(8)%	(5,130)	(11)%
Other income (expense)	4	—%	19	—%
Add: Reconciling items:
Depreciation and amortization	5,083	11%	6,430	14%
Stock-based compensation costs	1,540	4%	1,453	3%
Interest expense	—	—%	2	—%
Other gains and losses	116	—%	(13)	—%
Adjusted EBITDA	$9,778	22%	$10,113	22%

Revenue	$45,019	100%	$46,012	100%

The following tables reconcile Consumer Services Gross Profit to Consumer Services Adjusted EBITDA and Consumer Services Gross Margin to Consumer Services Adjusted EBITDA Margin.

	Three Months Ended June 30,
	2026		2025
CONSUMER SERVICES	Amount	Margin	Amount	Margin
Gross Profit	$15,281	84%	$15,236	86%
Selling and marketing	(10,150)	(56)%	(10,465)	(59)%
Product and technology	(689)	(4)%	(1,067)	(6)%
General and administrative	(8,117)	(45)%	(3,089)	(18)%
Other income (expense)	106	1%	110	1%
Add: Reconciling items:
Depreciation and amortization	6,278	35%	840	5%
Stock-based compensation costs	670	4%	437	2%
Interest expense	(1)	—%	(1)	—%
Mark-to-market gains (losses)	(26)	—%	—	—%
Other gains and losses	(105)	(1)%	(44)	—%
Adjusted EBITDA	$3,247	18%	$1,957	11%

Revenue	$18,130	100%	$17,650	100%

	Six Months Ended June 30,
	2026		2025
CONSUMER SERVICES	Amount	Margin	Amount	Margin
Gross Profit	$28,450	86%	$27,467	85%
Selling and marketing	(20,402)	(61)%	(20,263)	(63)%
Product and technology	(1,315)	(4)%	(2,198)	(7)%
General and administrative	(11,737)	(35)%	(6,390)	(20)%
Other income (expense)	192	—%	203	1%
Add: Reconciling items:
Depreciation and amortization	7,129	21%	1,725	5%
Stock-based compensation costs	1,078	3%	825	3%
Interest expense	(1)	—%	(1)	—%
Mark-to-market gains (losses)	(39)	—%	(28)	—%
Other gains and losses	(114)	—%	(53)	—%
Adjusted EBITDA	$3,241	10%	$1,287	4%

Revenue	$33,271	100%	$32,371	100%

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Annual Report for the year ended December 31, 2025, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the Annual Report for the year ended December 31, 2025. There have been no material changes to these policies during the six months ended June 30, 2026.

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
Interest Rate Risk
Debt
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, and December 31, 2025, we had interest-bearing debt of $475.1 million and $475.1 million, respectively. Our 2026 Notes have a principal balance of $7.8 million as of June 30, 2026, a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 2028 have a principal balance of $333.3 million as of June 30, 2026, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Our 2030 have a principal balance of $134.0 million as of June 30, 2026, a fixed coupon rate of 9.00%, and an effective interest rate of 9.2%. Interest expense includes both contractual interest expense and amortization of debt issuance costs and discount. The following table provides details of interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense for 2026 Notes	$14	$230	$29	$556
Contractual interest expense for 2028 Notes	5,625	5,625	11,250	11,250
Contractual interest expense for 2030 Notes	3,015	1,005	6,030	1,005
Total contractual interest expense	8,654	6,860	17,309	12,811
Amortization of debt issuance costs and discount for 2026 Notes	10	167	20	403
Amortization of debt issuance costs and discount for 2028 Notes	6,131	5,114	12,241	10,251
Amortization of debt issuance costs for 2030 Notes	96	36	190	36
Total amortization of debt issuance costs and discount	6,237	5,317	12,451	10,690
Capitalized interest and other	(116)	(121)	(379)	(199)
Total interest expense	$14,775	$12,056	$29,381	$23,302
Because the coupon rates are fixed, interest expense on our debt will not change if market interest rates increase.
Investments
As of June 30, 2026, Porch has a $65.1 million portfolio of fixed income securities and an unrealized gain (loss) of $(0.4) million while the Reciprocal has a $197.1 million portfolio of fixed income securities and an unrealized gain (loss) of $(2.5) million, as described in Note 5 in the unaudited Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
Surplus Note
As of June 30, 2026, Porch held approximately $106 million of surplus notes due from the Reciprocal which pay interest of 9.75% plus SOFR. These surplus notes are included in the Reciprocal’s statutory surplus and are eliminated in Porch’s consolidated financial statements for GAAP reporting. A one-percent decrease in SOFR would have resulted in a net decrease in interest income to Porch of $1.1 million on an annualized basis.
Other
As of June 30, 2026, accounts receivable balances were $14.2 million and $11.4 million for Porch and the Reciprocal, respectively, and reinsurance balance due for the Reciprocal was $7.9 million. These are not interest-bearing assets and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.

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
Foreign Currency Risk
There was no material foreign currency risk for the six months ended June 30, 2026. Our activities to date have been conducted primarily in the United States.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of June 30, 2026.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table summarizes our common stock repurchase activity for the quarter ended June 30, 2026 (amounts in thousands, except share and per share amounts):

		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands)
April 1, 2026 - April 30, 2026		—	$—	—	$—
May 1, 2026 - May 31, 2026		—	—	—	—
June 1, 2026 - June 30, 2026	(1)	2,092,050	7.17	—	—
Total for 2026 Second Quarter		2,092,050	$7.17	—	$—
______________________________________
(1)On June 10, 2026, a wholly owned subsidiary of the Company purchased 2.1 million shares of the Company's common stock from the Porch Reciprocal Exchange (the "Reciprocal"), a Texas unincorporated reciprocal interinsurance exchange, pursuant to a Securities Purchase Agreement, for an aggregate purchase price of approximately $15.0 million (or $7.17 per share). The per share purchase price was the Nasdaq closing price on March 31, 2026, the date the parties received the requisite corporate approvals for the transaction, subject to receipt of regulatory approvals from the Texas Department of Insurance and the Cayman Islands Monetary Authority. The transaction was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from registration provided by Section 4(a)(1) of the Securities Act. The Porch shares held by the wholly owned subsidiary and the Reciprocal are considered treasury shares for GAAP accounting purposes and under Delaware law are not considered outstanding for quorum and are not entitled to vote. For additional information, see the Company's Current Report on Form 8-K filed with the SEC on June 11, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Matthew Neagle, our Chief Operating Officer, entered into a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K, a “10b5-1 Plan”) on June 15, 2026. The 10b-5-1 Plan is scheduled to terminate on June 15, 2027, and covers the sale of up to an aggregate of 500,000 shares of the Company’s common stock. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.
Amanda Reierson, a member of our Board of Directors, entered into a 10b5-1 Plan on June 15, 2026. The 10b5-1 Plan is scheduled to terminate on June 18, 2027, and covers the sale of up to an aggregate of 54,054 shares of the Company’s common stock to help satisfy tax obligations upon the vesting of shares received for service on the Board of Directors. The 10b5-1 Plan is intended to satisfy the affirmative defense Rule of 10b5-1(c). Trades under the 10b5-1 Plan will not commence until at least 90 days following the date on which such plan was entered.

No other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1
Securities Purchase Agreement, dated June 10, 2026, between Porch Insurance Reciprocal Exchange and Porticus Reinsurance Ltd. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on June 11, 2026).

3.1
Third Amended and Restated Certificate of Incorporation of Porch Group, Inc., as filed with the Secretary of State of the State of Delaware on June 9, 2022 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K (File No. 001-39142), filed with the SEC on June 10, 2022).

3.2	Amended and Restated By-Laws of the Company, dated December 23, 2020 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on December 29, 2020).
10.1*#	Porch Group, Inc. Employee Stock Purchase Plan
10.2*+	Amendment to Business Collaboration Agreement, dated May 7, 2026, among Porch Group, Inc., Porch.com, Inc., Aon Corp., and Aon Re, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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
+Portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: July 29, 2026

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)