Form 10-Q
period 2026-09-30
Porch Group, Inc.
filed 2026-10-28
CIK 1784535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of October 23, 2026, was 132,644,086. This includes 16,220,158 shares of common stock held by Porch Reciprocal Exchange, the registrant’s affiliate, and 2,092,050 shares of common stock held by the registrant’s wholly owned captive reinsurance business. These shares held by our affiliate and subsidiary are considered treasury shares for GAAP accounting purposes and under Delaware law are not considered outstanding for quorum and are not entitled to vote.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

		September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents		$80,063	$44,676
Accounts receivable, net		13,203	11,307
Short-term investments		5,212	12,616
Prepaid expenses		4,677	6,440
Restricted cash and cash equivalents		7,092	8,503
Other current assets		7,418	4,666
Total current assets		117,665	88,208
Property, equipment, and software, net		31,145	27,607
Goodwill		191,907	191,907
Long-term investments		72,300	55,412
Intangible assets, net		20,411	30,492
Other assets		9,108	6,541
Assets of Reciprocal:	(1)
Cash and cash equivalents, including restricted		143,387	115,932
Accounts receivable, net		12,817	9,054
Short-term investments		20,109	7,664
Reinsurance balance due		5,292	37,653
Prepaid expenses and other current assets		8,081	3,945
Deferred policy acquisition costs		42,762	26,707
Intangible assets, net		20,431	23,319
Long-term investments		169,841	172,978
Other assets		1,230	4
Total assets		$866,486	$797,423
______________________________________
(1)Porch Reciprocal Exchange (the “Reciprocal”) is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Balance Sheets (Unaudited) - Continued
(all numbers in thousands unless otherwise stated, except per share data)

		September 30, 2026	December 31, 2025
Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity
Current liabilities
Accounts payable		$2,680	$4,046
Accrued expenses and other current liabilities		50,877	38,877
Deferred revenue		4,477	4,552
Refundable customer deposits		10,102	12,535
Current debt		12,376	7,772
Total current liabilities		80,512	67,782
Long-term debt		391,879	385,060
Other liabilities		12,254	14,987
Liabilities of Reciprocal:	(1)
Accounts payable and other current liabilities		5,439	13,838
Deferred revenue		254,094	219,559
Losses and loss adjustment expense reserves		57,920	49,159
Other insurance liabilities, current		33,858	23,834
Other liabilities		849	818
Total liabilities		836,805	775,037
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest related to the Reciprocal		16	—
Stockholders' equity
Common stock, $0.0001 par value per share		11	11
Additional paid-in capital		648,062	622,996
Accumulated other comprehensive income (loss)		(2,827)	642
Accumulated deficit		(637,704)	(648,268)
Porch stockholders' equity (deficit)		7,542	(24,619)
Noncontrolling interest related to the Reciprocal		22,123	47,005
Total stockholders' equity		29,665	22,386

Total liabilities, redeemable noncontrolling interest, and stockholders' equity		$866,486	$797,423
______________________________________
(1)The Reciprocal is a consolidated variable interest entity not owned by Porch Group, Inc. (see Note 3 in the unaudited Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$143,860	$127,288	$405,865	$358,110
Cost of revenue	35,991	31,135	119,568	113,854
Gross profit	107,869	96,153	286,297	244,256
Operating expenses:
Selling and marketing	43,461	39,386	124,857	102,542
Product and technology	15,913	13,379	43,620	39,656
General and administrative	30,405	27,053	92,028	81,940
Operating income	18,090	16,335	25,792	20,118
Other income (expense):
Interest expense	(15,126)	(13,963)	(44,507)	(37,265)
Change in fair value of private warrant liability	—	(5,702)	—	(9,312)
Change in fair value of derivatives	—	1,785	2,627	21,311
Gain on extinguishment of debt	—	361	—	395
Investment income and realized gains and losses, net of investment expenses	3,687	2,989	10,236	8,464
Other income, net	1,367	1,535	4,046	11,428
Total other expense	(10,072)	(12,995)	(27,598)	(4,979)
Income (loss) before income taxes	8,018	3,340	(1,806)	15,139
Income tax benefit (expense)	995	(4,322)	(1,395)	(4,138)
Net income (loss)	9,013	(982)	(3,201)	11,001
Less: Net income (loss) attributable to the Reciprocal	(3,172)	9,875	(16,276)	10,884
Net income (loss) attributable to Porch	$12,185	$(10,857)	$13,075	$117

Earnings Per Share - Basic
Net income (loss) attributable to Porch per share - basic	$0.11	$(0.10)	$0.12	$—
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - basic	113,526	104,301	110,256	103,064

Earnings Per Share - Diluted
Net income (loss) attributable to Porch per share - diluted	$0.10	$(0.10)	$0.11	$—
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - diluted	126,298	104,301	120,081	117,578

Comprehensive Income
Net income (loss)	$9,013	$(982)	$(3,201)	$11,001
Other comprehensive income (loss):
Change in net unrealized loss, net of tax	(8,223)	1,479	(12,082)	5,170
Comprehensive income (loss)	790	497	(15,283)	16,171
Less: Comprehensive income (loss) attributable to the Reciprocal	(9,093)	11,302	(24,889)	15,760
Comprehensive income (loss) attributable to Porch	$9,883	$(10,805)	$9,606	$411
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Noncontrolling Interest (Unaudited)
(all numbers in thousands unless otherwise stated, except per share data)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)	Redeemable Noncontrolling Interest Related to the Reciprocal
	Shares		Amount
Balances as of June 30, 2026	113,205	(1)	$11	$638,558	$(525)	$(649,889)	$31,211	$19,366	$10
Net income (loss)	—		—	—	—	12,185	(3,172)	9,013	—
Other comprehensive loss, net of tax	—		—	—	(2,302)	—	(5,921)	(8,223)	—
Stock-based compensation	336		—	9,132	—	—	—	9,132	—
Exercise of stock options	66		—	372	—	—	—	372	—
Reciprocal subscriber contributions	—		—	—	—	—	—	—	11
Earned Reciprocal subscriber contributions	—		—	—	—	—	5	5	(5)
Balances as of September 30, 2026	113,607	(1)	$11	$648,062	$(2,827)	$(637,704)	$22,123	$29,665	$16

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of June 30, 2025	103,907	(2)	$10	$604,333	$298	$(633,933)	$27,104	$(2,188)
Net income (loss)	—		—	—	—	(10,857)	9,875	(982)
Other comprehensive income, net of tax	—		—	—	52	—	1,427	1,479
Stock-based compensation	430		—	7,181	—	—	—	7,181
Exercise of stock options	119		—	737	—	—	—	737
Exercise of warrants	254		—	4,577	—	—	—	4,577
Income tax withholdings	(24)		—	(317)	—	—	—	(317)
Balances as of September 30, 2025	104,686	(2)	$10	$616,511	$350	$(644,790)	$38,406	$10,487
______________________________________
(1)Excludes 16.2 million shares of common stock held by the Reciprocal and 2.1 million shares of common stock held by our wholly owned captive reinsurance business (following the sale of shares by the Reciprocal on June 10, 2026).
(2)Excludes 18.3 million shares of common stock held by the Reciprocal (following the distribution of such shares to the Reciprocal in connection with the sale of Homeowners of America (“HOA”) to the Reciprocal in 2025).

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PORCH GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) – Continued
(all numbers in thousands, except share amounts)

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)	Redeemable Noncontrolling Interest Related to the Reciprocal
	Shares		Amount
Balances as of December 31, 2025	105,809	(1)	$11	$622,996	$642	$(648,268)	$47,005	$22,386	$—
Net income (loss)	—		—	—	—	13,075	(16,276)	(3,201)	—
Other comprehensive loss, net of tax	—		—	—	(3,469)	—	(8,613)	(12,082)	—
Repurchases of common stock	(334)		—	—	—	(2,511)	—	(2,511)	—
Stock-based compensation	7,893		—	24,277	—	—	—	24,277	—
Exercise of stock options	239		—	789	—	—	—	789	—
Reciprocal subscriber contributions	—		—	—	—	—	—	—	23
Earned Reciprocal subscriber contributions	—		—	—	—	—	7	7	(7)
Balances as of September 30, 2026	113,607	(2)	$11	$648,062	$(2,827)	$(637,704)	$22,123	$29,665	$16

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest Related to the Reciprocal	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balances as of December 31, 2024	101,458	(3)	$10	717,066	$(5,446)	(754,855)	$—	$(43,225)
Net income	—		—	—	—	117	10,884	11,001
Other comprehensive income, net of tax	—		—	—	294	—	4,876	5,170
Issuance of convertible debt	—		—	13,400	—	—	—	13,400
Stock-based compensation	2,981		—	20,091	—	—	—	20,091
Formation of Reciprocal	—		—	(138,096)	5,502	109,948	22,646	—
Exercise of stock options	279		—	1,343	—	—	—	1,343
Exercise of warrants	254		—	4,577	—	—	—	4,577
Income tax withholdings	(286)		—	(1,870)	—	—	—	(1,870)
Balances as of September 30, 2025	104,686	(4)	$10	$616,511	$350	$(644,790)	$38,406	$10,487
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

PORCH GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(all numbers in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(3,201)	$11,001
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	20,844	17,283
Provision for doubtful accounts	3,618	3,504
Gain on extinguishment of debt	—	(395)
Change in fair value of private warrant liability	—	9,312
Change in fair value of derivatives	(2,627)	(21,311)
Stock-based compensation	26,521	20,091
Non-cash interest expense	36,931	31,632
Other operating activities	(2,600)	(1,708)
Change in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(9,081)	(4,114)
Reinsurance balance due	32,166	55,449
Deferred policy acquisition costs	(16,055)	6,955
Prepaid expenses and other current assets	(1,762)	(14,184)
Accounts payable	(1,134)	2,272
Accrued expenses and other current liabilities	(17,206)	1,046
Losses and loss adjustment expense reserves	8,761	(10,724)
Other insurance liabilities, current	10,024	(12,425)
Deferred revenue	34,142	(28,448)
Refundable customer deposits	(2,433)	655
Other assets and liabilities, net	(3,098)	(673)
Net cash provided by operating activities	113,810	65,218
Cash flows from investing activities:
Purchases of property and equipment	(915)	(362)
Capitalized internal use software development costs	(12,003)	(10,513)
Purchases of short-term and long-term investments	(94,891)	(103,999)
Maturities, sales of short-term and long-term investments	64,930	64,246
Proceeds from sale of business	—	1,217
Net cash used in investing activities	(42,879)	(49,411)
Cash flows from financing activities:
Proceeds from issuance of debt	—	51,000
Repayments of principal	(7,799)	(68,164)
Cash paid for debt issuance costs	—	(2,206)
Repurchase of stock	(2,511)	—
Other financing activities	810	(423)
Net cash used in financing activities	(9,500)	(19,793)
Net change in cash, cash equivalents, and restricted cash and cash equivalents	$61,431	$(3,986)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	169,111	196,782
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$230,542	$192,796

Supplemental schedule of non-cash investing and financing activities
Non-cash reduction of convertible notes, net	$—	$14,958
Non-cash additions of internally developed software	$1,305	$—
Non-cash warrant exercises	$—	$4,473
Supplemental disclosures
Cash paid for interest	$17,352	$12,106
Income taxes paid	$13,516	$451

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
Beyond insurance, Porch is a leader in the home software-as-a-service (“SaaS”) space, serving approximately 18 thousand companies across industries essential to the home-buying process—home inspectors, title companies, mortgage providers, and more. Our deep relationships and proprietary data give us unique visibility into approximately 90% of U.S. homebuyers and approximately 90% of U.S. homes, enabling superior risk assessment and competitive pricing.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Porch Group, Inc. and its subsidiaries as well as the Reciprocal, a variable interest entity (“VIE”) in which the Company is considered the primary beneficiary. The Reciprocal is managed, but not owned by, Porch and is consolidated at this time as a VIE for reporting purposes. All significant intercompany accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements and notes should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 20, 2026. The information as of December 31, 2025, included in the unaudited Condensed Consolidated Balance Sheets was derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current year’s presentation. Additionally, the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, have been revised to correct certain immaterial prior period errors as discussed in Note 21, “Quarterly Financial Data (Unaudited),” to the consolidated financial statements included in Part II, Item 8, of our Annual Report for the year ended December 31, 2025. Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these unaudited Notes to Condensed Consolidated Financial Statements are in thousands.

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are of a normal recurring nature) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other interim period or future year due to various factors such as management estimates and the seasonal nature of some portions of our insurance business.
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
The Reciprocal has exposure and remains liable in the event of insolvency of its reinsurers. The Reciprocal and its reinsurance intermediary regularly assess the credit quality and ratings of its reinsurer counterparties. As of September 30, 2026, five reinsurers represented more than 10% individually, and 59% in the aggregate, of the total reinsurance balance due line item on the unaudited Condensed Consolidated Balance Sheets. The following table presents the concentration of the reinsurers that individually exceeded 10% of the reinsurance balance due as of September 30, 2026:

	September 30, 2026	December 31, 2025
Reinsurer A	16%	*
Reinsurer B	12%	*
Reinsurer C	11%	16%
Reinsurer D	10%	23%
Reinsurer E	10%	*
Reinsurer F	*	14%
	59%	53%
______________________________________
*Represents reinsurers that did not individually exceed 10% of the reinsurance balance due as of the period presented.
There are currently no material receivables on the unaudited Condensed Consolidated Balance Sheets related to the Reciprocal’s catastrophe reinsurance programs. See Note 12, Reinsurance for the Reciprocal, for more information.
Approximately 57% and 57% of consolidated revenue for the three and nine months ended September 30, 2026, respectively, was derived from customers in Texas and could be adversely affected by economic conditions, an increase in competition, local weather events, or environmental impacts and changes.
No individual third-party customer represented more than 10% of total consolidated revenue for the three and nine months ended September 30, 2026 or 2025. As of September 30, 2026, and December 31, 2025, no individual customer accounted for 10% or more of total accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets.
We maintain cash balances at several financial institutions. Such balances may exceed limits insured by the Federal Deposit Insurance Corporation. As of September 30, 2026, approximately $228.0 million of cash deposits exceeded insured limits. The Company has not experienced losses on such balances.

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The reconciliation of cash, cash equivalents, and restricted cash and cash equivalents to amounts presented in the unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents of Porch	$80,063	$44,676
Restricted cash and cash equivalents of Porch	7,092	8,503
Cash and cash equivalents of the Reciprocal	142,795	115,373
Restricted cash and cash equivalents of the Reciprocal	592	559
Total cash, cash equivalents, and restricted cash and cash equivalents	$230,542	$169,111

The following table provides the components of restricted cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets:

		September 30, 2026	December 31, 2025
Held as collateral by our wholly owned captive reinsurance business for benefit of the Reciprocal		$64	$7
Held for payment of possible warranty claims	(1)	6,028	7,496
Other		1,000	1,000
Restricted cash and cash equivalents		$7,092	$8,503
Restricted cash and cash equivalents of the Reciprocal:
Pledged to state departments of insurance	(2)	$592	$559
Total restricted cash and cash equivalents		$7,684	$9,062
______________________________________
(1)Required under regulatory guidelines in 25 states and 26 states as of September 30, 2026, and December 31, 2025, respectively.
(2)Pledged to the Department of Insurance in certain states as a condition of our Certificate of Authority for the purpose of meeting obligations to policyholders and creditors.

Accounts Receivable
Accounts receivable for Porch consist primarily of amounts due from businesses, while accounts receivable for the Reciprocal consist of amounts due from individual policyholders. We estimate allowances for credit losses based on the creditworthiness of our customers, historical trend analysis, and macro-economic conditions. Consequently, an adverse change in those factors could affect our estimate of allowance for credit losses. The allowance for credit losses, which relates entirely to Porch, was $2.8 million and $2.7 million as of September 30, 2026, and December 31, 2025, respectively. The Reciprocal had no allowance as of either date.
Deferred Policy Acquisition Costs
The Reciprocal capitalizes deferred policy acquisitions costs (“DACs”) which consist primarily of commissions, premium taxes and policy underwriting and production expenses that are directly related to the successful acquisition by the Reciprocal of new or renewal insurance contracts. DACs are amortized on a straight-line basis over the terms of the policies to which they relate, which is generally one year. DACs are also reduced by ceding commissions paid by reinsurance companies which represent recoveries of acquisition costs. DACs are periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DACs. Amortized deferred acquisition costs included in selling and marketing expense amounted to $17.3 million and $10.1 million for the three months ended September 30, 2026 and 2025, respectively and $43.4 million and $27.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities
The following table details the components of accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheets.

	September 30, 2026	December 31, 2025
Accrued expenses	$15,627	$15,115
Payroll liabilities	12,586	8,858
Interest payable	15,806	7,183
Sales taxes payable	4,177	4,472
Other current liabilities	2,681	3,249
Accrued expenses and other current liabilities at Porch	$50,877	$38,877
Other Insurance Liabilities, Current
The following table details the components of other insurance liabilities, current, on the unaudited Condensed Consolidated Balance Sheets. Other insurance liabilities were held by the Reciprocal as of September 30, 2026.

	September 30, 2026	December 31, 2025
Ceded reinsurance premiums payable	$6,128	$4,191
Commissions payable, reinsurers and agents	13,672	11,655
Advance premiums	8,277	5,961
Funds held under reinsurance treaty	281	1,335
General and accrued expenses payable	5,500	692
Other insurance liabilities, current	$33,858	$23,834

Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public entities to disclose, on an annual and interim basis, a disaggregation of certain expense categories (including employee compensation, depreciation, and amortization) within relevant expense captions presented on the face of the income statement, as well as a qualitative description of the other amounts remaining within those captions. The guidance will first be effective in annual disclosures for the year ending December 31, 2027. Early adoption is permitted, and the standard can be applied either prospectively or retrospectively. We are in the process of assessing the impact of ASU 2024-03 on our disclosures. The ASU requires additional disclosure only and will not impact our consolidated financial statements.”
In May 2025, the FASB issued ASU 2025-03, Business Combinations (ASC Topic 805) and Consolidation (ASC Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which updates the guidance for determining the accounting acquirer in certain equity-based acquisitions of variable interest entities (“VIEs”). The guidance removes the presumption that the primary beneficiary is always the acquirer and instead requires the general guidance for identifying the acquirer under ASC Topic 805 to be applied. The guidance will first be effective beginning with our first quarter of 2027 and may be applied prospectively or retrospectively. Early adoption is permitted. We are in the process of assessing the impact of ASU 2025-03 on our consolidated financial statements and related disclosures.
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
Accounting Standards Recently Adopted
On January 1, 2026, we adopted ASU 2024-04, Debt - Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We adopted ASU 2024-04 using a prospective method. ASU 2024-04 did not impact our consolidated financial statements and related disclosures.
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

		Three Months Ended September 30, 2026
		Insurance Services	Software & Data	Consumer Services	Reciprocal Segment	Total
Revenue from external customers		$11,729	$19,661	$18,309	$94,161	$143,860
Intersegment revenue		91,086	2,668	—	(36,020)	57,734
Segment revenue		$102,815	$22,329	$18,309	$58,141	$201,594
Elimination of intersegment revenue						(57,734)
Total consolidated revenue						$143,860

Less:	(1)
Cost of revenue		(11,635)	(5,548)	(2,810)	(20,932)
Segment Gross Profit		$91,180	$16,781	$15,499	$37,209	$160,669

Add (Subtract):	(1)
Selling and marketing					(9,756)
Product and technology					(2,194)
General and administrative					(29,527)
Interest expense on intercompany surplus notes					(3,577)
Income tax benefit (expense)					1,746
Other segment items	(2)				2,929
Segment Net Income					$(3,170)

Segment revenue		$102,815	$22,329	$18,309
Add (Subtract):	(1)
Selling and marketing (excluding depreciation, amortization, and stock-based compensation expense)		(41,567)	(7,840)	(9,728)
Product and technology (excluding depreciation, amortization, impairments, and stock-based compensation expense)		(2,036)	(5,068)	(879)
General and administrative (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs)		(2,822)	(1,618)	(1,860)
Interest income on intercompany surplus notes		3,577	—	—
Other segment items	(2)	(9,841)	(3,587)	(2,626)
Segment Adjusted EBITDA		$50,126	$4,216	$3,216

Additional measure of segment profit (loss)		$50,126	$4,216	$3,216	$(3,170)	$54,388

Other segment disclosures:
Stock-based compensation expense	(3)	$38	$9	$3		$50
Depreciation and amortization	(3)	—	1,952	181		2,133
Other interest expense					$6	6
______________________________________
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2)Other segment items for each reportable segment include:
Insurance Services - investment income, other gains and losses, and cost of revenue (excluding stock-based compensation expense)
Software & Data - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Consumer Services - cost of revenue (excluding depreciation, amortization, and stock-based compensation expense)
Reciprocal Segment - investment income and other interest expense.
(3)This depreciation, amortization, and stock-based compensation expense for the Insurance Services, Software & Data, and Consumer Services segments is the amount included within Gross Profit. No depreciation, amortization or stock-based compensation expense is included in Adjusted EBITDA. Additionally, depreciation and amortization of $1.0 million is included in net income for the Reciprocal Segment.

The following table presents a reconciliation of the total of the reportable segments’ other segment disclosures to the corresponding consolidated amount.

	Three Months Ended September 30, 2026
	Segment Totals	Adjustments		Consolidated Totals
Stock-based compensation expense	$50	$11,326	(1)	$11,376
Depreciation and amortization	2,133	2,203	(2)	4,336
Other interest expense	6	15,120	(3)	15,126
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

		Three Months Ended September 30, 2025
		Insurance Services	Software & Data	Consumer Services	Reciprocal Segment	Total
Revenue from external customers		$7,632	$21,862	$19,367	$78,427	$127,288
Intersegment revenue		66,213	2,773	—	(26,486)	42,500
Segment revenue		$73,845	$24,635	$19,367	$51,941	$169,788
Elimination of intersegment revenue						(42,500)
Total consolidated revenue						$127,288

Less:	(1)
Cost of revenue		(11,595)	(6,480)	(2,758)	(11,509)
Segment Gross Profit		$62,250	$18,155	$16,609	$40,432	$137,446

Add (Subtract):	(1)
Selling and marketing					(4,896)
Product and technology					(587)
General and administrative					(20,731)
Interest expense on intercompany surplus notes					(3,756)
Income tax benefit (expense)					(3,162)
Other segment items	(2)				2,575
Segment Net Income					$9,875

Segment revenue		$73,845	$24,635	$19,367
Add (Subtract):	(1)
Selling and marketing (excluding depreciation, amortization, and stock-based compensation expense)		(35,637)	(8,793)	(11,330)
Product and technology (excluding depreciation, amortization, impairments, and stock-based compensation expense)		(2,394)	(4,604)	(1,142)
General and administrative (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs)		(4,197)	(1,938)	(1,804)
Interest income on intercompany surplus notes		3,756	—	—
Other segment items	(2)	(10,073)	(4,172)	(2,598)
Segment Adjusted EBITDA		$25,300	$5,128	$2,493

Additional measure of segment profit (loss)		$25,300	$5,128	$2,493	$9,875	$42,796

Other segment disclosures:
Stock-based compensation expense	(3)	$22	$17	$2		$41
Depreciation and amortization	(3)	14	2,294	157		2,465
Other interest expense					$10	10
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
(3)The amount of depreciation, amortization, and stock-based compensation expense disclosed for the Insurance Services, Software & Data, and Consumer Services segments is the amount included within Gross Profit. No depreciation, amortization or stock-based compensation expense is included in Adjusted EBITDA. Additionally, depreciation and amortization of $1.0 million is included in net income for the Reciprocal Segment.

The following table presents a reconciliation of the total of the reportable segments’ other segment disclosures to the corresponding consolidated amount.

	Three Months Ended September 30, 2025
	Segment Totals	Adjustments		Consolidated Totals
Stock-based compensation expense	$41	$7,140	(1)	$7,181
Depreciation and amortization	2,465	2,445	(2)	4,910
Other interest expense	10	13,953	(3)	13,963
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

		Nine Months Ended September 30, 2026
		Insurance Services	Software & Data	Consumer Services	Reciprocal Segment	Total
Revenue from external customers		$30,064	$60,044	$51,580	$264,177	$405,865
Intersegment revenue		240,347	7,304	—	(95,129)	152,522
Segment revenue		$270,411	$67,348	$51,580	$169,048	$558,387
Elimination of intersegment revenue						(152,522)
Total consolidated revenue						$405,865

Less:	(1)
Cost of revenue		(34,258)	(16,615)	(7,631)	(72,844)
Segment Gross Profit		$236,153	$50,733	$43,949	$96,204	$427,039

Add (Subtract):	(1)
Selling and marketing					(26,582)
Product and technology					(5,997)
General and administrative					(75,931)
Interest expense on intercompany surplus notes					(10,604)
Income tax benefit (expense)					(1,303)
Other segment items	(2)				18,863
Segment Net Income					$(5,350)

Segment revenue		$270,411	$67,348	$51,580
Add (Subtract):	(1)
Selling and marketing (excluding depreciation, amortization, and stock-based compensation expense)		(114,506)	(23,254)	(29,512)
Product and technology (excluding depreciation, amortization, impairments, and stock-based compensation expense)		(5,819)	(14,474)	(2,000)
General and administrative (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs)		(9,764)	(4,395)	(6,550)
Interest income on intercompany surplus notes		10,604	—	—
Other segment items	(2)	(28,910)	(11,231)	(7,061)
Segment Adjusted EBITDA		$122,016	$13,994	$6,457

Additional measure of segment profit (loss)		$122,016	$13,994	$6,457	$(5,350)	$137,117

Other segment disclosures:
Stock-based compensation expense	(3)	$91	$37	$11		$139
Depreciation and amortization	(3)	39	5,347	559		5,945
Other interest expense					$204	204
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
(3)The amount of depreciation, amortization, and stock-based compensation expense disclosed for the Insurance Services, Software & Data, and Consumer Services segments is the amount included within Gross Profit. No depreciation, amortization or stock-based compensation expense is included in Adjusted EBITDA. Additionally, depreciation and amortization of $2.9 million is included in net income for the Reciprocal Segment.

The following table presents a reconciliation of the total of the reportable segments’ other segment disclosures to the corresponding consolidated amount.

	Nine Months Ended September 30, 2026
	Segment Totals	Adjustments		Consolidated Totals
Stock-based compensation expense	$139	$26,382	(1)	$26,521
Depreciation and amortization	5,945	12,010	(2)	17,955
Other interest expense	204	44,303	(3)	44,507
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

		Nine Months Ended September 30, 2025
		Insurance Services	Software & Data	Consumer Services	Reciprocal Segment	Total
Revenue from external customers		$18,834	$63,859	$51,738	$223,679	358,110
Intersegment revenue		172,207	6,788	—	(76,391)	102,604
Segment revenue		$191,041	$70,647	$51,738	$147,288	$460,714
Elimination of intersegment revenue						(102,604)
Total consolidated revenue						$358,110

Less:	(1)
Cost of revenue		(28,602)	(17,832)	(7,662)	(61,654)
Segment Gross Profit		$162,439	$52,815	$44,076	$85,634	$344,964

Add (Subtract):	(1)
Selling and marketing					(15,942)
Product and technology					(2,280)
General and administrative					(48,188)
Interest expense on intercompany surplus notes					(11,320)
Income tax benefit (expense)					(4,150)
Other segment items	(2)				7,130
Segment Net Income					$10,884

Segment revenue		$191,041	$70,647	$51,738
Add (Subtract):	(1)
Selling and marketing (excluding depreciation, amortization, and stock-based compensation expense)		(87,634)	(24,795)	(30,960)
Product and technology (excluding depreciation, amortization, impairments, and stock-based compensation expense)		(7,061)	(12,936)	(3,167)
General and administrative (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs)		(12,765)	(5,925)	(6,701)
Interest income on intercompany surplus notes		11,320	—	—
Other segment items	(2)	(24,135)	(11,750)	(7,130)
Segment Adjusted EBITDA		$70,766	$15,241	$3,780

Additional measure of segment profit (loss)		$70,766	$15,241	$3,780	$10,884	$100,671

Other segment disclosures:
Stock-based compensation expense	(3)	$84	$47	$6		$137
Depreciation and amortization	(3)	14	6,038	525		6,577
Other interest expense					$91	91

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
(3)The amount of depreciation, amortization, and stock-based compensation expense disclosed for the Insurance Services, Software & Data, and Consumer Services segments is the amount included within Gross Profit. No depreciation, amortization or stock-based compensation expense is included in Adjusted EBITDA. Additionally, depreciation and amortization of $2.9 million is included in net income for the Reciprocal Segment.

The following table presents a reconciliation of the total of the reportable segments’ other segment disclosures to the corresponding consolidated amount.

	Nine Months Ended September 30, 2025
	Segment Totals	Adjustments		Consolidated Totals
Stock-based compensation expense	$137	$19,954	(1)	$20,091
Depreciation and amortization	6,577	7,818	(2)	14,395
Other interest expense	91	37,174	(3)	37,265
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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Reconciliation of segment Gross Profit
Total segment Gross Profit		$160,669	$137,446	$427,039	$344,964
Segment operating expenses, excluding Reciprocal Segment (excluding depreciation, amortization, impairments, stock-based compensation expense, mark-to-market gains or losses, restructuring & other costs, and acquisition & other transaction costs)		(73,418)	(71,839)	(210,274)	(191,944)
Reciprocal Segment operating expenses	(1)	(41,477)	(26,214)	(108,510)	(66,410)
Unallocated operating expenses:
Corporate general and administrative expenses (excluding depreciation, amortization, impairments, stock-based compensation expense, restructuring & other costs, and acquisition & other transaction costs)		(9,307)	(8,550)	(27,449)	(25,310)
Corporate product and technology expenses (excluding depreciation, amortization, and stock-based compensation expense)		(3,760)	(3,655)	(11,475)	(11,169)
Corporate selling and marketing expenses (excluding stock-based compensation expense)		(276)	(427)	(1,001)	(1,120)
Interest expense		(15,126)	(13,963)	(44,507)	(37,265)
Depreciation and amortization other than in cost of revenue (excluding Reciprocal Segment)		(2,203)	(2,445)	(12,010)	(7,818)
Gain on extinguishment of debt		—	361	—	395
Investment income		3,687	2,989	10,236	8,464
Other income, net		1,367	1,535	4,046	11,428
Stock-based compensation costs other than in cost of revenue		(11,326)	(7,140)	(29,253)	(19,954)
Change in fair value of private warrant liability		—	(5,702)	—	(9,312)
Change in fair value of derivatives		—	1,785	2,627	21,311
Other items		(812)	(841)	(1,275)	(1,121)
Consolidated income (loss) before income taxes		$8,018	$3,340	$(1,806)	$15,139

Reconciliation of segment profit/(loss)
Total segment profit/(loss)		$54,388	$42,796	$137,117	$100,671
Add back: Income tax benefit (expense) of Reciprocal		(1,746)	3,162	1,303	4,150
Unallocated amounts:
Corporate general and administrative expenses (excluding depreciation, amortization, impairments, stock-based compensation expense, restructuring & other costs, and acquisition & other transaction costs)		(9,307)	(8,550)	(27,449)	(25,310)
Corporate product and technology expenses (excluding depreciation, amortization, and stock-based compensation expense)		(3,760)	(3,655)	(11,475)	(11,169)
Corporate selling and marketing expenses (excluding stock-based compensation expense)		(276)	(427)	(1,001)	(1,120)
Corporate interest income		284	337	743	929
Interest expense (excluding Reciprocal Segment)		(15,120)	(13,953)	(44,303)	(37,174)
Depreciation and amortization (excluding Reciprocal Segment)		(4,336)	(4,910)	(17,955)	(14,395)
Gain on extinguishment of debt		—	361	—	395
Other income, net (excluding items included in segment profit/(loss))		79	118	175	7,375
Stock-based compensation costs		(11,376)	(7,181)	(29,392)	(20,091)
Change in fair value of private warrant liability		—	(5,702)	—	(9,312)
Change in fair value of derivatives		—	1,785	2,627	21,311
Other items	(2)	(812)	(841)	(12,196)	(1,121)
Consolidated income (loss) before income taxes		$8,018	$3,340	$(1,806)	$15,139

______________________________________
(1)Reciprocal Segment operating expenses include Selling and marketing, Product and technology, General and administrative, and Other segment items of the Reciprocal Segment.
(2)Other items for the nine months ended September 30, 2026, includes the elimination of a gain on the sale of Porch common stock by the Reciprocal Segment to our wholly owned reinsurance business.

The CODM does not review assets on a segment basis other than the assets of the Reciprocal Segment that are presented on the unaudited Condensed Consolidated Balance Sheets as required for VIE disclosure.
All of our revenue is generated in the United States except for an immaterial amount. As of September 30, 2026, and December 31, 2025, we did not have material assets located outside of the United States.

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
The assets of the Reciprocal can be used only to settle the obligations of the Reciprocal for which creditors and other beneficial owners have no recourse to Porch. We have no obligation related to any underwriting and/or investment losses experienced by the Reciprocal. There were $106 million of surplus notes outstanding as of September 30, 2026, and December 31, 2025. The effects of the transactions between Porch and the Reciprocal are eliminated in consolidation to derive consolidated net income (loss). However, the management fee income earned is reported in net income (loss) attributable to Porch and is included in basic and diluted earnings per share.
The following tables summarize certain financial information of the VIE.

	September 30, 2026	December 31, 2025
Current assets of the Reciprocal	$232,448	$200,955
Noncurrent assets of the Reciprocal	191,502	196,301
Total assets of the Reciprocal	$423,950	$397,256

Current liabilities of the Reciprocal	$351,311	$306,390
Noncurrent liabilities of the Reciprocal	849	818
Total liabilities of the Reciprocal	$352,160	$307,208

		Nine Months Ended September 30,
		2026	2025
Net cash provided by (used in) operating activities of the Reciprocal		$29,680	$(5,696)
Net cash used in investing activities of the Reciprocal	(1) (2)	(2,246)	(51,894)
Net cash provided by financing activities of the Reciprocal	(3)	21	46,813
______________________________________
(1)For the nine months ended September 30, 2026, Net cash used in investing activities of the Reciprocal includes $15.0 million cash received by the Reciprocal for the sale of Porch common stock shares to our wholly owned captive reinsurance business (see Note 10). This transaction is eliminated during consolidation.
(2)For the nine months ended September 30, 2025, Net cash used in investing activities of the Reciprocal includes $46.8 million cash paid by the Reciprocal related to its purchase of HOA from Porch. This transaction is eliminated during consolidation.
(3)For the nine months ended September 30, 2025, Net cash provided by financing activities of the Reciprocal includes $46.8 million cash received by the Reciprocal related to its surplus note with Porch. This transaction is eliminated during consolidation.

Note 4. Revenue
Disaggregation of Revenue
The following table provides detail of total revenue. Transactional revenue consists of revenue recognized from non-recurring sales or services that do not generate ongoing revenue and primarily includes revenue generated from moving services. Recurring revenue refers to revenue streams that are more predictable and generate revenue from customers on an ongoing basis, including revenue from insurance services management, inspection software, title insurance software, mortgage software, warranty products, and marketing services. Insurance carrier revenue consists of revenue earned through premiums collected on policies and commissions by the Reciprocal.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Transactional		$10,248	$10,580	$26,384	$26,142
Recurring	(1)	133,205	107,267	362,956	287,284
Intercompany revenue		(2,668)	(2,773)	(7,304)	(6,788)
		140,785	115,074	382,036	306,638
Insurance carrier		58,141	51,941	169,048	147,288
Intercompany revenue		(55,066)	(39,727)	(145,219)	(95,816)
Total revenue	(2)	$143,860	$127,288	$405,865	$358,110
______________________________________
(1)Revenue recognized during the three and nine months ended September 30, 2026 and 2025, includes revenue that is accounted for in accordance with ASC Topic 460, Guarantees, separately from revenue from contracts with customers. Revenue accounted for under ASC Topic 460 was $8.0 million and $8.7 million for the three months ended September 30, 2026 and 2025, respectively, and $25.0 million and $25.2 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Revenue recognized during the three and nine months ended September 30, 2026 and 2025, includes revenue that is accounted for in accordance with ASC Topic 944, Financial Services-Insurance, separately from the revenue from contracts with customers. Revenue accounted for under ASC Topic 944 was $94.2 million and $78.4 million for the three months ended September 30, 2026 and 2025, respectively, and $264.2 million and $223.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Insurance Commissions Receivable
A summary of the activity impacting the contract assets during the nine months ended September 30, 2026, is presented below:

Balance at December 31, 2025	$3,117
Estimated lifetime value of commissions on insurance policies sold by carriers	1,753
Cash receipts	(633)
Write offs of uncollectible accounts	(315)
Balance at September 30, 2026	$3,922

As of September 30, 2026, and December 31, 2025, $0.8 million and $0.6 million, respectively, of contract assets were expected to be collected within the immediately following 12 months and therefore were included in accounts receivable, net, on the unaudited Condensed Consolidated Balance Sheets. The remaining $3.2 million and $2.5 million of contract assets as of September 30, 2026, and December 31, 2025, respectively, are expected to be collected after the immediately following 12 months and were included in other assets on the unaudited Condensed Consolidated Balance Sheets.
Deferred Revenue
A summary of the activity impacting Software & Data segment deferred revenue balances during the nine months ended September 30, 2026, is presented below:

Balance at December 31, 2025	$2,699
Revenue recognized	(8,487)
Additional amounts deferred	7,465
Balance at September 30, 2026	$1,677
Revenue recognized for performance obligations satisfied during the nine months ended September 30, 2026, includes $2.7 million that was included in the deferred revenue balances as of December 31, 2025.
Deferred revenue on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, includes $254.1 million and $219.6 million, respectively, of deferred revenue related to the Reciprocal Segment. The portion of insurance premiums related to the unexpired term of policies in force as of the end of the reporting period and to be earned over the remaining term of these policies is deferred and reported as deferred revenue.
Remaining Performance Obligations
The amount of the transaction price allocated to performance obligations to be satisfied at a later date, which is not recorded in the unaudited Condensed Consolidated Balance Sheets, is immaterial as of September 30, 2026, and December 31, 2025.
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
Warranty Revenue and Related Balance Sheet Disclosures
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. As of September 30, 2026, and December 31, 2025, we had $0.2 million and $0.2 million, respectively, of capitalized costs in prepaid expenses and other current assets. As of September 30, 2026, and December 31, 2025, we had $0.1 million and $0.5 million, respectively, in other assets on the unaudited Condensed Consolidated Balance Sheets.
Payments received in advance of warranty services provided are included in refundable customer deposits or deferred revenue based upon the cancellation and refund provisions within the respective agreement. The following table provides balances as of the dates shown.

		September 30, 2026	December 31, 2025
Refundable customer deposits		$9,948	$12,379
Deferred revenue		$2,800	$1,853
Non-current deferred revenue	(1)	$1,693	$2,010
____________________________________
(1)Non-current deferred revenue is included in other liabilities in the unaudited Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2026 and 2025, we incurred $0.9 million and $1.0 million, respectively, in expenses related to warranty claims. For the nine months ended September 30, 2026 and 2025, we incurred $2.2 million and $3.0 million, respectively, in expenses related to warranty claims.

Note 5. Investments
The following table summarizes investment income and realized gains and losses on investments during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income, net of investment expenses	$3,730	$2,937	$10,245	$8,456
Realized gains on investments	2	71	112	327
Realized losses on investments	(45)	(19)	(121)	(319)
Investment income and realized gains and losses, net of investment expenses	$3,687	$2,989	$10,236	$8,464

Investments Held by Porch
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities.

		September 30, 2026
		Amortized Cost	Gross Unrealized		Fair Value
			Gains	Losses
U.S. Treasuries		$4,370	$—	$(22)	$4,348
Obligations of states, municipalities and political subdivisions		4,505	1	(164)	4,342
Corporate bonds		43,739	13	(1,472)	42,280
Residential and commercial mortgage-backed securities		27,644	1	(1,103)	26,542
Total investment securities	(1)	$80,258	$15	$(2,761)	$77,512
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$13,330	$43	$(3)	$13,370
Obligations of states, municipalities and political subdivisions	2,039	31	—	2,070
Corporate bonds	31,123	202	(46)	31,279
Residential and commercial mortgage-backed securities	20,812	520	(23)	21,309
Total investment securities	$67,304	$796	$(72)	$68,028

The amortized cost and fair value of securities held by our captive reinsurance business at September 30, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		September 30, 2026
Remaining Time to Maturity		Amortized Cost	Fair Value
Due in one year or less		$4,517	$4,517
Due after one year through five years		32,586	31,800
Due after five years through ten years		14,009	13,265
Due after ten years		1,502	1,388
Residential and commercial mortgage-backed securities		27,644	26,542
Total	(1)	$80,258	$77,512
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.

Securities held by our captive reinsurance business with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

		Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2026		Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries		$(22)	$4,348	$—	$—	$(22)	$4,348
Obligations of states, municipalities and political subdivisions		(164)	3,501	—	—	(164)	3,501
Corporate bonds		(1,365)	37,814	(107)	3,353	(1,472)	41,167
Residential and commercial mortgage-backed securities		(1,042)	24,689	(61)	844	(1,103)	25,533
Total securities	(1)	$(2,593)	$70,352	$(168)	$4,197	$(2,761)	$74,549
____________________________________
(1)Represents total investment securities held by our captive reinsurance business as collateral for the benefit of the Reciprocal.

At September 30, 2026, there were 149 securities, held by our captive reinsurance business as collateral for the benefit of the Reciprocal, in an unrealized loss position. Of these securities, eight had been in an unrealized loss position for 12 months or longer.

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
Investments Held by the Reciprocal (Consolidated VIE)
The following tables summarize the amortized cost, fair value, and unrealized gains and losses of investment securities held by the Reciprocal.

	September 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$7,399	$5	$(409)	$6,995
Obligations of states, municipalities and political subdivisions	25,654	—	(755)	24,899
Corporate bonds	72,682	34	(2,828)	69,888
Residential and commercial mortgage-backed securities	73,441	25	(4,055)	69,411
Other loan-backed and structured securities	19,144	2	(389)	18,757
Total investment securities held by the consolidated VIE	$198,320	$66	$(8,436)	$189,950

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$9,695	$40	$(102)	$9,633
Obligations of states, municipalities and political subdivisions	12,688	112	(406)	12,394
Corporate bonds	62,808	1,078	(777)	63,109
Residential and commercial mortgage-backed securities	77,824	1,017	(873)	77,968
Other loan-backed and structured securities	17,396	196	(54)	17,538
Total investment securities	$180,411	$2,443	$(2,212)	$180,642

The amortized cost and fair value of securities held by the Reciprocal at September 30, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
Remaining Time to Maturity	Amortized Cost	Fair Value
Due in one year or less	$19,763	$19,698
Due after one year through five years	49,775	48,215
Due after five years through ten years	33,372	31,370
Due after ten years	2,825	2,499
Residential and commercial mortgage-backed securities	73,441	69,411
Other loan-backed and structured securities	19,144	18,757
Total	$198,320	$189,950
Securities held by the Reciprocal with gross unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2026	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasuries	$(138)	$2,315	$(271)	$3,745	$(409)	$6,060
Obligations of states, municipalities and political subdivisions	(230)	18,730	(525)	6,068	(755)	24,798
Corporate bonds	(1,551)	53,309	(1,277)	13,778	(2,828)	67,087
Residential and commercial mortgage-backed securities	(2,041)	52,920	(2,014)	15,769	(4,055)	68,689
Other loan-backed and structured securities	(322)	16,721	(67)	843	(389)	17,564
Total securities held by the consolidated VIE	$(4,282)	$143,995	$(4,154)	$40,203	$(8,436)	$184,198
At September 30, 2026, there were 245 securities in an unrealized loss position held by the Reciprocal. Of these securities, 156 had been in an unrealized loss position for 12 months or longer as of September 30, 2026.

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
We believe there were no fundamental issues, such as credit losses or other factors, with respect to any of our available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. We expect that the securities will not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because we have the ability and intent to hold our available-for-sale investments until a market price recovery or maturity, we do not consider any of our investments to have any decline in fair value due to expected credit losses at September 30, 2026.

Note 6. Fair Value
The following tables summarize the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurement as of September 30, 2026
		Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market mutual funds		$145	$—	$—	$145
Debt securities:
U.S. Treasuries		4,348	—	—	4,348
Obligations of states, municipalities and political subdivisions		—	4,342	—	4,342
Corporate bonds		—	42,280	—	42,280
Residential and commercial mortgage-backed securities		—	26,542	—	26,542
Other loan-backed and structured securities		—	—	—	—
Assets of Reciprocal (a consolidated variable interest entity):
Money market mutual funds		32,065	—	—	32,065
Debt securities:
U.S. Treasuries		6,995	—	—	6,995
Obligations of states, municipalities and political subdivisions		—	24,899	—	24,899
Corporate bonds		—	69,888	—	69,888
Residential and commercial mortgage-backed securities		—	69,411	—	69,411
Other loan-backed and structured securities		—	18,757	—	18,757
		$43,553	$256,119	$—	$299,672
Liabilities
Embedded derivatives	(1)	—	—	—	—
		$—	$—	$—	$—
______________________________________
(1)We have embedded derivatives features associated with our convertible senior secured notes due in 2028. The fair value of the related derivative liability was zero as of September 30, 2026.

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
______________________________________
(1)The liability for contingent consideration related to business combinations is included in accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025. See Contingent Consideration – Business Combinations below for additional information.
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
Contingent Consideration – Business Combinations
We estimated the fair value of the business combination contingent consideration based on specific metrics related to the acquisition of Residential Warranty Services (“RWS”) in April 2022, using the discounted cash flow method. The fair value is based on a percentage of revenue of the contingent consideration through the maturity date of August 2026. The arrangement matured in August 2026 in accordance with its terms. No additional consideration was paid, and no additional gain or loss was recognized upon maturity. As of December 31, 2025, the key inputs used to determine the fair value of $0.1 million were management’s cash flow estimate through the remaining term of less than one year.

Embedded Derivatives
In connection with the issuance of senior secured convertible notes in April 2023 (the “2028 Notes”) and in accordance with Accounting Standards Codification 815-15, Derivatives and Hedging – Embedded Derivatives, (“ASC 815-15”) certain features of the 2028 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Repurchase option. This derivative had no value at September 30, 2026 or December 31, 2025, because in May 2025 we reduced the outstanding principal of the 2026 Notes (see Note 9, Debt) to below the $30 million threshold described in this paragraph. Moreover, the 2026 Notes were paid in full in September 2026. If more than $30 million aggregate principal amount of the 2026 Notes were to have remained outstanding on June 14, 2026, the 2028 Note holders would have had the right to require us to repurchase for cash on June 15, 2026, all or any portion of their 2028 Notes, in principal amounts of one thousand dollars or an integral number thereof, at a repurchase price equal to 106.5% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
•Asset sale repurchase option. If we sell assets and receive net cash proceeds of $2.5 million in excess of the Asset Sale Threshold (as defined below) (such excess net cash proceeds, the “Excess Proceeds”), we must offer to all holders of 2028 Notes to repurchase their 2028 Notes for an aggregate amount of cash equal to 50% of such Excess Proceeds at a repurchase price per 2028 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the relevant purchase date, if any. “Asset Sale Threshold” means $20.0 million in the aggregate, provided that on and after the date on which the cumulative net cash proceeds received by the Company and its restricted subsidiaries from the sale of assets after April 20, 2023, exceeds $20.0 million in the aggregate, the “Asset Sale Threshold” means $0. As of September 30, 2026, our remaining Asset Sale Threshold was $9.1 million.
In connection with the issuance of senior unsecured convertible notes in May 2025 (the “2030 Notes,” see Note 9) and in accordance with ASC 815-15, certain features of the 2030 Notes were bifurcated and accounted for separately from the notes. The following features are recorded as derivatives.
•Additional interest. If at any time after November 27, 2025, we fail to file all reports required under the Securities Exchange Act of 1934, as amended, (after giving effect to applicable grace periods and other than Form 8-Ks) during the preceding 12-month period, or the 2030 Notes are not otherwise freely tradable under Rule 144 other than with respect to holders that are affiliates, we will be required to pay additional interest at a rate of 0.50% per annum on the outstanding principal amount to noteholders for each day we are out of compliance with these requirements (the “Additional Interest”). The value of the Additional Interest derivative was $0 at the issuance date and $0 as of September 30, 2026.
•Participation feature. If the fair market value of a distribution (arising from a spin-off, distribution of capital stock, other asset or property distribution, or distribution of securities) made to stockholders is equal to or greater than the average of the last reported sale price of our common stock over the ten consecutive trading day period ending on, and including, the trading day immediately preceding the ex-dividend date for such distribution, then each holder of the 2030 Notes will directly receive, in respect of each $1,000 principal amount thereof, the same type and amount of property that they would have received if they had already converted their senior unsecured convertible notes into shares at the then-current conversion rate. This payment will be made at the same time and on the same terms as it is made to common stockholders. If the amount of any cash dividend per share is equal to or greater than the last reported sale price of our common stock immediately before the dividend, then the holders of the 2030 Notes are entitled to receive, for each $1,000 principal amount of notes, a cash payment (without needing to convert the notes) in the amount of cash they would have received as if they owned a number of shares of common stock equal to the number of 2030 Notes held multiplied by the conversion rate on the ex-dividend date for such cash dividend or distribution. The value of the participation feature derivative was $0 at the issuance date and $0 as of September 30, 2026.

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
The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows:

		Contingent Consideration - Business Combinations	Embedded Derivatives
Fair value as of December 31, 2025		$39	$2,627
Change in fair value, loss (gain) included in net loss	(1)	(39)	(2,627)
Fair value as of September 30, 2026		$—	$—

		Contingent Consideration - Business Combinations	Embedded Derivatives	Private Warrant Liability
Fair value as of December 31, 2024		$83	$22,262	$460
Settlements		—	—	(4,473)
Change in fair value, loss (gain) included in net income	(1)	(36)	(21,311)	9,312
Fair value as of September 30, 2025		$47	$951	$5,299
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

Fair Value of Fixed Rate Debt
The following table summarizes the fair value of convertible senior notes (see Note 9, Debt, for more information):

		September 30, 2026	December 31, 2025
Convertible senior unsecured notes, due 2026	(1)	$—	$7,600
Convertible senior secured notes, due 2028		345,834	332,700
Convertible senior unsecured notes, due 2030		202,508	151,800
______________________________________
(1)The convertible senior unsecured notes due in 2026 matured and the entire outstanding principal was repaid in September 2026. (See Note 9, Debt, for more information).
The fair value of the other notes approximate the unpaid principal balance. All debt, other than the convertible notes which are Level 2, is considered a Level 3 measurement.

Note 7. Property, Equipment, and Software
Property, equipment, and software, net, consists of the following:

	September 30, 2026	December 31, 2025
Software and computer equipment	$7,925	$7,415
Furniture, office equipment, and other	670	641
Internally developed software	58,588	49,436
Leasehold improvements	402	392
	67,585	57,884
Less: Accumulated depreciation and amortization	(36,440)	(30,277)
Property, equipment, and software, net	$31,145	$27,607

Depreciation and amortization expense related to property, equipment, and software was $3.1 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and $7.9 million and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and impairment. The following tables summarize intangible asset balances.

As of September 30, 2026		Weighted Average Useful Life (in years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangible Assets, Net
Customer relationships	(1)	10	$45,400	$(25,963)	$19,437
Acquired technology		8	7,980	(5,565)	2,415
Trademarks and tradenames	(2)	11	22,025	(10,798)	11,227
Non-compete agreements		7	180	(116)	64
Renewal rights	(3)	6	9,734	(6,995)	2,739
Insurance licenses	(4)	Indefinite	4,960	—	4,960
Total intangible assets			$90,279	$(49,437)	$40,842
______________________________________
(1)Balance includes $7.5 million of customer relationships that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of September 30, 2026.
(2)Balance includes $5.5 million of trademarks and tradenames that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of September 30, 2026.
(3)Balance includes $2.4 million of renewal rights that are included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of September 30, 2026.
(4)The entire insurance licenses balance is included in intangible assets, net, in Assets of Reciprocal section of the Consolidated Balance Sheets as of September 30, 2026.

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

The aggregate amortization expense related to intangibles was $2.3 million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively, and $13.0 million and $12.3 million for the nine months ended September 30, 2026 and 2025, respectively.
During the second quarter of 2026, we reduced the remaining useful life of a customer relationship intangible asset associated with our warranty business after reassessing the future economic benefits expected to be derived from the asset. As a result, we recognized accelerated amortization expense of approximately $5.5 million in general and administrative expense. The after-tax impact on Net income (loss) attributable to Porch for the nine months ended September 30, 2026, was $5.5 million. The effect on basic and diluted earnings per share was $0.05 for the nine months ended September 30, 2026.
Goodwill
The following table summarizes goodwill balances by segment as of September 30, 2026.

September 30, 2026
Software & Data	$157,364
Consumer Services	34,543
Total	$191,907

We had no changes in the carrying amount of goodwill for the nine months ended September 30, 2026.

Note 9. Debt
The following tables summarize outstanding debt as of September 30, 2026, and December 31, 2025.

		Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior secured notes, due 2028	(1)	$333,334	$(61,341)	$271,993
Convertible senior unsecured notes, due 2030		134,000	(1,738)	132,262
Balance as of September 30, 2026		$467,334	$(63,079)	$404,255
______________________________________
(1)$15.0 million of the outstanding principal amount of the 2028 Notes is included in current debt in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026, which is presented net of $2.6 million of unamortized debt issuance costs and discount.

		Principal	Unamortized Debt Issuance Costs & Discount	Carrying Value
Convertible senior unsecured notes, due 2026	(1)	$7,799	$(27)	$7,772
Convertible senior secured notes, due 2028		333,334	(80,247)	253,087
Convertible senior unsecured notes, due 2030		134,000	(2,027)	131,973
Balance as of December 31, 2025		$475,133	$(82,301)	$392,832
______________________________________
(1)The 2026 Notes are included in current debt in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2025.

2026 Convertible Senior Unsecured Notes
Repayment
During the third quarter of 2026, we used approximately $7.8 million of cash to repay the entire outstanding principal amount, and accrued interest, of our 0.75% Convertible Senior Unsecured Notes due in September 2026 (the “2026 Notes”). The 2026 Notes matured on September 15, 2026, and were settled entirely in cash, with no shares of common stock issued. Following the repayment, no 2026 Notes remained outstanding as of September 30, 2026.
Refinancing
In the second quarter of 2025, we completed a series of privately negotiated refinancing transactions with certain holders of our 2026 Notes. As part of these refinancing transactions, we:
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
2028 Convertible Senior Secured Notes
As of September 30, 2026, the outstanding principal was $333.3 million on our 6.75% Convertible Senior Secured Notes due in 2028 (the “2028 Notes”). The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share.

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
2030 Convertible Senior Unsecured Notes
As of September 30, 2026, the outstanding principal was $134.0 million on our 9.00% Convertible Senior Unsecured Notes due in 2030 (the “2030 Notes”). The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.72 per share (the “2030 Note Conversion Rate”). The 2030 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes.
Interest on the 2030 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 2030 Notes will mature on May 15, 2030, unless earlier repurchased, redeemed, or converted. Holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) on or after February 15, 2030, until the close of business on the second trading day immediately preceding the maturity date of May 15, 2030. In addition, holders of the 2030 Notes may convert the 2030 Notes at their option (in whole or in part) at any time prior to the close of business on the business day immediately preceding February 15, 2030, only under the following circumstances:
•our common stock price exceeds 120% (or $18.85) of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;
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
Upon the occurrence of a make-whole fundamental change or the exercise of our redemption option as described below, we would, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or exercise of redemption (not to exceed 101.8132 shares of common stock per one thousand dollars of principal amount of the 2030 Notes). As of September 30, 2026, none of the conditions of the 2030 Notes to early convert were met.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense for 2026 Notes	$12	$23	$41	$579
Contractual interest expense for 2028 Notes	5,625	5,625	16,875	16,875
Contractual interest expense for 2030 Notes	3,015	3,015	9,045	4,020
Amortization of debt issuance costs and discount for 2026 Notes	8	15	28	418
Amortization of debt issuance costs and discount for 2028 Notes	6,665	5,601	18,906	15,852
Amortization of debt issuance costs for 2030 Notes	98	51	288	87
	$15,423	$14,330	$45,183	$37,831
The effective interest rates for the 2026 Notes, 2028 Notes, and 2030 Notes are 1.3%, 17.9%, and 9.2%, respectively.
We capitalized interest expense related to our convertible senior notes for internally developed software projects. During the three months ended September 30, 2026, and 2025, we capitalized interest of $0.3 million and $0.2 million, respectively, and we capitalized interest of $0.9 million and $0.5 million during the nine months ended September 30, 2026 and 2025, respectively.

Note 10. Stockholders' Equity
Common Shares Outstanding and Common Stock Equivalents
The following table shows the number of our common shares that could be issued for each component of our capital structure.

		September 30, 2026	December 31, 2025
Outstanding common shares, excluding shares held by the Reciprocal and our wholly owned captive reinsurance business		113,607	105,809
Outstanding common shares held by the Reciprocal		16,220	18,312
Outstanding common shares held by our wholly owned captive reinsurance business		2,092	—
Outstanding common shares, total		131,919	124,121

Common shares reserved for future issuance:
Stock options		2,574	2,815
Restricted and performance stock units and awards (Note 11)		10,938	12,469
2020 Equity Plan pool reserved for future issuance (Note 11)		12,626	10,931
Convertible senior unsecured notes, due 2026	(1)	—	312
Convertible senior secured notes, due 2028		13,332	13,332
Convertible senior unsecured notes, due 2030		8,527	8,527
Total shares of common stock outstanding and reserved for future issuance		179,916	172,507
______________________________________
(1)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which would have generally reduced the potential dilution to our common stock. The capped call transactions would have impacted the number of shares that may have been issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would have resulted in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of December 31, 2025. The capped call transactions expired in accordance with their terms on September 15, 2026. No shares of common stock were purchased under the capped call transactions in connection with their expiration. The capped call transactions did not affect the number of potentially dilutive shares presented in the table above.

In June 2026, we, through our wholly owned captive reinsurance business, repurchased approximately 2.1 million shares of our common stock from the Reciprocal for approximately $15.0 million, or $7.17 per share. The Reciprocal still holds approximately 16.2 million Porch shares. Shares owned by both our captive reinsurer and the Reciprocal have been issued and are outstanding, as provided under Delaware law. However, these shares will neither be entitled to vote nor be counted for quorum purposes. For accounting purposes, these shares are considered treasury stock as of September 30, 2026.
Repurchase of Common Shares
As previously disclosed on February 11, 2026, our Board of Directors authorized us to repurchase shares of our common stock in 2026, up to an aggregate amount not to exceed $2.5 million. This is the maximum annual amount permitted under the 2028 Notes indenture.
During the first quarter of 2026, we exhausted the amount authorized by our Board of Directors. We repurchased and retired 0.3 million common shares with a total cost of $2.5 million (including commissions). The cost paid in excess of the par value is included in accumulated deficit in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026.

Note 11. Stock-Based Compensation
Under our 2020 Stock Incentive Plan, employees, directors and consultants are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock awards, collectively referred to as “Equity Awards.” All Equity Awards granted during the nine months ended September 30, 2026, were to employees and directors.
The following table summarizes the classification of stock-based compensation expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$50	$41	$139	$137
Selling and marketing	677	403	1,657	1,202
Product and technology	1,582	844	3,201	2,502
General and administrative	9,067	5,893	21,524	16,250
Total stock-based compensation expense	$11,376	$7,181	$26,521	$20,091

As of September 30, 2026, we had accrued $2.2 million of stock-based compensation expense within accrued expenses on the Condensed Consolidated Balance Sheet related to incentive compensation arrangements. Because we retain discretion to settle these obligations in either cash or equity, these awards are classified and accounted for as liabilities. We currently expect to settle these obligations through the issuance of shares of our common stock. Upon settlement in equity, the liability will be reclassified to additional paid-in capital.
The following table summarizes Equity Award activity for the nine months ended September 30, 2026.

		Number of Options	Number of Restricted Stock Units	Number of Performance Restricted Stock Units
Balances as of December 31, 2025		2,815	5,661	6,808
Granted		—	2,619	1,329
Vested	(1)	—	(2,370)	(2,755)
Exercised		(239)	—	—
Forfeited, canceled or expired		(2)	(340)	(14)
Balances as of September 30, 2026		2,574	5,570	5,368
______________________________________
(1)The vested PRSU amount presented in the table reflects target shares associated with the 2023 award. Certain PRSUs settled during the period at 200% of target based on maximum achievement of performance conditions. As a result, the number of shares issued upon settlement was 5.5 million, which exceeded the vested amounts reflected in the table.

The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2026, was $8.20.
During the nine months ended September 30, 2026, we granted PRSUs that vest based on both the employee’s service period and the independent achievement of three distinct performance metrics:
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
The weighted average grant-date fair value of PRSUs granted during the nine months ended September 30, 2026, was $9.01. The grant-date fair value of Adjusted EBITDA PRSUs and Revenue PRSUs is based on the closing stock price on the grant date. We estimate the grant-date fair value of TSR PRSUs using the Monte Carlo simulation model, as the TSR metric is considered a market condition under ASC Topic 718, Compensation - stock compensation.
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
Certain PRSUs granted in 2024 were subject to a revenue performance goal. As of September 30, 2026, the maximum achievement threshold for the revenue performance goal had been achieved. As such, each participant will receive the maximum number of shares of common stock if they remain employed as of the vesting date in 2027.
On June 10, 2026, the Company’s stockholders approved the Porch Group, Inc. Employee Stock Purchase Plan (the “ESPP”) at the Company’s Annual Meeting of Stockholders. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to the terms of the plan. As of September 30, 2026, no offering period had commenced and no shares had been issued or purchased under the ESPP.

Note 12. Reinsurance for the Reciprocal
2026 Program
As of April 1, 2026, coverage for excess-of-loss catastrophe reinsurance from a panel of third-party reinsurers started at $35.0 million per occurrence for all perils, up to a loss of $365.0 million. We also purchased reinstatement premium protection for the first three layers of our third-party placed excess-of-loss (“XOL”) program. In addition, our captive reinsurance business provides reinsurance support to improve capital efficiency for the Reciprocal. Our captive reinsurer provides reinsurance coverage for risks with low earnings volatility.
In July 2026, the Reciprocal obtained approximately $100.0 million of multi-peril collateralized catastrophe reinsurance protection through a catastrophe bond transaction. This coverage attaches above the top of the Reciprocal’s third-party excess-of-loss reinsurance tower, providing additional catastrophe protection beyond the $365.0 million upper limit of the XOL program described above. Under the arrangement, Harbor Crest Re Ltd., a bankruptcy-remote special purpose insurance vehicle, issued $100.0 million of Class A principal-at-risk notes and entered into a reinsurance agreement providing protection for certain losses arising from named storms, winter storms, severe weather events, wildfires, and fire-

following earthquake events in the United States. The coverage is structured on an indemnity and per-occurrence basis and provides approximately four years of reinsurance protection. The proceeds from the notes are held in collateral accounts and are available to satisfy the reinsurer’s obligations under the reinsurance agreement. Premiums ceded under the arrangement will be recognized as ceded earned premium over the coverage period, while any recoveries are recognized in the period covered losses are incurred and recovery becomes probable. Costs directly attributable to obtaining the reinsurance coverage are deferred and amortized over the applicable coverage period, while other transaction costs are expensed as incurred. The Reciprocal entered into the transaction as part of its broader risk management and reinsurance strategy to diversify sources of catastrophe protection and enhance capital efficiency.
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
Reinsurance Impact
The effects of reinsurance on premiums written by the Reciprocal and earned for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$137,484	$110,643	$109,884	$98,880
Ceded premiums	(16,974)	(16,873)	(23,147)	(22,305)
Net premiums	$120,510	$93,770	$86,737	$76,575

	Nine Months Ended September 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$348,665	$311,763	$281,159	$301,444
Ceded premiums	(33,895)	(49,936)	(34,410)	(82,600)
Net premiums	$314,770	$261,827	$246,749	$218,844

The effects of reinsurance on incurred losses and loss adjustment expense (“LAE”) for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct losses and LAE	$24,549	$19,828	$91,013	$104,184
Ceded losses and LAE	1,183	(225)	(1,200)	(22,855)
Net losses and LAE	$25,732	$19,603	$89,813	$81,329

The detail of reinsurance balances due is as follows:

	September 30, 2026	December 31, 2025
Ceded unearned premium	$520	$24,654
Losses and LAE reserve	4,594	9,509
Reinsurance recoverable	(427)	3,411
Other	605	79
Reinsurance balance due	$5,292	$37,653

Note 13. Unpaid Losses and Loss Adjustment Reserve
The following table summarizes the changes in the reserve balances for unpaid losses and LAE, gross of reinsurance, for the nine months ended September 30, 2026:

Reserve for unpaid losses and LAE at December 31, 2025	$49,159
Reinsurance recoverables on losses and LAE at December 31, 2025	(8,424)
Reserve for unpaid losses and LAE reserve, net of reinsurance recoverables at December 31, 2025	40,735
Add provisions (reductions) for losses and LAE occurring in:
Current year	89,742
Prior years	71
Net incurred losses and LAE during the current year	89,813
Deduct payments for losses and LAE occurring in:
Current year	(53,019)
Prior years	(24,203)
Net claim and LAE payments during the current year	(77,222)

Reserve for losses and LAE, net of reinsurance recoverables at September 30, 2026	53,326
Reinsurance recoverables on losses and LAE at September 30, 2026	(4,594)
Reserve for unpaid losses and LAE at September 30, 2026	$57,920

As a result of additional information on claims occurring in prior years becoming available to management, changes in estimates of provisions of losses and loss adjustment expenses were made resulting in an increase of less than $0.1 million for the nine months ended September 30, 2026.

Note 14. Other Income (Expense), Net
The following table details the components of other income, net, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$416	$433	$1,070	$1,247
Recoveries of losses on reinsurance contracts	924	924	2,773	9,873
Other, net	27	178	203	308
Other income, net	$1,367	$1,535	$4,046	$11,428

Note 15. Income Taxes
Benefit or provision for income taxes for the three months ended September 30, 2026, and 2025, was a benefit of $1.0 million and a provision of $4.3 million, respectively, and the effective tax rates for these periods were (12.4)% and 129.4%, respectively. Benefit or provision for income taxes for the nine months ended September 30, 2026 and 2025, were $1.4 million provision and $4.1 million provision, respectively, and the effective tax rates for these periods were (77.2)% and 27.3%, respectively. The difference between our effective tax rates for the nine months ended September 30, 2026 and 2025, and the U.S. statutory rate of 21% was attributable to the impact of a full valuation allowance on our net deferred tax assets. Our consolidated effective tax rate decreased for both the three and nine months ended September 30, 2026, compared to the same periods in the prior year primarily due to a change in the mix of income between the Reciprocal and Porch, which are treated as separate reporting entities for income tax accounting purposes, and the sale of Porch common shares by the Reciprocal (see Note 10).
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
Porch and/or GoSmith.com, an acquired entity, are defendants in a proceeding pending in the United States District Court for the Western District of Washington. Approximately 350 plaintiffs allege violations of the automated calling and Do Not Call provisions of the Telephone Consumer Protection Act of 1991 and a related Washington state law. Plaintiffs seek actual, statutory, and/or treble damages, plus attorneys’ fees and costs. This case is subject to ongoing procedural matters, with various motions pending before the court.
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

The following table summarizes the computation of basic and diluted net income (loss) attributable to Porch per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Porch used to compute net income (loss) attributable to Porch per share - basic	$12,185	$(10,857)	$13,075	$117
Denominator:
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - basic	113,526	104,301	110,256	103,064
Effect of dilutive securities:
Stock Options	2,066	—	1,895	1,920
RSUs	3,302	—	3,240	5,342
PRSUs	7,360	—	4,653	7,252
Other	44	—	37	—
Weighted average shares outstanding used to compute net income (loss) attributable to Porch per share - diluted	126,298	104,301	120,081	117,578

Net income (loss) attributable to Porch per share - basic	$0.11	$(0.10)	$0.12	$—
Net income (loss) attributable to Porch per share - diluted	$0.10	$(0.10)	$0.11	$—

The following table discloses securities that were not included in the computation of diluted net loss per share.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Stock options		26	2,281	102	157
Restricted stock units and awards		—	6,834	—	—
Performance restricted stock units	(1)	1,283	6,955	1,283	1,072
Private warrants		—	975	—	975
Convertible debt - 2026 Notes	(2)	—	312	—	312
Convertible debt - 2028 Notes		13,332	13,332	13,332	13,332
Convertible debt - 2030 Notes		8,527	8,527	8,527	8,527
______________________________________.
(1)For the three and nine months ending September 30, 2026 and September 30, 2025, this represents the number of performance restricted stock units at the end of the period that were excluded from the computation of diluted earnings per share because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
(2)In connection with the September 16, 2021, issuance of the 2026 Notes, we used a portion of the proceeds to pay for the capped call transactions, which would have generally reduced the potential dilution to our common stock. The capped call transactions would have impacted the number of shares that may have been issued by effectively increasing our conversion price from $25 per share to approximately $37.74, which would have resulted in approximately 0.2 million potentially dilutive shares instead of the shares reported in this table as of December 31, 2025. The capped call transactions expired in accordance with their terms on September 15, 2026. No shares of common stock were purchased under the capped call transactions in connection with their expiration. The capped call transactions did not affect the number of potentially dilutive shares presented in the table above.

Note 18. Subsequent Events
On October 13, 2026, we entered into a Stock and Membership Interest Purchase Agreement pursuant to which our wholly owned subsidiary, Homeowners of America Holding Corporation (“HOA Holdco”), will acquire Allied Underwriters, LLC, and Lonestar Lagniappe Reinsurance Holdings, LLC, for approximately $95.0 million payable at closing, and the Reciprocal will acquire Allied Trust Insurance Company for approximately $105.0 million, consisting of $55.0 million in cash payable at closing and $50.0 million payable in approximately equal monthly installments over the twelve-month period following closing, or earlier at the Reciprocal’s discretion. The amounts payable at closing are subject to adjustment for closing indebtedness and, in the case of the Reciprocal, Allied Trust Insurance Company’s statutory surplus, and the transaction is subject to customary closing conditions. The transaction has not closed as of the date these condensed consolidated financial statements were issued and, accordingly, no amounts related to the acquisition have been recognized in our condensed consolidated financial statements as of September 30, 2026, other than an immaterial amount of professional fees. The closing will not occur earlier than January 1, 2027, and we currently expect the acquisition to close in the first quarter of 2027.
HOA Holdco may elect to satisfy up to $20.0 million of its closing consideration in newly issued shares of our common stock, with the balance payable in cash, and the Reciprocal may elect to satisfy up to $50.0 million of its deferred installment payments with shares of our common stock from its existing holdings. The number of shares will be based on the Nasdaq closing price on the business day preceding the applicable payment date. A significant portion of the value of the shares of our common stock currently held by the Reciprocal is treated as a non-admitted asset in the Reciprocal’s statutory filings. Shares of our common stock currently held by the Reciprocal are not entitled to vote or be counted for quorum purposes under Delaware law. Upon transfer to the seller, those shares will no longer be subject to such restrictions. The number of shares deliverable is not determinable at this time and will depend on the trading price of our common stock on the applicable determination dates and on whether HOA Holdco or the Reciprocal elects to pay cash in lieu of shares.

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
•the risk that the proposed acquisition of Allied Trust Insurance Company, Allied Underwriters LLC and Lonestar Lagniappe Reinsurance Holdings, LLC (the “Allied Trust Acquisition”) may not be completed on the anticipated terms or timeline, or at all, including due to failure to obtain required approvals from the Texas Department of Insurance or other insurance regulators, or the imposition of conditions on those approvals;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Allied Trust Acquisition purchase agreement;
•the effect of the announcement or pendency of the Allied Trust Acquisition on relationships with policyholders, producers, reinsurers, regulators and employees, and on our operating results;
•transaction-related costs and the diversion of management’s attention associated with the Allied Trust Acquisition;
•adjustments to the purchase price negotiated in the Allied Trust Acquisition, including based on the acquired insurer’s statutory surplus at closing;
•our ability to integrate the acquired businesses and realize the anticipated benefits of the Allied Trust Acquisition;

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
•costs related to being a public company; and
•other risks and uncertainties discussed in Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A, “Risk Factors,” in this Quarterly Report, and in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), all of which are available on the SEC’s website at www.sec.gov.
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
Beyond insurance, Porch is a leader in the home software-as-a-service (“SaaS”) space, serving approximately 18 thousand companies across industries essential to the home-buying process—home inspectors, title companies, mortgage providers, and more. Our deep relationships and proprietary data give us unique visibility into approximately 90% of U.S. homebuyers and approximately 90% of U.S. homes, enabling superior risk assessment and competitive pricing.
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
Basis of Presentation
The financial information herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, contained in our Annual Report on Form 10-K for the year ended December 31, 2025, and the unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. Unless otherwise noted herein, all numbers are in thousands, except per share amounts. Additionally, certain financial amounts for the three and nine months ended September 30, 2025, included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to correct certain immaterial prior period errors as discussed in Note 21, “Quarterly Financial Data (Unaudited),” to the consolidated financial statements included in Part II, Item 8, of our Annual Report for the year ended December 31, 2025.
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
Reinsurance Programs for the Reciprocal
As of April 1, 2026, coverage for excess-of-loss catastrophe reinsurance from a panel of third-party reinsurers started at $35.0 million per occurrence for all perils, up to a loss of $365.0 million. We also purchased reinstatement premium protection for the first three layers of our third-party placed excess-of-loss (“XOL”) program. In addition, our captive reinsurance business provides reinsurance support to improve capital efficiency for the Reciprocal. Our captive reinsurer provides reinsurance coverage for risks with low earnings volatility.
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
Share Repurchase from the Reciprocal
In June 2026, we, through our wholly owned captive reinsurance business, repurchased approximately 2.1 million shares of our common stock from the Reciprocal for approximately $15.0 million, or $7.17 per share. By converting a portion of the Reciprocal’s Porch common stock holdings into cash, this transaction increases the Reciprocal’s statutory surplus given that a large portion of the value of shares of Porch common stock is counted as non-admitted assets in statutory filings. The Reciprocal still holds approximately 16.2 million shares of Porch common stock, providing continued upside potential should the share price appreciate. While this increases the Reciprocal’s surplus, there is no impact to income before income taxes under U.S. generally accepted accounting principles (“GAAP”). Additionally, the shares of Porch common stock held by our captive reinsurer and the Reciprocal remain as treasury shares under GAAP and under Delaware law are not considered outstanding for quorum and are not entitled to vote.
Debt Repayment
During the third quarter of 2026, we used approximately $7.8 million of cash to repay the entire outstanding principal amount, and accrued interest, of our 0.75% Convertible Senior Unsecured Notes due in September 2026 (the “2026 Notes”). The 2026 Notes matured on September 15, 2026, and were settled entirely in cash, with no shares of common stock issued. Following the repayment, no 2026 Notes remained outstanding as of September 30, 2026.
Proposed Acquisition
On October 13, 2026, we entered into a Stock and Membership Interest Purchase Agreement pursuant to which our wholly owned subsidiary, Homeowners of America Holding Corporation (“HOA Holdco”), will acquire Allied Underwriters, LLC, and Lonestar Lagniappe Reinsurance Holdings, LLC, for approximately $95.0 million payable at closing, and the Reciprocal will acquire Allied Trust Insurance Company for approximately $105.0 million, consisting of $55.0 million in cash payable at closing and $50.0 million payable in approximately equal monthly installments over the twelve-month period following closing, or earlier at the Reciprocal’s discretion. The amounts payable at closing are subject to adjustment for closing indebtedness and, in the case of the Reciprocal, Allied Trust Insurance Company’s statutory surplus, and the transaction is subject to customary closing conditions. The transaction has not closed as of the date these condensed consolidated financial statements were issued and, accordingly, no amounts related to the acquisition have been recognized in our condensed consolidated financial statements as of September 30, 2026, other than an immaterial amount of professional fees. The closing will not occur earlier than January 1, 2027, and we currently expect the acquisition to close in the first quarter of 2027.
HOA Holdco may elect to satisfy up to $20.0 million of its closing consideration in newly issued shares of our common stock, with the balance payable in cash, and the Reciprocal may elect to satisfy up to $50.0 million of its deferred installment payments with shares of our common stock from its existing holdings. The number of shares will be based on the Nasdaq closing price on the business day preceding the applicable payment date. A significant portion of the value of the shares of our common stock currently held by the Reciprocal is treated as a non-admitted asset in the Reciprocal’s statutory filings. Shares of our common stock currently held by the Reciprocal are not entitled to vote or be counted for quorum purposes under Delaware law. Upon transfer to the seller, those shares will no longer be subject to such restrictions. The number of shares deliverable is not determinable at this time and will depend on the trading price of our common stock on the applicable determination dates and on whether HOA Holdco or the Reciprocal elects to pay cash in lieu of shares.

Results of Operations
Key Factors Affecting Operating Results
The following key factors affected our operating results in the three and nine months ended September 30, 2026:
•Top-of-funnel expansion continued in our insurance business with the number of producing third-party agency branch locations increasing by 114% and quote volumes rising by 79% from the same quarter last year.
•Reciprocal Policies Written grew 42% year-over-year.
•Capacity remained strong with statutory surplus at the Reciprocal of $174.4 million as of September 30, 2026, up $22.3 million compared to September 30, 2025.

Quarter-to-Date Results

		Three Months Ended September 30,
		2026	2025	$ Change	% Change

		(dollar amounts in thousands)
Revenue		$143,860	$127,288	$16,572	13%
Cost of revenue		35,991	31,135	4,856	16%
Gross Profit		107,869	96,153	11,716	12%

Operating expenses:
Selling and marketing		43,461	39,386	4,075	10%
Product and technology		15,913	13,379	2,534	19%
General and administrative		30,405	27,053	3,352	12%
Total operating expenses		89,779	79,818	9,961	12%
Operating income		18,090	16,335	1,755	11%
Other income (expense):
Interest expense		(15,126)	(13,963)	(1,163)	8%
Change in fair value of private warrant liability		—	(5,702)	5,702	(100)%
Change in fair value of derivatives		—	1,785	(1,785)	(100)%
Gain on extinguishment of debt		—	361	(361)	(100)%
Investment income and realized gains and losses, net of investment expenses		3,687	2,989	698	23%
Other income, net		1,367	1,535	(168)	(11)%
Total other expense		(10,072)	(12,995)	2,923	(22)%
Income before income taxes		8,018	3,340	4,678	140%
Income tax benefit (expense)		995	(4,322)	5,317	(123)%
Net income (loss)		9,013	(982)	9,995	(1,018)%
Less: Net income (loss) attributable to the Reciprocal		(3,172)	9,875	(13,047)	(132)%
Net income (loss) attributable to Porch		$12,185	$(10,857)	$23,042	(212)%

Net income (loss)		$9,013	$(982)	$9,995	(1,018)%
Net loss (income) attributable to the Reciprocal		3,172	(9,875)	13,047	(132)%
Interest expense		15,120	13,953	1,167	8%
Income tax expense (benefit)		751	1,160	(409)	(35)%
Depreciation and amortization		4,336	4,910	(574)	(12)%
Gain on extinguishment of debt		—	(361)	361	(100)%
Other income, net		(79)	(118)	39	(33)%
Stock-based compensation costs		11,376	7,181	4,195	58%
Change in fair value of private warrant liability		—	5,702	(5,702)	(100)%
Change in fair value of derivatives		—	(1,785)	1,785	(100)%
Other		810	841	(31)	(4)%
Adjusted EBITDA (Excluding Reciprocal)	(1)	$44,499	$20,626	$23,873	116%
______________________________________
(1)Adjusted EBITDA (Excluding Reciprocal) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Revenue. Total consolidated revenue including the Reciprocal increased by $16.6 million, or 13%, from $127.3 million in the three months ended September 30, 2025, to $143.9 million in the three months ended September 30, 2026. The increase resulted from increased premium revenue, net of ceded premiums, and increased fee revenue. Both increased as a result of more Reciprocal Policies Written, partially offset by a slight reduction in RWP per Policy Written, as described in the following individual segment operating results sections and by our strategic shift to focus on higher profit services, resulting in less revenue as we shutter lower-profit offerings in our Software & Data and Consumer Services segments. See Key Performance Measures and Operating Metrics for definition of Reciprocal Policies Written and RWP per Policy Written metrics.
Cost of revenue. Total consolidated cost of revenue including the Reciprocal increased by $4.9 million, or 16%, from $31.1 million in the three months ended September 30, 2025, to $36.0 million in the three months ended September 30, 2026. Approximately 7% of the increase was due to a reduction in losses ceded by the Reciprocal Segment. Under the new reinsurance program effective April 1, 2026, (see Note 12, Reinsurance for the Reciprocal, in the unaudited Notes to Condensed Consolidated Financial Statements), the Reciprocal cedes a smaller share of losses to reinsurers than it did in the prior-year period. The remaining approximately 9% of the increase was driven by growth in the number of Reciprocal Policies Written, which increases the volume of exposures in force. As a percentage of revenue, cost of revenue represented 25% of revenue in the three months ended September 30, 2026, compared with 24% in the three months ended September 30, 2025.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal increased by $4.1 million, or 10%, from $39.4 million in the three months ended September 30, 2025, to $43.5 million in the three months ended September 30, 2026. The increase was driven by higher commission rates to third-party insurance agencies as well as an increase in the number of agencies. As a percentage of revenue, selling and marketing expenses represented 30% of revenue in the three months ended September 30, 2026, compared with 31% in the three months ended September 30, 2025.
Product and technology. Total consolidated product and technology expenses including the Reciprocal increased by $2.5 million, or 19%, from $13.4 million in the three months ended September 30, 2025, to $15.9 million in the three months ended September 30, 2026. The increase was driven by investments in new software for the Reciprocal and higher personnel-related costs. As a percentage of revenue, product and technology expenses represented 11% of revenue in the three months ended September 30, 2026, compared with 11% in the same period in 2025. The dollar increase is consistent with the rate of increase in revenue.
General and administrative. Total consolidated general and administrative expenses including the Reciprocal increased by $3.4 million, or 12%, from $27.1 million in three months ended September 30, 2025, to $30.4 million in the three months ended September 30, 2026. The increase was driven by higher personnel-related costs.
Interest expense. Interest expense increased by $1.2 million, or 8%, from $14.0 million in the three months ended September 30, 2025, to $15.1 million in the three months ended September 30, 2026. The increase was driven by higher non-cash amortization of debt issuance costs and discounts associated with our convertible notes. The amount of amortization increases over the life of the notes as their carrying value accretes towards the principal amount at maturity. The following table details the components of interest expense on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended September 30,
	2026	2025	$ Change
Contractual interest expense	$8,652	$8,663	$(11)
Amortization of debt issuance costs and discount	6,771	5,667	1,104
Capitalized interest and other	(297)	(367)	70
Total interest expense	$15,126	$13,963	$1,163
Change in fair value of private warrant liability. We recognized a loss on change in fair value of the private warrant liability of $5.7 million in the three months ended September 30, 2025. The private warrants expired in December 2025; therefore, there was no corresponding gain or loss in the current year.
Change in fair value of derivatives. The fair value of derivatives did not change in the three months ended September 30, 2026, compared to a decrease in the derivative liability balance resulting in a gain during the three months ended September 30, 2025. The fair value of derivatives is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements.

Income tax benefit (expense). Income tax benefit of $1.0 million and income tax provision of $4.3 million were recognized for the three months ended September 30, 2026 and 2025, respectively, and the effective tax rates for these periods were (12.4)% and 129.4%, respectively. The difference between our effective tax rates for the three months ended September 30, 2026 and 2025, and the U.S. statutory rate of 21% was attributable to the impact of a full valuation allowance on our net deferred tax assets. Our consolidated effective tax rate decreased for the three months ended September 30, 2026, compared to the same period in the prior year due to a change in the mix of income between the Reciprocal and Porch, which are treated as separate reporting entities for income tax accounting purposes.
Net income (loss) attributable to Porch. Net income attributable to Porch for the three months ended September 30, 2026, was $12.2 million, a $23.0 million increase from Net loss attributable to Porch of $(10.9) million for the three months ended September 30, 2025. The increase was driven by growth in fee revenue associated with an increase in RWP and Reciprocal Policies Written and lower losses on revaluation of warrants, partially offset by higher operating expenses, higher interest expense, and lower derivative gains. See Key Performance Measures and Operating Metrics for definition of Reciprocal Policies Written and RWP per Policy Written metrics.
Adjusted EBITDA (Excluding Reciprocal). Adjusted EBITDA (Excluding Reciprocal), for the three months ended September 30, 2026, was $44.5 million, a $23.9 million improvement from $20.6 million for the same period in 2025. The year-over year improvement was due to an increase in fee revenue associated with increases in RWP and Reciprocal Policies Written. This improvement was partially offset by an increase in operating expenses resulting from higher ceded commissions at our captive reinsurer, increased investment in software, and higher personnel-related compensation costs. Adjusted EBITDA (Excluding Reciprocal), is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Three Months Ended September 30,
		2026	2025	Change	% Change
Revenue		$102,815	$73,845	$28,970	39%
Revenue from external customers		11,729	7,632	4,097	54%
Intersegment revenue		91,086	66,213	24,873	38%

Gross Profit		$91,180	$62,250	$28,930	46%
Gross Margin		89%	84%
Adjusted EBITDA	(1)	$50,126	$25,300	$24,826	98%
Adjusted EBITDA Margin	(1)	49%	34%
RWP (in millions)	(2)	$161.0	$137.5	$23.5	17%
Reciprocal Policies Written (in thousands)	(2)	67.5	47.7	19.9	42%
RWP per Policy Written (unrounded)	(2)	$2,384	$2,884	$(500)	(17)%
Insurance Services Gross Profit as % of RWP		57%	45%
Insurance Services Adjusted EBITDA % of RWP	(1)	31%	18%
______________________________________
(1)Insurance Services Adjusted EBITDA, Insurance Services Adjusted EBITDA Margin, and Insurance Services Adjusted EBITDA % of RWP are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the three months ended September 30, 2026, Insurance Services segment revenue increased by $29.0 million, or 39%, to $102.8 million compared to $73.8 million for the three months ended September 30, 2025. Our Insurance Services segment generates revenue in several ways: management fees from the Reciprocal based on a percentage of RWP, policy fees from policyholders based on the number of Reciprocal Policies Written, captive reinsurance premiums from the Reciprocal, and lead fees from third-party insurance agencies. Fee revenue represented approximately 21% of the increase which resulted from the 17% increase in RWP and 42% increase in Reciprocal Policies Written as discussed in the following Reciprocal Segment section. Reinsurance premiums from the Reciprocal represented 15% of the increase which resulted from an increase in ceding from the Reciprocal Segment.
For the three months ended September 30, 2026, Insurance Services segment gross profit increased by 46% compared to the three months ended September 30, 2025, which is consistent with the 39% increase in revenue for the same period. The $28.9 million increase in Insurance Services segment gross profit resulted from the $29.0 million increase in revenue as described above with only a slight increase in cost of revenue due to an increase in ceding activity from the Reciprocal Segment.
Insurance Services segment gross margin improved to 89% for the three months ended September 30, 2026, compared to 84% for the three months ended September 30, 2025, as gross profit increased at a higher rate than revenue as described above.
Insurance Services Adjusted EBITDA was $50.1 million for the three months ended September 30, 2026, which increased by $24.8 million compared to prior year due to the $28.9 million increase in gross profit described above.
Insurance Services Adjusted EBITDA Margin increased to 49% for the three months ended September 30, 2026, compared to 34% for the three months ended September 30, 2025. This increase was driven by higher fee-based revenue associated with growth in RWP and Reciprocal Policies Written while fixed operating costs remained relatively stable.

RECIPROCAL SEGMENT

		Three Months Ended September 30,
		2026	2025	Change	% Change
Revenue		$58,141	$51,941	$6,200	12%
Gross Profit		$37,209	$40,432	$(3,223)	(8)%
Gross Margin		64%	78%
Net Income (Loss)		$(3,170)	$9,875	$(13,045)	(132)%
RWP (in millions)	(1)	$161.0	$137.5	$23.5	17%
Reciprocal Policies Written (in thousands)	(1)	67.5	47.7	19.9	42%
RWP per Policy Written (unrounded)	(1)	$2,384	$2,884	$(500)	(17)%
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
For the three months ended September 30, 2026, Reciprocal Segment revenue increased by $6.2 million, or 12%, to $58.1 million compared to $51.9 million for the three months ended September 30, 2025. The 12% increase in revenue resulted from increased RWP and the associated earned premium, net of ceded premium. RWP rose because of the 42% increase in the number of Reciprocal Policies Written, which was driven by an increase in the number of agencies and quotes, coupled with improved conversion rates from quotes to written policies for new policyholders. Premiums paid by new policyholders are typically lower than premiums on renewing policies; thus, the large increase in new policies is a significant driver of the 17% decrease in RWP per Policy Written.
For the three months ended September 30, 2026, Reciprocal Segment gross profit decreased by 8% to $37.2 million. The slight decrease in gross profit resulted from increased net losses compared to the same period in the prior year as the Reciprocal cedes less to reinsurers under the updated reinsurance program effective April 1, 2026. These higher losses offset the growth in revenue.
Gross margin for the Reciprocal Segment decreased from 78% for the three months ended September 30, 2025, to 64% for the three months ended September 30, 2026, because the Reciprocal retains more loss under the updated reinsurance program effective April 1, 2026.
Reciprocal Segment Net Income (Loss) was $(3.2) million for the three months ended September 30, 2026, compared to $9.9 million in the three months ended September 30, 2025. The change reflects the $3.2 million decrease in gross profit described above as well as higher management fees and reinsurance premiums paid to Insurance Services as discussed in the Insurance Services section above.

SOFTWARE & DATA

		Three Months Ended September 30,
		2026	2025	Change	% Change
Revenue		$22,329	$24,635	$(2,306)	(9)%
Gross Profit		$16,781	$18,155	$(1,374)	(8)%
Gross Margin		75%	74%
Adjusted EBITDA	(1)	$4,216	$5,128	$(912)	(18)%
Adjusted EBITDA Margin	(1)	19%	21%
Average Number of Companies (in thousands)	(2)	18.5	23.8	(5.3)	(22)%
Annualized Average Revenue per Company (unrounded)	(2)	$4,840	$4,140	$700	17%
______________________________________
(1)Software & Data Adjusted EBITDA and Software & Data Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.
For the three months ended September 30, 2026, Software & Data segment revenue decreased by $2.3 million, or 9%, to $22.3 million compared to $24.6 million for the three months ended September 30, 2025, gross profit decreased by $1.4 million, or 8%, and Software & Data Adjusted EBITDA decreased by $0.9 million, or 18%. The decrease in revenue reflects the change in Average Number of Companies which decreased by 22% compared to the same period last year as we sunset certain legacy software products that serve very small home service contractor businesses to better support our strategy to focus on larger, more profitable, customers. Annualized Average Revenue per Company increased due to this shift toward larger customers as well as price increases on some of our software products.

CONSUMER SERVICES

		Three Months Ended September 30,
		2026	2025	Change	% Change
Revenue		$18,309	$19,367	$(1,058)	(5)%
Gross Profit		$15,499	$16,609	$(1,110)	(7)%
Gross Margin		85%	86%
Adjusted EBITDA	(1)	$3,216	$2,493	$723	29%
Adjusted EBITDA Margin	(1)	18%	13%
Monetized Services (in thousands)	(2)	83.7	93.9	(10.1)	(11)%
Average Revenue per Monetized Service (unrounded)	(2)	$219	$206	$13	6%
______________________________________
(1)Consumer Services Adjusted EBITDA and Consumer Services Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.
For the three months ended September 30, 2026, Consumer Services segment revenue decreased by $1.1 million, or 5%, to $18.3 million compared to $19.4 million for the three months ended September 30, 2025, and gross profit decreased by $1.1 million, or 7%, to $15.5 million. The decrease in revenue reflects fewer customers in our warranty business, which is consistent with the decrease in the number of Monetized Services that was expected as we focus our strategy on more profitable services. This decrease was partially offset by an increase in Average Revenue per Monetized Service, particularly in our warranty business. Gross profit decreased as a result of the lower revenue, but gross margin held steady at 85%.
Consumer Services Adjusted EBITDA improved by $0.7 million for the three months ended September 30, 2026, when compared to the three months ended September 30, 2025, due to lower selling and marketing expense resulting from consumer marketing mailing cost efficiencies and lower personnel-related costs, including increased capitalization of software development labor costs associated with internally developed software.

Consumer Services Adjusted EBITDA Margin improved to 18% from 13% for the three months ended September 30, 2026, as Consumer Services Adjusted EBITDA increased while revenue decreased.

UNALLOCATED CORPORATE EXPENSES

	Three Months Ended September 30,
	2026	2025	Change	% Change
Selling and marketing	$416	$483	$(67)	(14)%
Product and technology	4,704	4,121	583	14%
General and administrative	17,599	14,237	3,362	24%

Corporate selling and marketing expense and product and technology expense for the three months ended September 30, 2026, were materially consistent with the same period for 2025.
Corporate general and administrative expense increased by $3.4 million for the three months ended September 30, 2026, compared to the same period for 2025. The increase was driven by higher personnel-related costs.

Year-to-Date Results

		Nine Months Ended September 30,
		2026	2025	$ Change	% Change

		(dollar amounts in thousands)
Revenue		$405,865	$358,110	$47,755	13%
Cost of revenue		119,568	113,854	5,714	5%
Gross profit		286,297	244,256	42,041	17%

Operating expenses:
Selling and marketing		124,857	102,542	22,315	22%
Product and technology		43,620	39,656	3,964	10%
General and administrative		92,028	81,940	10,088	12%
Total operating expenses		260,505	224,138	36,367	16%
Operating income		25,792	20,118	5,674	28%
Other income (expense):
Interest expense		(44,507)	(37,265)	(7,242)	19%
Change in fair value of private warrant liability		—	(9,312)	9,312	(100)%
Change in fair value of derivatives		2,627	21,311	(18,684)	(88)%
Gain on extinguishment of debt		—	395	(395)	(100)%
Investment income and realized gains and losses, net of investment expenses		10,236	8,464	1,772	21%
Other income, net		4,046	11,428	(7,382)	(65)%
Total other expense		(27,598)	(4,979)	(22,619)	454%
Income (loss) before income taxes		(1,806)	15,139	(16,945)	(112)%
Income tax expense		(1,395)	(4,138)	2,743	(66)%
Net income (loss)		$(3,201)	$11,001	$(14,202)	(129)%
Less: Net income (loss) attributable to the Reciprocal		(16,276)	10,884	(27,160)	(250)%
Net income attributable to Porch		$13,075	$117	$12,958	11,075%

Net income (loss)		$(3,201)	$11,001	$(14,202)	(129)%
Net loss (income) attributable to the Reciprocal		16,276	(10,884)	27,160	(250)%
Interest expense		44,303	37,174	7,129	19%
Income tax expense (benefit)		92	(12)	104	(867)%
Depreciation and amortization		17,955	14,395	3,560	25%
Gain on extinguishment of debt		—	(395)	395	(100)%
Other income, net		(175)	(7,375)	7,200	(98)%
Stock-based compensation costs		29,392	20,091	9,301	46%
Change in fair value of private warrant liability		—	9,312	(9,312)	(100)%
Change in fair value of derivatives		(2,627)	(21,311)	18,684	(88)%
Other		1,270	1,121	149	13%
Adjusted EBITDA (Excluding Reciprocal)	(1)	$103,285	$53,117	$50,168	94%
______________________________________
(1)Adjusted EBITDA (Excluding Reciprocal) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

Revenue. Total consolidated revenue including the Reciprocal increased by $47.8 million, or 13%, from $358.1 million in the nine months ended September 30, 2025, to $405.9 million in the nine months ended September 30, 2026. Approximately 13% of the increase in revenue resulted from increased premium revenue, net of ceded premiums, and the remaining increase resulted from increased policy fees, both as a result of more Reciprocal Policies Written. These increases were slightly offset by our strategic shift to higher profit services, resulting in less revenue as we shutter lower-profit offerings in our Software & Data and Consumer Services Segments. See Key Performance Measures and Operating Metrics for definition of Reciprocal Policies Written and RWP per Policy Written metrics.
Cost of revenue. Total consolidated cost of revenue, including the Reciprocal, increased $5.7 million, or 5%, to $119.6 million for the nine months ended September 30, 2026, from $113.9 million for the nine months ended September 30, 2025. This increase reflects offsetting factors. A reduction in ceded losses at the Reciprocal drove the increase in cost of revenue as the Reciprocal retains a larger share of losses under the new reinsurance program effective April 1, 2026 (see Note 12, Reinsurance for the Reciprocal). This increase was partially offset by lower direct losses at the Reciprocal Segment due to improved prior period development and overall loss performance. As a percentage of revenue, cost of revenue represented 29% of revenue in the nine months ended September 30, 2026, compared with 32% in the nine months ended September 30, 2025.
Selling and marketing. Total consolidated selling and marketing expenses including the Reciprocal increased by $22.3 million, or 22%, from $102.5 million in the nine months ended September 30, 2025, to $124.9 million in the nine months ended September 30, 2026. The increase was driven by higher commission rates from the Reciprocal to third-party insurance agencies as well as an increase in the number of agencies earning commissions. This increase was partially offset by lower lead and consumer marketing costs in our Software & Data and Consumer Services segments, respectively. As a percentage of revenue, selling and marketing expenses represented 31% of revenue in the nine months ended September 30, 2026, compared with 29% in the nine months ended September 30, 2025.
Product and technology. Total consolidated product and technology expenses including the Reciprocal increased by $4.0 million, or 10%, from $39.7 million in the nine months ended September 30, 2025, to $43.6 million in the nine months ended September 30, 2026. The increase was driven by investments in new software for the Reciprocal and higher personnel-related costs. As a percentage of revenue, product and technology expenses represented 11% of revenue in the nine months ended September 30, 2026, compared with 11% in the same period in 2025, exhibiting change that is consistent with the change in revenue.
General and administrative. Total consolidated general and administrative expenses including the Reciprocal increased by $10.1 million, or 12%, from $81.9 million in the nine months ended September 30, 2025, to $92.0 million in the nine months ended September 30, 2026. Approximately $5.5 million of the increase relates to amortization of an intangible asset upon reassessment of its useful life (see Note 8, Intangible Assets and Goodwill, in the unaudited Notes to Condensed Consolidated Financial Statements). The remaining increase was driven by higher personnel-related costs.
Interest expense. Interest expense increased by $7.2 million, or 19%, from $37.3 million in the nine months ended September 30, 2025, to $44.5 million in the nine months ended September 30, 2026. The increase was driven by higher non-cash amortization of debt issuance costs and discounts associated with our convertible notes. The amount of amortization increases over the life of the notes as their carrying value accretes towards the principal amount at maturity. The following table details the components of interest expense, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Nine Months Ended September 30,
	2026	2025	$ Change
Contractual interest expense	$25,961	$21,474	$4,487
Amortization of debt issuance costs and discount	19,222	16,357	2,865
Capitalized interest and other	(676)	(566)	(110)
Total interest expense	$44,507	$37,265	$7,242
Change in fair value of private warrant liability. We recognized a loss on change in fair value of the private warrant liability of $9.3 million in the nine months ended September 30, 2025. The private warrants expired in December 2025; therefore, there was no corresponding gain or loss in the current year.
Change in fair value of derivatives. The gain recognized for the change in fair value of the derivatives decreased in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The fair value of derivatives is driven by various factors, including the fair value of the underlying debt, stock price, and assumptions regarding timing of possible repurchase events. See Note 6 in the unaudited Notes to Condensed Consolidated Financial Statements.
Investment income and realized gains and losses, net of investment expenses. Total investment income and realized gains and losses, net of investment expenses, including the Reciprocal, were $10.2 million and $8.5 million in the nine months ended September 30, 2026 and 2025, respectively. The $1.8 million increase was attributable to a larger average investment portfolio and favorable market conditions, which resulted in higher investment returns during the nine months ended September 30, 2026.
Other income, net. Total consolidated other income, net, including the Reciprocal decreased by $7.4 million from $11.4 million in the nine months ended September 30, 2025, to $4.0 million in the nine months ended September 30, 2026. The decrease was driven by a non-recurring recovery on reinsurance contracts that occurred in the nine months ended September 30, 2025. See Note 14 in the unaudited Notes to Condensed Consolidated Financial Statements for detail of other income, net, for each period presented.
Income tax expense. Income tax provision of $1.4 million and income tax provision of $4.1 million were recognized for the nine months ended September 30, 2026 and 2025, respectively, and the effective tax rates for these periods were (77.2)% and 27.3%, respectively. The difference between the effective tax rate and the U.S. statutory rate of 21% was attributable to the impact of a full valuation allowance on our net deferred tax assets. Our consolidated effective tax rate decreased for the nine months ended September 30, 2026, compared to the same period in the prior year due to a change in the mix of income between the Reciprocal and Porch, which are treated as separate reporting entities for income tax accounting purposes, and a sale of Porch common shares by the Reciprocal.
Net income attributable to Porch. Net income attributable to Porch increased by $13.0 million from $0.1 million in the nine months ended September 30, 2025, to $13.1 million in the nine months ended September 30, 2026. The increase was driven by growth in fee revenue associated with an increase in RWP and Reciprocal Policies Written. These increases were offset by higher ceded commissions at our captive reinsurer, higher interest expense, investments in new software for the Reciprocal, higher personnel-related compensation costs, a lower gain on the valuation of derivatives, and the absence of a $7.1 million recovery on reinsurance contracts that occurred in 2025. See the Key Performance Measures and Operating Metrics section for definitions of Reciprocal Policies Written and RWP per Policy Written metrics.
Adjusted EBITDA (Excluding Reciprocal). Adjusted EBITDA (Excluding Reciprocal), for the nine months ended September 30, 2026, was $103.3 million, a $50.2 million improvement from Adjusted EBITDA (Excluding Reciprocal) of $53.1 million for the same period in 2025. The year-over-year improvement was due to an increase in fee revenue associated with an increase in RWP and Reciprocal Policies Written, partially offset by an increase in operating expenses as described above. Adjusted EBITDA (Excluding Reciprocal) is a non-GAAP measure. See Non-GAAP Financial Measures section for definition.

INSURANCE SERVICES

		Nine Months Ended September 30,
		2026	2025	Change	% Change
Revenue		$270,411	$191,041	$79,370	42%
Revenue from external customers		30,064	18,834	11,230	60%
Intersegment revenue		240,347	172,207	68,140	40%

Gross Profit		$236,153	$162,439	$73,714	45%
Gross Margin		87%	85%
Adjusted EBITDA	(1)	$122,016	$70,766	$51,250	72%
Adjusted EBITDA Margin	(1)	45%	37%
RWP (in millions)	(2)	$415.3	$355.1	$60.2	17%
Reciprocal Policies Written (in thousands)	(2)	174.2	126.2	47.9	38%
RWP per Policy Written (unrounded)	(2)	$2,384	$2,813	$(429)	(15)%
Gross Profit as % of RWP		57%	46%
Insurance Services Adjusted EBITDA % of RWP	(1)	29%	20%
______________________________________
(1)Insurance Services Adjusted EBITDA, Insurance Services Adjusted EBITDA Margin, and Insurance Services Adjusted EBITDA % of RWP are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.

For the nine months ended September 30, 2026, Insurance Services segment revenue increased by $79.4 million, or 42%, to $270.4 million compared to $191.0 million for the nine months ended September 30, 2025. Our Insurance Services segment generates revenue in several ways: management fees from the Reciprocal based on a percentage of RWP, policy fees from policyholders based on the number of Reciprocal Policies Written, captive reinsurance premiums from the Reciprocal, and lead fees from third-party insurance agencies. Fee revenue represented 26% of the increase which resulted from the 17% increase in RWP and 38% increase in Reciprocal Policies Written as discussed in the following Reciprocal Segment section. Reinsurance premiums from the Reciprocal represented 12% of the increase which resulted from an increase in ceding from the Reciprocal Segment.
For the nine months ended September 30, 2026, Insurance Services segment gross profit increased by 45% compared to the nine months ended September 30, 2025, which is consistent with the 42% increase in revenue for the same period. The $73.7 million increase in Insurance Services segment gross profit resulted from the $79.4 million increase in revenue as described above with only a slight increase in cost of revenue.
Insurance Services segment gross margin slightly increased to 87% for the nine months ended September 30, 2026, compared to 85% for the nine months ended September 30, 2025, as gross profit increased at approximately the same rate as revenue as described above.
Insurance Services Adjusted EBITDA was $122.0 million for the nine months ended September 30, 2026, which increased by $51.3 million compared to prior year due to the $73.7 million increase in gross profit. The increase in gross profit was partially offset by a $26.6 million increase in selling and marketing expense resulting from higher ceding commission and increased ceding from the Reciprocal Segment following updates to its reinsurance program on April 1, 2026.
Insurance Services Adjusted EBITDA Margin increased to 45% for the nine months ended September 30, 2026, compared to 37% for the nine months ended September 30, 2025. This increase was driven by the increase in gross margin discussed above while fixed operating costs remained relatively stable.

RECIPROCAL SEGMENT

		Nine Months Ended September 30,
		2026	2025	Change	% Change
Revenue		$169,048	$147,288	$21,760	15%
Gross Profit		$96,204	$85,634	$10,570	12%
Gross Margin		57%	58%
Net Income (Loss)		$(5,350)	$10,884	$(16,234)	(149)%
RWP (in millions)	(1)	$415.3	$355.1	$60.2	17%
Reciprocal Policies Written (in thousands)	(1)	174.2	126.2	47.9	38%
RWP per Policy Written (unrounded)	(1)	$2,384	$2,813	$(429)	(15)%
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
For the nine months ended September 30, 2026, Reciprocal Segment revenue increased by $21.8 million, or 15%, to $169.0 million compared to $147.3 million for the nine months ended September 30, 2025. The 15% increase in revenue resulted from the 17% increase in RWP which rose because of the 38% increase in the number of Reciprocal Policies Written. This increase was driven by an increase in the number of agencies and improved conversion rates from quotes to written policies for new policyholders. Premiums paid by new policyholders are typically a bit lower than premiums on renewing policies; thus, the 15% decrease in RWP per Policy Written.
For the nine months ended September 30, 2026, Reciprocal Segment gross profit increased by 12% to $96.2 million. The increase in gross profit resulted from the increase in revenue.
Reciprocal Segment Net Income (Loss) was $(5.4) million for the nine months ended September 30, 2026, compared to $10.9 million for the nine months ended September 30, 2025. A $10.6 million increase in gross profit was offset by increased management fees to the Insurance Segment as a result of increased RWP. A $10.9 million gain on the sale of shares of Porch common stock (see Note 10, Stockholders' Equity, in the unaudited Notes to Condensed Consolidated Financial Statements) is also included in Reciprocal Segment Net Income (Loss) and is eliminated in consolidation.

SOFTWARE & DATA

		Nine Months Ended September 30,
		2026	2025	Change	% Change
Revenue		$67,348	$70,647	$(3,299)	(5)%
Gross Profit		$50,733	$52,815	$(2,082)	(4)%
Gross Margin		75%	75%
Adjusted EBITDA	(1)	$13,994	$15,241	$(1,247)	(8)%
Adjusted EBITDA Margin	(1)	21%	22%
Average Number of Companies (in thousands)	(2)	19.9	24.0	(4.2)	(17)%
Annualized Average Revenue per Company (unrounded)	(2)	$4,521	$3,918	$603	15%
______________________________________
(1)Software & Data Adjusted EBITDA and Software & Data Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.
For the nine months ended September 30, 2026, Software & Data segment revenue decreased by $3.3 million, or 5%, to $67.3 million compared to $70.6 million for the nine months ended September 30, 2025, gross profit decreased by $2.1 million, or 4%, and Software & Data Adjusted EBITDA decreased by $1.2 million, or 8%. The decrease in revenue reflects the change in Average Number of Companies which decreased by 17% compared to the same period last year as we sunset certain legacy software products that serve very small home service contractor businesses to better support our strategy to focus on larger, more profitable, customers. Annualized Average Revenue per Company increased due to this shift toward larger customers as well as price increases on some of our software products.

CONSUMER SERVICES

		Nine Months Ended September 30,
		2026	2025	Change	% Change
Revenue		$51,580	$51,738	$(158)	—%
Gross Profit		$43,949	$44,076	$(127)	—%
Gross Margin		85%	85%
Adjusted EBITDA	(1)	$6,457	$3,780	$2,677	71%
Adjusted EBITDA Margin	(1)	13%	7%
Monetized Services (in thousands)	(2)	236.4	252.1	(15.8)	(6)%
Average Revenue per Monetized Service (unrounded)	(2)	$218	$205	$13	6%
______________________________________
(1)Consumer Services Adjusted EBITDA and Consumer Services Adjusted EBITDA Margin are non-GAAP measures. See Non-GAAP Financial Measures section.
(2)See Key Performance Measures and Operating Metrics for definitions of metrics.
For the nine months ended September 30, 2026, Consumer Services segment revenue and gross profit remained relatively stable when compared to the nine months ended September 30, 2025.
Consumer Services Adjusted EBITDA improved by $2.7 million for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, due to a decrease in warranty claims expense, consumer marketing costs in our warranty businesses, and lower personnel-related costs, including increased capitalization of software development labor costs associated with internally developed software.
Consumer Services Adjusted EBITDA Margin increased to 13% for the nine months ended September 30, 2026, driven by decreases in warranty claims expense and personnel-related costs as described above. This decrease in cost led to an increase in Consumer Services Adjusted EBITDA that exceeded the decrease in revenue, leading to higher Consumer Services Adjusted EBITDA Margin.

UNALLOCATED CORPORATE EXPENSES

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Selling and marketing	$1,295	$1,289	$6	—%
Product and technology	13,252	12,604	648	5%
General and administrative	49,472	39,966	9,506	24%
Corporate selling and marketing expense and product and technology expense for the nine months ended September 30, 2026, were consistent with the same period for 2025.
Corporate general and administrative expenses increased by $9.5 million for the nine months ended September 30, 2026, compared to the same period for 2025. The increase was due to increased payroll costs resulting from organizational realignment and consolidation of headcount from operating segments into Corporate and higher personnel-related compensation costs. These increases were partially offset by strong cost control across the business including lower legal and accounting professional fees.

Key Performance Measures and Operating Metrics
In the management of these businesses, we identify, measure and evaluate various operating metrics. The key performance measures and operating metrics used in managing the businesses are discussed below. These key performance measures and operating metrics are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and may not be comparable to or calculated in the same way as other similarly titled measures and metrics used by other companies.
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

Liquidity and Capital Resources
As a publicly traded company, we have relied on convertible debt as our primary source of capital. As of September 30, 2026, we had $467.3 million of aggregate principal amount outstanding in convertible notes.
Based on our current operating and growth plan, management believes cash and cash equivalents and liquid investments at September 30, 2026, are sufficient to finance our operations, planned capital expenditures, working capital requirements, and debt service obligations for at least the next 12 months. As our operations evolve and we continue our growth strategy, including through acquisitions, we may elect or need to obtain alternative sources of capital, and we may finance additional liquidity needs in the future through one or more equity or debt financings. We may not be able to obtain equity or additional debt financing in the future when needed or, if available, the terms may not be satisfactory to us or could be dilutive to our stockholders.
On October 13, 2026, we entered into a Stock and Membership Interest Purchase Agreement pursuant to which our wholly owned subsidiary, Homeowners of America Holding Corporation (“HOA Holdco”), will acquire Allied Underwriters, LLC, and Lonestar Lagniappe Reinsurance Holdings, LLC, for approximately $95.0 million payable at closing, and the Reciprocal will acquire Allied Trust Insurance Company for approximately $105.0 million, consisting of $55.0 million in cash payable at closing and $50.0 million payable in approximately equal monthly installments over the twelve-month period following closing, or earlier at the Reciprocal’s discretion. The amounts payable at closing are subject to adjustment for closing indebtedness and, in the case of the Reciprocal, Allied Trust Insurance Company’s statutory surplus, and the transaction is subject to customary closing conditions. The transaction has not closed as of the date these condensed consolidated financial statements were issued and, accordingly, no amounts related to the acquisition have been recognized in our condensed consolidated financial statements as of September 30, 2026, other than an immaterial amount of professional fees. The closing will not occur earlier than January 1, 2027, and we currently expect the acquisition to close in the first quarter of 2027.
HOA Holdco may elect to satisfy up to $20.0 million of its closing consideration in newly issued shares of our common stock, with the balance payable in cash, and the Reciprocal may elect to satisfy up to $50.0 million of its deferred installment payments with shares of our common stock from its existing holdings. The number of shares will be based on the Nasdaq closing price on the business day preceding the applicable payment date. A significant portion of the value of the shares of our common stock currently held by the Reciprocal is treated as a non-admitted asset in the Reciprocal’s statutory filings. Shares of our common stock currently held by the Reciprocal are not entitled to vote or be counted for quorum purposes under Delaware law. Upon transfer to the seller, those shares will no longer be subject to such restrictions. The number of shares deliverable is not determinable at this time and will depend on the trading price of our common stock on the applicable determination dates and on whether HOA Holdco or the Reciprocal elects to pay cash in lieu of shares.
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
We incurred net losses historically, resulting in an accumulated deficit of $637.7 million at September 30, 2026, and $648.3 million at December 31, 2025.
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
Cash and Investments
The following table provides the components of cash and cash equivalents, restricted cash and cash equivalents, and investments.

		September 30, 2026	December 31, 2025
Cash and cash equivalents (excluding Reciprocal)		$80,063	$44,676
Short-term investments (excluding Reciprocal)		5,212	12,616
Long-term investments (excluding Reciprocal)	(1)	72,300	55,412
Unrestricted cash, cash equivalents, and investments (excluding Reciprocal)		157,575	112,704
Restricted cash and cash equivalents (excluding Reciprocal)		7,092	8,503
All cash, cash equivalents, investments, and restricted cash and cash equivalents (excluding Reciprocal)		$164,667	$121,207

Cash and cash equivalents of the Reciprocal		$142,795	$115,373
Short-term investments of the Reciprocal		20,109	7,664
Long-term investments of the Reciprocal	(2)	169,841	172,978
Unrestricted cash, cash equivalents, and investments of the Reciprocal		332,745	296,015
Restricted cash and cash equivalents of the Reciprocal	(3)	592	559
All cash, cash equivalents, investments, and restricted cash and cash equivalents of the Reciprocal		$333,337	$296,574
______________________________________
(1)Excludes 2.1 million shares of common stock held by our wholly owned captive reinsurance business.
(2)Excludes 16.2 million shares of common stock held by the Reciprocal.
(3)See Note 1 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of the nature of restrictions.
Financing
2026 Convertible Senior Unsecured Notes
During the third quarter of 2026, we used approximately $7.8 million of cash to repay the entire outstanding principal amount, and accrued interest, of our 2026 Notes. The 2026 Notes matured on September 15, 2026, and were settled entirely in cash, with no shares of common stock issued. Following the repayment, no 2026 Notes remained outstanding as of September 30, 2026.
2028 Convertible Senior Secured Notes
As of September 30, 2026, the outstanding principal was $333.3 million on our 6.75% Convertible Senior Secured Notes due in 2028 (the “2028 Notes”). The 2028 Notes are convertible into cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 39.9956 shares of common stock per one thousand dollars principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $25.00 per share. The 2028 Notes will mature on October 1, 2028, unless earlier repurchased, redeemed or converted. Prior to the close of business on the business day immediately preceding July 1, 2028, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods. Thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Notes will be convertible at the option of the holders at any time regardless of these conditions.
2030 Convertible Senior Unsecured Notes
As of September 30, 2026, the outstanding principal was $134.0 million on our 9.00% Convertible Senior Unsecured Notes due in 2030 (“2030 Notes”). The 2030 Notes are convertible in cash, shares of common stock, or a combination of cash and shares of common stock at our election at an initial conversion rate of 63.6333 shares of common stock per one thousand dollars principal amount of the 2030 Notes, which is equivalent to an initial conversion price of $15.72 per share (the “2030 Note Conversion Rate”). The 2030 Note Conversion Rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes.
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

Statutory Surplus
As of September 30, 2026, the Reciprocal had $174.4 million in total statutory surplus. Insurance companies in the United States are required by state law to maintain a minimum level of policyholder’s surplus. Insurance regulators in the states in which the Reciprocal operates have a risk-based capital standard designed to identify property and casualty insurers, or reinsurers, that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. See Note 12 in the unaudited Notes to Condensed Consolidated Financial Statements for a description of our reinsurance programs.
Cash Flow Information
The following table provides a summary of consolidated cash flow information for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$113,810	$65,218	$48,592	75%
Net cash used in investing activities	(42,879)	(49,411)	6,532	(13)%
Net cash used in financing activities	(9,500)	(19,793)	10,293	(52)%
Change in cash, cash equivalents and restricted cash and cash equivalents	$61,431	$(3,986)	$65,417	(1,641)%

Operating Cash Flows
Net cash provided by operating activities including the Reciprocal was $113.8 million for the nine months ended September 30, 2026, an increase of $48.6 million from $65.2 million for the nine months ended September 30, 2025. The increase was driven by higher operating results, including growth in fee revenue associated with an increase in RWP and Reciprocal Policies Written. Net cash provided by operating activities in the nine months ended September 30, 2026, also reflected cash received from reinsurers on losses incurred prior to the period and cash received related to deferred revenue to be recognized in future periods, partially offset by cash paid for interest and taxes and a decrease in accrued expenses.
Investing Cash Flows
Net cash used in investing activities was $42.9 million for the nine months ended September 30, 2026. Net cash used in investing activities is related to purchases of investments of $94.9 million and investments in developing internal-use software of $12.0 million, partially offset by proceeds from maturities and sales of investments of $64.9 million. The $6.5 million decrease in net cash used in investing activities compared to the prior-year period reflected lower purchases of investments, partially offset by higher investments in internal-use software and purchases of property and equipment.
Financing Cash Flows
Net cash used in financing activities was $9.5 million for the nine months ended September 30, 2026. Net cash used in financing activities relates to $7.8 million used to repay the 2026 Notes at maturity and $2.5 million of common share repurchases. The $10.3 million decrease in net cash used in financing activities compared to the prior-year period reflected the absence of the prior year repurchases of debt and prior year refinancing transaction.
Net cash used in financing activities was $19.8 million for the nine months ended September 30, 2025. Net cash used in financing activities relates to $68.2 million of repurchases of 2026 Notes. We also incurred $2.2 million in debt issuance costs associated with the issuance of the 2030 Notes. These outflows were partially offset by $51.0 million in proceeds from the issuance of the 2030 Notes.
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

	Three Months Ended September 30,
	2026			2025
INSURANCE SERVICES	Amount	Margin	As a % of RWP	Amount	Margin	As a % of RWP
Gross Profit	$91,180	89%	57%	$62,250	84%	45%
Selling and marketing	(41,705)	(41)%	(26)%	(35,719)	(48)%	(26)%
Product and technology	(2,502)	(2)%	(2)%	(2,583)	(3)%	(2)%
General and administrative	(4,753)	(5)%	(3)%	(5,147)	(7)%	(4)%
Other income (expense)	5,330	5%	3%	5,240	7%	4%
Add: Reconciling items:
Depreciation and amortization	137	—%	—%	84	—%	—%
Stock-based compensation costs	1,757	2%	1%	1,183	1%	1%
Other gains and losses	682	1%	1%	(8)	—%	—%
Adjusted EBITDA	$50,126	49%	31%	$25,300	34%	18%

Revenue	$102,815	100%		$73,845	100%
Reciprocal Written Premium	$161,003		100%	$137,500		100%

	Nine Months Ended September 30,
	2026			2025
INSURANCE SERVICES	Amount	Margin	As a % of RWP	Amount	Margin	As a % of RWP
Gross Profit	$236,153	87%	57%	$162,439	85%	46%
Selling and marketing	(114,850)	(42)%	(28)%	(88,271)	(46)%	(25)%
Product and technology	(6,620)	(2)%	(2)%	(7,573)	(4)%	(2)%
General and administrative	(13,456)	(5)%	(3)%	(14,837)	(8)%	(4)%
Other income (expense)	15,822	6%	4%	15,687	8%	4%
Add: Reconciling items:
Depreciation and amortization	347	—%	—%	260	—%	—%
Stock-based compensation costs	3,875	1%	1%	2,901	2%	1%
Other gains and losses	745	—%	—%	160	—%	—%
Adjusted EBITDA	$122,016	45%	29%	$70,766	37%	20%

Revenue	$270,411	100%		$191,041	100%
Reciprocal Written Premium	$415,280		100%	$355,130		100%

The following tables reconcile Software & Data Gross Profit to Software & Data Adjusted EBITDA and Software & Data Gross Margin to Software & Data Adjusted EBITDA Margin.

	Three Months Ended September 30,
	2026		2025
SOFTWARE & DATA	Amount	Margin	Amount	Margin
Gross Profit	$16,781	75%	$18,155	74%
Selling and marketing	(8,656)	(39)%	(9,832)	(40)%
Product and technology	(5,533)	(25)%	(4,864)	(20)%
General and administrative	(2,034)	(9)%	(2,564)	(10)%
Other income (expense)	1	—%	11	—%
Add: Reconciling items:
Depreciation and amortization	2,657	12%	3,409	14%
Stock-based compensation costs	847	4%	593	2%
Interest expense	—	—%	—	—%
Other gains and losses	153	1%	220	1%
Adjusted EBITDA	$4,216	19%	$5,128	21%

Revenue	$22,329	100%	$24,635	100%

	Nine Months Ended September 30,
	2026		2025
SOFTWARE & DATA	Amount	Margin	Amount	Margin
Gross Profit	$50,733	75%	$52,815	75%
Selling and marketing	(25,784)	(38)%	(28,227)	(40)%
Product and technology	(15,457)	(23)%	(13,777)	(19)%
General and administrative	(5,895)	(9)%	(7,694)	(11)%
Other income (expense)	4	—%	30	—%
Add: Reconciling items:
Depreciation and amortization	7,740	11%	9,839	14%
Stock-based compensation costs	2,387	4%	2,046	3%
Interest expense	—	—%	2	—%
Other gains and losses	266	1%	207	—%
Adjusted EBITDA	$13,994	21%	$15,241	22%

Revenue	$67,348	100%	$70,647	100%

The following tables reconcile Consumer Services Gross Profit to Consumer Services Adjusted EBITDA and Consumer Services Gross Margin to Consumer Services Adjusted EBITDA Margin.

	Three Months Ended September 30,
	2026		2025
CONSUMER SERVICES	Amount	Margin	Amount	Margin
Gross Profit	$15,499	85%	$16,609	86%
Selling and marketing	(10,034)	(55)%	(11,644)	(60)%
Product and technology	(980)	(5)%	(1,224)	(6)%
General and administrative	(2,182)	(12)%	(2,479)	(13)%
Other income (expense)	132	1%	109	1%
Add: Reconciling items:
Depreciation and amortization	560	3%	808	4%
Stock-based compensation costs	354	2%	422	2%
Interest expense	1	—%	—	—%
Mark-to-market gains (losses)	—	—%	(8)	—%
Other gains and losses	(134)	(1)%	(100)	(1)%
Adjusted EBITDA	$3,216	18%	$2,493	13%

Revenue	$18,309	100%	$19,367	100%

	Nine Months Ended September 30,
	2026		2025
CONSUMER SERVICES	Amount	Margin	Amount	Margin
Gross Profit	$43,949	85%	$44,076	85%
Selling and marketing	(30,437)	(59)%	(31,907)	(62)%
Product and technology	(2,294)	(4)%	(3,422)	(7)%
General and administrative	(13,919)	(27)%	(8,869)	(17)%
Other income (expense)	323	—%	312	1%
Add: Reconciling items:
Depreciation and amortization	7,689	15%	2,533	5%
Stock-based compensation costs	1,432	3%	1,247	2%
Interest expense	—	—%	(1)	—%
Mark-to-market gains (losses)	(39)	—%	(36)	—%
Other gains and losses	(247)	—%	(153)	—%
Adjusted EBITDA	$6,457	13%	$3,780	7%

Revenue	$51,580	100%	$51,738	100%

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Annual Report for the year ended December 31, 2025, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the Annual Report for the year ended December 31, 2025. There have been no material changes to these policies during the nine months ended September 30, 2026.

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
Interest Rate Risk
Debt
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2026, and December 31, 2025, we had interest-bearing debt of $467.3 million and $475.1 million, respectively. Our 2026 Notes were fully repaid in the third quarter of 2026 and had no outstanding balance as of September 30, 2026. The 2026 Notes had a fixed coupon rate of 0.75%, and an effective interest rate of 1.3%. Our 2028 Notes have a principal balance of $333.3 million as of September 30, 2026, a fixed coupon rate of 6.75%, and an effective interest rate of 17.9%. Our 2030 Notes have a principal balance of $134.0 million as of September 30, 2026, a fixed coupon rate of 9.00%, and an effective interest rate of 9.2%. Interest expense includes both contractual interest expense and amortization of debt issuance costs and discount. The following table provides details of interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense for 2026 Notes	$12	$23	$41	$579
Contractual interest expense for 2028 Notes	5,625	5,625	16,875	16,875
Contractual interest expense for 2030 Notes	3,015	3,015	9,045	4,020
Total contractual interest expense	8,652	8,663	25,961	21,474
Amortization of debt issuance costs and discount for 2026 Notes	8	15	28	418
Amortization of debt issuance costs and discount for 2028 Notes	6,665	5,601	18,906	15,852
Amortization of debt issuance costs for 2030 Notes	98	51	288	87
Total amortization of debt issuance costs and discount	6,771	5,667	19,222	16,357
Capitalized interest and other	(297)	(367)	(676)	(566)
Total interest expense	$15,126	$13,963	$44,507	$37,265
Because the coupon rates are fixed, interest expense on our debt will not change if market interest rates increase.
Investments
As of September 30, 2026, Porch has a $77.5 million portfolio of fixed income securities and an unrealized gain (loss) of $(2.7) million while the Reciprocal has a $190.0 million portfolio of fixed income securities and an unrealized gain (loss) of $(8.4) million, as described in Note 5 in the unaudited Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report. In a rising interest rate environment, the portfolio would result in unrealized losses.
Surplus Note
As of September 30, 2026, Porch held approximately $106 million of surplus notes due from the Reciprocal which pay interest of 9.75% plus SOFR. These surplus notes are included in the Reciprocal’s statutory surplus and are eliminated in Porch’s consolidated financial statements for GAAP reporting. A one-percent decrease in SOFR would have resulted in a net decrease in interest income to Porch of $1.1 million on an annualized basis.
Other
As of September 30, 2026, accounts receivable balances were $13.2 million and $12.8 million for Porch and the Reciprocal, respectively, and reinsurance balance due for the Reciprocal was $5.3 million. These are not interest-bearing assets and are generally collected in less than 180 days. As such, we do not consider these assets to have material interest rate risk.
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
Foreign Currency Risk
There was no material foreign currency risk for the nine months ended September 30, 2026. Our activities to date have been conducted primarily in the United States.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were effective as of September 30, 2026.
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
The following risk factors relate to the pending acquisition by Homeowners of America Holding Corporation (“HOA Holdco”) and Porch Insurance Reciprocal Exchange (the “Reciprocal”) of Allied Trust Insurance Company (“ATIC”), Allied Underwriters LLC (“AU MGA”), and Lonestar Lagniappe Reinsurance Holdings, LLC (“Lonestar”) pursuant to the Stock and Membership Interest Purchase Agreement, dated as of October 13, 2026 (the “Purchase Agreement” and such acquisition, the “Acquisition”). These risk factors supplement, and should be read together with, the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
The Acquisition is subject to closing conditions, including required insurance regulatory approvals, and may not be completed on the anticipated timeline or at all.
Completion of the Acquisition is subject to conditions, including the receipt of required approvals from the Texas Department of Insurance and other applicable insurance regulators, the absence of any legal restraint, and the accuracy of representations and the performance of covenants by the parties. Insurance holding company laws require prior regulatory approval of any acquisition of control of a domestic insurer. The review process may take longer than we expect, and regulators may impose conditions in connection with their approval, including requirements relating to capital maintenance, restrictions on dividends or intercompany transactions, or limitations on the conduct of business, any of which could reduce the anticipated benefits of the Acquisition or, if sufficiently adverse, permit HOA Holdco and the Reciprocal not to close.
If the Acquisition has not been completed by April 1, 2027, as such date may be extended, either party may terminate the Purchase Agreement, and the Purchase Agreement may also be terminated by mutual consent, following an uncured breach, or upon a final and non-appealable legal restraint. We will incur significant transaction costs whether or not the Acquisition is completed, and the pendency of the Acquisition may divert management’s attention and, through pre-closing operating covenants, limit the acquired businesses’ ability to respond to competitive or market developments. A failure to complete the Acquisition could adversely affect the trading price of our common stock and our ability to pursue other opportunities.
We may not realize the anticipated benefits of the Acquisition, including because of difficulties integrating the acquired businesses or operating in new markets.
Realizing the anticipated benefits of the Acquisition depends on our ability to integrate the underwriting, claims, policy administration, actuarial and reserving, reinsurance, distribution, and financial reporting functions of ATIC, AU MGA, and Lonestar with our existing insurance operations, including the Reciprocal and HOA, while complying with the regulatory requirements applicable to multiple insurance entities within a holding company system. Integration may take longer, cost more, or prove more complex than we expect, and may result in the loss of key employees, agents, or policyholders of the acquired businesses and the diversion of management’s attention from our existing operations.
The acquired businesses underwrite and write insurance policies in states in which we do not currently operate, including Louisiana, which will require us to maintain licenses, build distribution, and price risks in markets where we have limited operating experience and where regulatory, catastrophe, and litigation environments differ from those in which we operate today. Our proprietary property data may prove less predictive in those markets. In addition, the financial and operating results of the acquired businesses, once integrated and reported on a basis consistent with ours, may differ from the results reflected in our due diligence, and we expect to record goodwill and intangible assets that may become impaired.
A portion of the purchase price may be paid in shares of our common stock, which would dilute our existing stockholders, and may negatively affect the market price of our common stock.
HOA Holdco may elect to satisfy up to $20.0 million of the amount payable at the closing of the Acquisition in shares of our common stock, which we expect would be newly issued from our authorized but unissued shares. The Reciprocal may elect to satisfy up to $50.0 million of the deferred payments in shares of our common stock that it already holds, a significant portion of the value of which is treated as a non-admitted asset in the Reciprocal’s statutory filings. Shares held by the Reciprocal are treated as treasury shares for accounting purposes and are not considered outstanding under Delaware law for quorum or voting purposes; however, shares delivered to the seller would become outstanding shares held by an unaffiliated third party. The issuance of new shares by us, as well as the transfer of existing shares held by the Reciprocal that become outstanding for voting and accounting purposes, could dilute the percentage ownership and voting power of our existing stockholders and could reduce our earnings per share and adversely affect the trading price of our common stock.
The number of shares deliverable on any payment date is determined by reference to the trading price of our common stock on the business day immediately prior to that date. A decline in our share price would increase the number of shares required to satisfy a given dollar amount, increasing the potential dilution, and we cannot predict the number of shares that ultimately will be delivered. The Purchase Agreement also requires that the shares be registered for resale and free from transfer restrictions no later than five days following each applicable due date. Resales of those shares by the seller, or the perception that such resales may occur, could cause the trading price of our common stock to decline.
The Acquisition will increase our exposure to catastrophe losses and our reliance on reinsurance.
The acquired businesses write residential property insurance in states exposed to hurricanes, windstorms, hail, severe weather events, and other catastrophe events, with a significant concentration in Louisiana and along the Gulf Coast. Following the closing, the properties insured through the Reciprocal and the acquired businesses will be more concentrated in catastrophe-exposed regions than the Reciprocal’s current book of business. A single catastrophe event, or a series of events, could produce claims that exceed the combined reserves, reinsurance recoveries, and capital resources available to the Reciprocal and the acquired businesses. The models we use to assess catastrophe exposure rely on assumptions that may prove inaccurate, particularly in markets where we have limited historical experience.
Our ability to manage this increased exposure depends on the availability, cost, and performance of reinsurance. The combined policyholder count and geographic concentration may cause reinsurers to require higher premiums, higher attachment points or retentions, reduced limits, or less favorable terms when existing programs are renewed or new programs are placed for the combined operations, and reinsurance may not be available on acceptable terms or at all. We are also exposed to the credit risk of reinsurers and to disputes over recoveries.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
No director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2026.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1+
Stock and Membership Interest Purchase Agreement, dated as of October 13, 2026, by and among Homeowners of America Holding Corporation, Porch Insurance Reciprocal Exchange, and Allied Trust Holdings, LLC. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-39142), filed with the SEC on October 13, 2026.

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
+Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: October 28, 2026

PORCH GROUP, INC.

	By:	/s/ Shawn Tabak
	Name:	Shawn Tabak
	Title:	Chief Financial Officer and Duly Authorized Officer
(Principal Financial Officer)